Form 10-K
period 1993-12-31
AMERICAN ANNUITY GROUP INC
filed 1994-03-30
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Fiscal Year Ended                           Commission File
   December 31, 1993                                   No. 1-11632


                           AMERICAN ANNUITY GROUP, INC.


   Incorporated under                                  IRS Employer I.D.
   the Laws of Delaware                                No. 06-1356481

                  250 East Fifth Street, Cincinnati, Ohio 45202
                                  (513) 333-5300


   Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
       Title of Each Class                             on which Registered
       ___________________                             ___________________
       Common Stock, Par Value $1.00 Per Share         New York
       9-1/2% Senior Notes due August 15, 2001         New York
       11-1/8% Senior Subordinated Notes due February 1, 2003New York

   Securities Registered Pursuant to Section 12(g) of the Act:  None


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
   filing requirements for the past 90 days.  Yes  X   No
                                                  ___     ___






       Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       As of March 1, 1994, there were 35,093,340 shares of the Registrant's Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates at that date was approximately $61.4 million based upon non-affiliate holdings of 6,458,781 shares and a market price of $9.50 per share.


                       Documents Incorporated by Reference:

       Proxy Statement for the 1994 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

                           AMERICAN ANNUITY GROUP, INC.

                              INDEX TO ANNUAL REPORT

                                   ON FORM 10-K

   Part I
                                                                      Page
                                                                      ____
   Item 1.       Business
            Introduction                                                1
            GALIC                                                       1
            Discontinued Manufacturing Operations                      13
            Employees                                                  13
   Item 2.       Properties                                            13
   Item 3.       Legal Proceedings                                     15
   Item 4.       Submission of Matters to a Vote of Security Holders    *


   Part II

   Item 5.       Market for Registrant's Common Equity and Related
            Stockholder Matters                                        16
   Item 6.       Selected Financial Data                               16
   Item 7.       Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                  17
   Item 8.       Financial Statements and Supplementary Data           21
   Item 9.       Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                    *


   Part III

   Item 10. Directors and Executive Officers of the Registrant         21
   Item 11. Executive Compensation                                     21
   Item 12. Security Ownership of Certain Beneficial Owners and Management21
   Item 13. Certain Relationships and Related Transactions             21


   Part IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                              S-1









   * The response to this item is "none".

                                      PART I

                                      ITEM 1

                                     Business
                                     ________

   Introduction
   ____________

   American Annuity Group, Inc. ("American Annuity", "AAG", or "the Company") is a holding company whose only significant asset is the capital stock of Great American Life Insurance Company ("GALIC"). American Annuity is the successor to STI Group, Inc., formerly known as Sprague Technologies, Inc. ("STI"). STI was formed in May 1987 by The Penn Central Corporation ("Penn Central") for the purpose of divesting its electronics components businesses. STI subsequently sold substantially all of its assets and retired its debt, netting approximately $100 million in cash and cash equivalents.

   In September 1992, STI reached an agreement with Great American Insurance Company ("GAI") to purchase 100% of the capital stock of GALIC for $468 million. The acquisition was consummated on December 31, 1992. The purchase of GALIC was financed with (a) $230 million of borrowings, (b) $156 million of new equity raised from the sale of common and preferred stock to GAI, and (c) cash available at the Company. American Financial Corporation ("AFC"), the parent of GAI, beneficially owned approximately 80% of American Annuity's Common Stock at March 1, 1994.

   GALIC
   _____

   For definitions of many of the insurance terms used throughout this section, please see the glossary beginning on page 11.

   GALIC is an insurance company which was incorporated in New Jersey in 1959 and redomiciled as an Ohio corporation in 1982. GALIC was acquired by AFC in 1973 through AFC's acquisition of GAI. GALIC entered the tax-deferred annuity business in 1976; prior to that time it wrote primarily whole-life, term-life, and accident and health insurance policies. GALIC is currently rated "A" (Excellent) by A.M. Best.

   Annuities are long-term retirement savings plans that benefit from interest accruing on a tax-deferred basis. The issuer of the annuity collects contributions, credits interest or investment income and pays out a benefit upon surrender or annuitization.

   Annuity contracts can be either variable rate or fixed rate. With a variable rate annuity, the rate at which interest is credited to the contract is tied to an underlying securities portfolio or other performance index. With a fixed rate annuity, an interest crediting rate is set by the issuer, periodically reviewed by the issuer, and changed from time to time as determined to be appropriate.

   GALIC is engaged in the sale of fixed rate annuities primarily to employees of qualified not-for-profit organizations under Section 403(b) of the Internal Revenue Code. These employees are eligible to save for retirement through contributions made on a before-tax basis to purchase 403(b) annuities. Contributions are made at the discretion of the participants through payroll deductions. Federal income taxes are not payable on contributions or earnings until amounts are withdrawn.

   GALIC markets its annuities principally to employees of educational institutions in the kindergarten through high school ("K-12") segment. Management believes that the K-12 segment is attractive because of the growth potential and persistency rate it has demonstrated. In 1993, written premiums from the K-12 segment represented approximately 90% of GALIC's total tax-qualified premiums, with sales of annuities to other not-for-profit groups accounting for the balance.

   The following table (in millions) presents information concerning GALIC in accordance with generally accepted accounting principles ("GAAP"), unless otherwise noted.

                                          1993   1992   1991    1990   1989
                                          ____   ____   ____    ____   ____
     Total Assets (A)                   $4,883 $4,436 $4,686  $3,847 $3,285
     Annuity Policyholders' Funds
       Accumulated                              4,257  3,974   3,727  3,398
   2,913
     Stockholders' Equity                  520    418    358     355    277
     Statutory Basis:
       Capital and Surplus                 251    216    219     192    103
       Asset Valuation Reserve (B)(C)       70     71    112      10    124
       Interest Maintenance Reserve (C)     36     17      -       -      -

     Annuity Receipts:
       Flexible Premium:
              First Year                $   49 $   48 $   67  $   73 $   72
         Renewal                           223    232    240     220    204
                                        ______ ______ ______  ______ ______
                                           272    280    307     293    276
       Single Premium                      128     80    153     238     91
                                        ______ ______ ______  ______ ______
          Total Annuity Receipts        $  400 $  360 $  460  $  531 $  367
                                        ______ ______ ______  ______ ______

     (A) Includes the following amounts for securities purchased in December and paid for in the subsequent year: 1993 - $68 million; 1992 - $0.2 million; 1991 - $557 million; 1990 - $46 million and 1989 - $50 million.

     (B) For years prior to 1992, amounts reflect the Mandatory Securities Valuation Reserve.

     (C)  Allocation of surplus for statutory reporting purposes.

   Sales of annuities are affected by many factors, including: (i) competitive rates and products; (ii) the general level of interest rates; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; and (vii) general economic conditions.

   Annuity receipts in 1993 increased primarily due to the introduction of new single premium products in the second half of 1992. Receipts in 1992 were lower than anticipated due to (i) a reduction in receipts relating to a new product introduced in 1990 which encouraged rollovers of other retirement funds and (ii) unfavorable economic and market conditions, including the impact of the negative publicity associated with a number of highly publicized insolvencies in the life insurance industry.

   GALIC's Corporate Strategy

   GALIC's primary business objective is to maximize its long-term profitability through the sale of 403(b) annuities. GALIC seeks to achieve this objective through a strategy of: (i) offering annuity products that are tailored to meet its policyholders' financial needs and designed to encourage a high level of persistency; (ii) providing competitive commission structures and high-quality service in order to foster long-term relationships with its independent agents; (iii) maintaining a conservative investment portfolio in order to demonstrate financial stability to its policyholders; (iv) maintaining competitive crediting rates on annuity policies to encourage new, as well as renewal, business while achieving the desired spread between investment earnings and interest credited; (v) developing complementary distribution channels; and (vi) maintaining high ratings from independent insurance rating agencies.

   Annuity Products

   GALIC's principal products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). In 1993, FPDAs accounted for approximately two-thirds of GALIC's total annuity receipts, with SPDAs accounting for the remainder. GALIC's annuity products are designed to discourage early terminations and withdrawals through the use of various surrender charges. Over the past five years, the annual persistency rate of GALIC's annuity products has averaged approximately 92%. The following table summarizes GALIC's written premiums and policyholder benefit reserves on a statutory basis by product line (dollars in millions).


                                                          Policyholder

                               1993 Premiums Written
                                                      Benefit Reserves at
                               _____________________
                                  First         % of
                                                       December 31, 1993
                                                      ___________________
                                   YearRenewal Total       Amount    %
                                  ____________ _____       ______   ___
     Flexible Premium:
       403(b) Single-tier          $ 14 $ 14    7.0%       $   70   1.6%
       403(b) Two-tier               31  202   58.0         2,739  63.5
       Other Single-tier              2    1    0.7            39   0.9
       Other Two-tier                 2    6    2.0           187   4.4
                                   ____ ____  _____        ______ _____
           Total                     49  223   67.7         3,035  70.4
                                   ____ ____  _____        ______ _____

     Single Premium:
       Single-tier                   13   -     3.2            27   0.6
       Two-tier                     115   -    28.6         1,012  23.5
                                   ____ ____  _____        ______ _____
         Total                      128   -    31.8         1,039  24.1
                                   ____ ____  _____        ______ _____

     Annuities in Pay Out            -    -      -            217   5.0
     Life, Accident & Health         -     2    0.5            23   0.5
                                   ____ ____  _____        ______ _____
         Total                     $177 $225  100.0%       $4,314 100.0%
                                   ____ ____  _____        ______ _____

   GALIC's FPDAs are characterized by premium payments that are flexible in amount and timing as determined by the policyholder. GALIC's SPDAs require a one-time lump-sum premium payment. Since January 1, 1988, approximately three-fourths of GALIC's SPDA receipts have resulted from rollovers of tax-deferred funds previously maintained by policyholders with other insurers.

   All of GALIC's annuity products are fixed rate annuities which provide minimum interest rate guarantees of 3% to 4% per annum. At December 31, 1993, approximately 95% of GALIC's policyholder liabilities consisted of annuities which offered a minimum interest rate guarantee of 4%. All of GALIC's annuity policies permit GALIC to change the crediting rate at any time (subject to the minimum guaranteed interest rate). In determining the frequency and extent of changes in the crediting rate, GALIC takes into account the profitability of its annuity business and the relative competitive position of its products. The average rate being credited on funds held by GALIC was approximately 5.3%, 6.2%, and 7.2% at December 31, 1993, 1992, and 1991,
   respectively.

   GALIC seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its policies. GALIC accomplishes this by (i) offering flexible crediting rates, (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities. Tax qualified annuity policyholders maintain access to their funds without incurring penalties through a provision in the contract which allows policy loans in accordance with the Internal Revenue Code.

   The persistency rates of GALIC's products are helped by the two-tier design contained in most of GALIC's products. Two-tier annuities have a permanent surrender charge for funds withdrawn in a lump sum in excess of the amount permitted to be withdrawn pursuant to the contract. Two account values are maintained for two-tier annuities -- the annuitization (or upper-tier) value and the surrender (or lower-tier) value. The annuitization value is paid only if the policyholder chooses to annuitize (withdraw funds in a series of periodic payments for at least the minimum number of years specified in the contract). If a lump sum payment is desired, the surrender value is paid. After the initial surrender charges have been reduced to zero, single-tier annuities have only one value which is available whether the policy is surrendered or annuitized.

   With some two-tier annuities, the annuitization value and the surrender value are the same at inception of the policy, but since each value accumulates interest at a different rate, over time, the annuitization value will grow to an amount which is greater than the surrender value. Other two-tier annuities credit the same interest rate to both the surrender and the annuitization value but withhold a portion of the first-year premiums when calculating the surrender value; no such amounts are withheld in calculating the annuitization value.

   GALIC's two-tier annuities are particularly attractive to policyholders who intend to utilize funds accumulated to provide retirement income since the annuitization value is accumulated at a competitive long-term interest rate. Management believes that over time, as the policyholder population ages, the percentage of policyholders annuitizing will increase.

   In addition to its use of two-tier structures, GALIC imposes certain surrender charges and front-end fees during the first five to ten years of a new policy to discourage customers from withdrawing funds in the early years of a policy. As a result of these features, GALIC's annuity products have achieved high persistency. As the following table illustrates, GALIC's annual persistency rates for its major products have averaged approximately 92% over the past five years.


                                             Persistency Rates
                               ___________________________________________
     Product Group                    1993    1992    1991    1990    1989
     _____________                    ____    ____    ____    ____    ____
     Flexible Premium                 92.0%   90.6%   89.3%   91.2%   94.4%
     Single Premium                   93.3    93.8    92.8    92.6    92.0

   Annuity surrender payments represented 6.9%, 7.8% and 9.4% of average statutory reserves in 1993, 1992 and 1991, respectively.

   At December 31, 1993, GALIC had approximately 230,000 annuity policies in force, nearly all of which were individual contracts. GALIC's policyholders are employees of over 8,300 institutions nationwide. Of the $4.3 billion in total statutory reserves held by GALIC as of December 31, 1993, approximately 95% were attributable to policies in the accumulation phase.

   Marketing and Distribution

   GALIC markets its annuity products through approximately 55 managing general agents ("MGAs") who, in turn, direct more than 1,000 actively producing independent agents. GALIC has developed its business since 1980 on the basis of its relationships with MGAs and independent agents primarily through a consistent marketing approach and responsive service.

   GALIC seeks to attract and retain MGAs who are experienced and highly motivated and who consistently place a high volume of the types of annuities offered by GALIC. Toward this end, GALIC has established a "President's Advisory Council" consisting of 10 of the top producers each year, all of whom must market primarily GALIC products. The President's Advisory Council serves as a major influence on new product design and marketing strategy.

   To extend the distribution of GALIC annuities to a broader customer base, the Company began to develop a Personal Producing General Agent ("PPGA") distribution system. Over 85 PPGAs are contracted to sell GALIC annuities to both qualified and non-qualified customers. These new appointments will give the Company the opportunity to expand the premium writings in those territories not served by an MGA.

   GALIC's strategy is to offer its agents competitive commission rates and to provide prompt processing of agent requests, with the objective of attracting and retaining agents on the basis of service, as well as compensation. Commissions paid on first year premiums are significantly higher than those paid on renewal premiums. Commissions are generally lower for sales of annuities to older policyholders, reflecting the lower profit potential available from policyholders who maintain their funds with GALIC for a shorter period.

   GALIC is licensed to sell its products in all states (except Kansas and New
   York) and in the District of Columbia. The geographical distribution of GALIC's annuity premiums written in 1993 compared to 1989 was as follows (dollars in millions):

                                         1993
                                                                1989
                                   ________________      ________________
             State                   Premiums   %          Premiums   %
             _____                   ______________        ______________
             California                $ 87   21.8%           $ 98  26.7%
             Florida                     39    9.8              22   6.0
             Michigan                    34    8.5              39  10.6
             Massachusetts               32    8.0              30   8.2
             New Jersey                  22    5.5              27   7.4
             Ohio                        22    5.5               *    *
             Connecticut                 21    5.2              31   8.4
             Illinois                    13    3.3              10   2.7
             North Carolina              13    3.3               *    *
             Texas                       13    3.3              12   3.3
             Washington                  10    2.4              10   2.7
             Rhode Island                 9    2.2              12   3.3
             All others, each less than 2%
                                         85   21.2              76  20.7
                                       ____  _____            ____ _____

                                       $400  100.0%           $367 100.0%
                                       ____  _____            ____ _____

   * less than 2%






   Investments

   GALIC's annuity products are structured to generate a stable flow of investable funds. GALIC earns a spread by investing these funds at an investment earnings rate in excess of the crediting rate payable to its policyholders.

   The Ohio Insurance Code contains rules governing the types and amounts of investments which are permissible for an Ohio life insurer, including GALIC. These rules are designed to ensure the safety and liquidity of the insurer's investment portfolio by placing restrictions on the quality, quantity and diversification of permitted investments.

   Investments comprise approximately 96% of American Annuity's assets and are the principal source of its income. Fixed income securities (including policy loans, mortgage loans and short-term investments) comprise over 98% of AAG's investment portfolio.

   Risks inherent in connection with fixed income securities include loss upon default and market price volatility. Factors which can affect the market price of these securities include: (i) creditworthiness of issuers; (ii) changes in market interest rates; (iii) the number of market makers and investors; and (iv) defaults by major issuers of securities.

   In recent years, GALIC has reduced its holdings in non-investment grade fixed maturity securities and equity securities of affiliates. This shift in investment strategy has placed an emphasis on high quality fixed income securities which management believes should produce a more consistent and predictable level of investment income.

   The National Association of Insurance Commissioners ("NAIC") assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows GALIC's fixed maturity portfolio by NAIC designation (and comparable
   Standard & Poor's Corporation rating) at December 31:

             NAIC
             Rating Comparable S&P Rating          1993     1992
             ______ _____________________          ____     ____
               1    AAA, AA, A                      58%      67%
               2    BBB                             37       24
                                                   ___      ___
                         Total investment grade     95       91
                                                   ___      ___
               3    BB                               4        5
               4    B                                1        4
               5    CCC, CC, C                       *        *
               6    D                                -        *
                                                   ___      ___
                         Total non-investment grade  5        9
                                                   ___      ___
                         Total fixed maturities    100%     100%
                                                   ___      ___

   * less than 1%

   GALIC's primary investment objective in selecting securities for its fixed maturity portfolio is to optimize interest yields while maintaining an appropriate relationship of maturities between GALIC's assets and expected liabilities. GALIC invests in bonds that have primarily intermediate-term maturities. This practice provides GALIC with additional flexibility to respond to fluctuations in the marketplace.

   The table below sets forth the maturities of GALIC's fixed maturity investments based on their carrying value. At December 31, 1993, the average maturity of GALIC's fixed maturity investments was approximately 6 years (including CMOs, which had an estimated average life of approximately 4 years).

             Maturity                          1993     1992
             ________                          ____     ____
             One year or less                     *        1%
             After one year through five years   10%      11
             After five years through ten years  43       34
             After ten years                     12       12
                                                ___      ___
                                                 65       58
             Collateralized mortgage obligations 35       42
                                                ___      ___
                                                100%     100%
                                                ___      ___

   * less than 1%

   The following table shows the performance of GALIC's investment portfolio, excluding equity investments in affiliates (dollars in millions):

                                               1993     1992     1991
                                               ____     ____     ____
             Average cash and investments at cost
                                             $4,455   $4,078   $3,828
             Investment income                  358      334      340
             Realized gains                      35       27        4

             Percentage earned:
               Excluding realized gains         8.0%     8.2%     8.9%
               Including realized gains         8.8      8.9      9.0

   GALIC's investment portfolio is managed by American Money Management ("AMM"), a subsidiary of AFC. As part of the acquisition by STI, GALIC and AMM executed an investment services agreement which established the investment management fee paid to AMM at a maximum of one-tenth of one percent of GALIC's invested assets.
   Independent Ratings

   GALIC is currently rated "A" (Excellent) by A.M. Best and "A+" (High claims paying ability) by Duff & Phelps. Publications of A.M. Best indicate that an "A" rating is assigned to those companies which in A.M. Best's opinion have achieved excellent overall performance when compared to the standards established by A.M. Best as norms of the life insurance industry and which generally have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, independent rating agencies review the company's profitability, leverage and liquidity, as well as the company's book of business, the quality and estimated market value of its assets, the adequacy of its policy reserves and the experience and competency of its management. Their ratings are based upon factors of concern to policyholders and agents and are not directed toward the protection of investors.

   Management believes that the ratings assigned to GALIC by independent insurance rating agencies are important because potential policyholders often use a company's rating as an initial screening device in considering annuity products. Management also believes that the majority of purchasers of 403(b) annuities would not be willing to purchase annuities from an issuer that had an A.M. Best rating below certain levels. In addition, certain school districts, hospitals and banks do not allow insurers with an A.M. Best rating below certain levels to sell annuity products through their institutions.

   Policy Liabilities and Reserves

   GALIC establishes and carries reserves to meet future obligations under its annuity policies. GALIC's $4.3 billion liability for accumulated policyholders' funds at December 31, 1993, is calculated based upon assumptions of future interest rate spreads expected to be realized and expected mortality, maturity and surrender rates to be experienced on the annuity policies in force. Annuity premiums are generally recorded under GAAP as increases to the liability for accumulated policyholders' funds rather than as revenues. Accumulated interest also increases this liability. Benefit payments are recorded as decreases to this liability instead of as expenses.

   Competition

   GALIC operates in a highly competitive environment. More than 100 insurance companies offer tax-deferred annuities. GALIC competes with other insurers and financial institutions based on many factors, including ratings, financial strength, reputation, service to policyholders, product design (including interest rates credited), commissions and service to agents. Since GALIC markets and distributes policies through independent agents, it must also compete for agents. Management believes that consistently targeting the same market and emphasizing service to agents and policyholders give GALIC a competitive advantage.

   No single insurer dominates the marketplace. Competitors include (i) individual insurers and insurance groups, (ii) mutual funds and (iii) other financial institutions of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all of their profits inure to their policyholders, and many of which possess financial resources substantially in excess of those available to GALIC. In a broader sense, GALIC competes for retirement savings with a variety of financial institutions offering a full range of financial services.

   Regulation

   GALIC is subject to comprehensive regulation under the insurance laws of the States of Ohio and California and the other states in which it operates. These laws, in general, require approval of the particular insurance regulators prior to certain actions such as the payment of dividends in excess of statutory limitations, continuing service arrangements with affiliates and certain other transactions. Regulation and supervision are administered by a state insurance commissioner who has broad statutory powers with respect to granting and revoking licenses, approving forms of insurance contracts and determining types and amounts of business which may be conducted in light of the financial strength and size of the particular company. State insurance departments conduct periodic financial examinations of insurance companies. GALIC's state of domicile, Ohio, requires that examinations be conducted at least every three years and its most recent examination was for the three-year period ended December 31, 1990. State insurance laws also regulate the character of each insurance company's investments, reinsurance and security deposits.

   GALIC may be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The incurrence and amount of such assessments have increased in recent years.
   In connection with the GALIC purchase, GALIC's costs for state guarantee funds are set at $1 million per year for a five-year period with respect to insurance companies in receivership, rehabilitation, liquidation or similar situations at December 31, 1992. For any year in which GALIC pays more than $1 million to the various states, GAI will reimburse GALIC for the excess assessments. For any year in which GALIC pays less than $1 million, AAG will pay GAI the difference between $1 million and the assessed amounts. GALIC paid $2.2 million in assessments in 1993 and, accordingly, has recorded a receivable from GAI at December 31, 1993 of $1.2 million.

   The Ohio Department of Insurance is GALIC's principal regulatory agency. GALIC is deemed to be "commercially domiciled" in California based on past premium volume written in the state and, as a result, is subject to certain provisions of the California Insurance Holding Company laws, particularly those governing the payment of stockholder dividends, changes in control and intercompany transactions. An insurer's status as "commercially domiciled" is determined annually under a statutory formula. GALIC's status may change in California in the future if its premium volume there decreases to below 20% of its overall premium volume over the most recent three years.

   The NAIC is an organization comprised of the chief insurance regulator for each of the 50 states and the District of Columbia. One of its major roles is to develop model laws and regulations affecting insurance company operations and encourage uniform regulation through the adoption of such models in all states. As part of the overall insurance regulatory process, the NAIC forms numerous task forces to review, analyze and recommend changes to a variety of areas affecting both the operating and financial aspects of insurance companies. Recently, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and their holding company systems. In light of recent legislative developments, the NAIC and state insurance regulators have also become involved in a process of re-examining existing laws and regulations and their application to insurance companies. Legislation has also been introduced in Congress which could result in the federal government's assuming some role in the insurance industry, although none has been enacted to date.

   In 1990, the NAIC began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over 15 regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 31, 1993, 32 states, including Ohio and California, were accredited.

   In December 1992, the NAIC adopted a model law enacting risk-based capital formulas which became effective in 1993. The model law sets thresholds for regulatory action, and currently GALIC's capital significantly exceeds risk-based capital requirements. If the NAIC elects to impose more stringent risk-based capital rules in the future, GALIC's ability to pay dividends could be adversely affected.

   The current NAIC model for extraordinary dividends requires prior regulatory approval of any dividend that exceeds the "lesser of" 10% of statutory surplus or 100% of the prior year's net gain from operations. Prior to 1986, the model standard was the "greater of" such amounts. The NAIC has approved eight alternative provisions which may be considered "substantially similar" to the model. The NAIC model or one of the alternatives must be adopted by a state in order to be accredited by the NAIC.

   In October 1993, Ohio revised its dividend law to adopt one of the eight alternatives. The standard in Ohio requires 30 days prior notice of any dividend which, together with all such amounts paid in the preceding twelve months, exceeds the "greater of" 10% of statutory surplus or 100% of the prior year's net income, but not exceeding earned surplus as of the prior year-end. The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations. These considerations include the impact of dividends on surplus, which could affect (i) an insurer's ratings,
   (ii) its competitive position and (iii) the amount of premiums that can be written. Furthermore, the Ohio Insurance Department has broad discretion to limit the payment of dividends by insurance companies domiciled in Ohio.

   California amended its dividend law effective January 1, 1994, adopting one of the alternative provisions approved by the NAIC. Under the new California law, approval is required for dividends which exceed the "greater of" 10% of statutory surplus or 100% of "net gain from operations", but not exceeding earned surplus, in any twelve month period.

   The NAIC has been considering the adoption of a model investment law for several years. The current projection for adoption of a model law is the end of 1994, at the earliest. A draft is not scheduled to be released until the second quarter of 1994. In addition, it is not yet determined whether the model law would be added to the NAIC accreditation standards so that consideration of the model for adoption in states would be required for the achievement or continuation of any state's accreditation. It is not possible to predict the impact of these activities on GALIC.

   In 1991, the NAIC adopted additional disclosure requirements relating to the marketing and sale of two-tier annuities. Certain states have adopted regulations or interpreted existing regulations to restrict the sale of two-tier annuity products or impose limitations on the terms of such products that make their sale less attractive to GALIC. To date, these additional disclosure requirements and restrictions have not had a material impact on GALIC's business. The NAIC is also considering the adoption of actuarial guidelines with respect to two-tier annuity products. In connection with the sale of GALIC, GAI is obligated to neutralize the financial effects of implementing any such guidelines on GALIC's statutory earnings and capital, except for the initial, one-time impact on GALIC's statutory earnings.
   GAI's obligations will apply only to GALIC's annuity business at the date of adoption and only if the guidelines are (i) adopted prior to January 1, 1996, or (ii) on the NAIC agenda for adoption as of December 31, 1995, and actually adopted on or prior to December 31, 1996. Management cannot predict whether or when the guidelines will be adopted nor can it predict the form of the guidelines and, therefore, cannot predict the final impact on GALIC.

   There can be no assurance that existing insurance-related laws and regulations will not become more restrictive in the future and thereby have a material adverse effect on the operations of GALIC and on the ability of GALIC to pay dividends.

                       GLOSSARY OF SELECTED INSURANCE TERMS


   Accumulation Phase               Time period during which interest
                                    accumulates on the  premiums paid by a
                                    policyholder to the annuity policy.

   Admitted Assets                  Assets of an insurer permitted by insurance
                                    regulatory authorities to be taken into
                                    account in determining the insurer's
                                    financial condition under statutory
                                    accounting practices.

   Annuitization Value              Amount accumulated under an annuity policy
                                    which is available when a policyholder
                                    elects to annuitize.

   Annuitize                        To withdraw funds from an annuity through a
                                    series of periodic payments.

   Annuity                           Contract which provides for a series of
                                     fixed or variable periodic payments from a stated or contingent date for a specified period, such as for a number of years or for life.

   Annuity Receipts                 Premiums received from annuity
                                    policyholders.

   Carrying Value                   The amount reported for an asset or
                                    liability in the financial statements in
                                    conformity with generally accepted
                                    accounting principles ("GAAP") or statutory
                                    accounting practices, whichever is
                                    applicable in the circumstances.

   Crediting Rate                   Interest rate applied to funds accumulated
                                    under annuity contracts, whether guaranteed
                                    or currently declared by the insurer.

   Fixed Rate Annuities             Annuities whose crediting rates are
                                    established periodically by the issuer.
                                    The crediting rate is not tied to an index
                                    but may vary from time to time as
                                    determined by the issuer.

   Flexible Premium Deferred        Annuities that permit periodic premium
                                    payments in
     Annuities ("FPDAs")            amounts and at such times as the holder
                                    determines.

   403(b) Annuities                 Flexible premium deferred annuities for
                                    which Section 403(b) of the Internal
                                    Revenue Code authorizes the deferral of
                                    taxes on contributions and interest
                                    credited on the contributions.

   In Force                         Total amount of insurance coverage or
                                    number of policies or annuity contracts





                                    that have not terminated.

   Independent Agents               Independent contractors who represent one
                                    or more insurers and are licensed to sell
                                    the insurers' products.

   Liability for Accumulated        Reserve established under generally
   accepted   Policyholders' Funds  accounting principles for the present value of estimated future benefit payments to
                                    policyholders under annuities issued by an
                                    insurer.

   Managing General Agents          Independent agents who also have authority
                                    to solicit and manage other independent
                                    agents on behalf of an insurance company.

                       GLOSSARY OF SELECTED INSURANCE TERMS

   Persistency Rate                 Percentage of policyholder funds from
                                    annuity contracts remaining with an insurer
                                    from the beginning to the end of a given
                                    year or other period.  A high persistency
                                    rate is generally  desired by an insurer.

   Policyholder Benefit             Liabilities established on a statutory
   basis whose   Reserves           minimum levels are determined by law and
                                    which are established to adequately provide
                                    for benefits ultimately payable to
                                    policyholders.

   Premiums                         Money paid by a policyholder to an
                                    insurance company for an insurance policy or annuity.

   Single Premium Deferred          Annuities that call for a policy to be
   issued in  Annuities ("SPDAs")   exchange for payment of a single lump sum
                                    premium payment.

   Single-tier Annuities            Annuities which have a single account value
                                    regardless of whether the contract is
                                    annuitized or surrendered and which have a
                                    surrender  charge that reduces to zero over
                                    time.

   Statutory Accounting             Accounting practices prescribed or
   permitted by the   Practices ("SAP")               National Association of
                                                      Insurance Commissioners
                                                      and the relevant state
                                                      insurance regulatory
                                                      authorities.

   Statutory Capital and Surplus    Statutory Capital is the amount received
                                    from the sale of shares of stock in the
                                    Company.  Statutory Surplus is the excess
                                    of assets over liabilities and capital, as
                                    determined in accordance with statutory
                                    accounting practices.  The total of these
                                    two amounts is a concept similar to
                                    stockholders' equity on a GAAP basis.

   Surrender Charge                 Amount deducted from the accumulated funds
                                    of an annuity policy when a policyholder
                                    withdraws funds in a lump sum payment.

   Surrender Value                  Net amount a policyholder would be paid in
                                    a lump sum.

   Tax-deferred Annuities           Annuities which are issued pursuant to a
                                    tax-qualified retirement plan and which
                                    permit premium payments on a before-tax
                                    basis.

   Tax-qualified Premiums           Premiums paid to purchase tax-deferred
                                    annuities.

   Two-tier Annuities               Annuities which have a permanent surrender





                                    charge and which maintain two account
                                    values -- an upper-tier value to be paid if annuitized and a lower-tier value to be paid if surrendered.


   Discontinued Manufacturing Operations
   _____________________________________

   Prior to 1993, the Company sold most of its manufacturing operations. These actions were taken in light of an ongoing strategic review process that led management and the Board of Directors to conclude that such operations either lacked a strong competitive position in the relevant product markets or did not have strong growth prospects or provide sufficiently high returns on investment.

   In 1991, the Company sold its interest in a manufacturing operation for $18 million in cash. In 1992, the Company sold substantially all of its remaining operations for $130 million in cash, notes and property.

   In 1993, AAG recorded a $14.8 million pretax provision related to discontinued operations. Approximately $9.7 million of the provision represented employee related obligations resulting primarily from a decrease in the discount rate used to calculate pension obligations; approximately $3.3 million related to adjustments for certain property and inventory associated with the Company's former manufacturing properties.

   At December 31, 1993, the Company owned an electronic components manufacturer with assets of approximately $8.6 million and 1993 revenues of approximately $11.9 million.

   Employees
   _________

   As of December 31, 1993, AAG employed approximately 15 persons and GALIC employed approximately 425 persons. None of the employees are represented by a labor union. AAG believes that its employee relations are excellent.

                                      ITEM 2

                                    Properties
                                    __________

   Location

   The material properties of American Annuity are listed below.  Management believes that its corporate offices are generally well maintained and adequate for American Annuity's present needs.
                                                                      Lease
                           Interior                                Expiration
       Location            Square Feet             Use            (if leased)
     ____________          ___________ ______________________________________
     Cincinnati, OH           58,300   AAG/GALIC corporate officesApril 1998
     Cincinnati, OH           41,000   GALIC offices               Monthly
     Los Angeles, CA          60,000   GALIC former corporate officesDecember
   1994

     Discontinued Operations:
     ________________________
     North Adams, MA         154,000   Manufacturing facility        Owned
     Hudson, NH              121,400   Manufacturing facility      March 2003
     Concord, NH             113,000   Manufacturing facility        Owned
     Hillsville, VA          102,000   Manufacturing facility        Owned
     El Paso, TX             100,000   Manufacturing facility        Owned
     Ronse, Belgium           85,000   Manufacturing facility        Owned
     Longwood, FL             60,000   Manufacturing facility        Owned
     North Adams, MA          44,000   R & D facility                Owned
     North Adams, MA          22,000   Manufacturing facility      January 1998





   In 1993, AAG and GALIC moved their offices to Cincinnati from Stamford, Connecticut and Los Angeles, California, respectively.

   Most of the manufacturing facilities are currently being leased to companies using them for manufacturing operations. The Company is attempting to sell or extend leases on these facilities. In addition, the Company has agreed to contribute a facility in North Adams, Massachusetts which has been vacant for several years to a not-for-profit entity which intends to develop the property into a multi-discipline art center.

   Environmental Matters

   Federal and state laws and regulations, including the federal Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, impose liability on the Company (as the successor to Sprague) for the investigation and cleanup of hazardous substances disposed of or spilled by its discontinued manufacturing operations, at facilities still owned by the Company and facilities transferred in connection with the sales of certain operations, as well as at disposal sites operated by third parties. In addition, the Company has indemnified the purchasers of its former operations for the cost of such activities. At several sites, the Company is conducting cleanup activities of soil and ground water contamination in accordance with consent agreements between the Company and state environmental agencies. The Company has also conducted or is aware of investigations at a number of other locations of its former operations that have disclosed environmental contamination that could cause the Company to incur additional costs of investigation and remediation. The Company has also been identified by state and federal regulators as a potentially responsible party at a number of other disposal sites.

   Based on the costs incurred by the Company over the past several years and discussions with its independent environmental consultants, management believes that reserves recorded for such clean-up activities are sufficient in all material respects to satisfy the known liabilities. However, the regulatory standards for clean-up are continually evolving toward more stringent requirements. In addition, many of the environmental investigations at the Company's former operating locations and third-party sites are still preliminary, and where clean-up plans have been proposed, they have not yet received full approval from the relevant regulatory agencies. Further, the presence of the Company generated wastes at third-party disposal sites exposes the Company to joint and several liability for the potential additional costs of cleaning up wastes generated by others. Accordingly, there can be no assurance that the costs of environmental clean-up for the Company may not be significantly higher in future years, possibly necessitating additional charges.

   Except as set forth below, the Company considers any administrative or judicial proceedings involving the Company which are related to environmental matters to be ordinary routine litigation incidental to its business.

   The Maine Department of Environmental Protection has issued a proposed Administrative Consent Agreement and Enforcement Order calling for a $328,000 fine based on alleged 1991 violations of certain reporting regulations. The Company is working with the Department of Environmental Protection to resolve this matter and is negotiating the amount of the fine.

                                      ITEM 3

                                Legal Proceedings
                                _________________

   American Annuity (as the successor to STI), its directors and AFC are defendants in seven class and derivative actions which were filed in the Court of Chancery of the State of Delaware. These actions were filed following the public announcement on June 26, 1992 that STI was considering a proposal from GAI relating to the purchase of GALIC. The actions are captioned: (a) William Steiner v. STI Group, Inc., et al., Civil Action No.
                   ___________________________________________
   12614 filed June 29, 1992; (b) Frank Seinfeld v. STI Group, Inc., et al.,
                                  __________________________________________
   Civil Action No. 12616 filed June 29, 1992; (c) Frederick Rand v. STI Group,
                                                   ____________________________
   Inc., et al., Civil Action No. 12622 filed June 30, 1992; (d) Eli Ballan, et
   _____________                                                 ______________
   al., v. Carl H. Lindner, et al., Civil Action No. 12619 filed June 30, 1992;
   ________________________________
   (e) Seymour Arkin v. Carl H. Lindner, et al., Civil Action No. 12620 filed
       _________________________________________
   June 20, 1992; (f) Jeffrey Rubenstein v. Carl H. Lindner, et al., Civil
                      ______________________________________________
   Action No. 12532 filed July 7, 1992; and (g) Harry Lewis v. Carl H. Lindner,
                                                _______________________________
   et al., Civil Action No. 12633 filed July 7, 1992.  On September 24, 1992,
   _______
   all of the foregoing actions were consolidated under the caption In re STI
                                                                    _________
   Group, Inc. Shareholders Litigation, Consolidated Civil Action No. 12619.
   ___________________________________
   The consolidated action asserts both class and derivative claims against American Annuity, its directors and AFC.

   The consolidated action alleges that the acquisition of GALIC by the Company was a self-dealing transaction designed to benefit AFC, was a waste of the Company's assets and constituted a breach of fiduciary duties by AFC and the Company's directors. Following the filing of the suits, the Company and AFC engaged in active settlement discussions with the plaintiffs. These discussions resulted in an agreement to settle the consolidated action on the basis of the earlier increase in the per share consideration paid by AFC for shares of the Company's common stock in connection with the acquisition and the decrease in the price paid by the Company for GALIC. The plaintiffs' counsel have applied to the Court of Chancery for an award of fees and expenses in the amount of $550,000. The Company has not opposed this application. The Court is scheduled to consider approval of the settlement and an award of attorneys' fees in April 1994.

   AAG and GALIC are subject to litigation and arbitration in the normal course of its business. GALIC is not a party to any material pending litigation or arbitration.

                                     PART II

                                      ITEM 5

                      Market for Registrant's Common Equity
                         and Related Stockholder Matters
                         _______________________________

   AAG's Common Stock is listed and traded principally on the New York Stock Exchange ("NYSE") under the symbol AAG. On March 1, 1994, there were approximately 10,000 holders of record of Common Stock. The following table sets forth the range of high and low sales prices for the Common Stock on the NYSE Composite Tape.

                                    1993
                                                         1992
                             _________________    _________________
                                 High      Low        High      Low
                                 ____      ___        ____      ___
     First Quarter             $11.38    $5.63       $8.00    $6.13
     Second Quarter             11.38     8.75        6.75     5.63
     Third Quarter              11.00     7.88        6.75     5.63
     Fourth Quarter             10.38     8.25        6.75     5.88

   The Company paid annual dividends of $.05 per share in 1993, 1992 and 1991. AAG has not determined a dividend paying policy for the future; the amount of dividends available to be paid at December 31, 1993 is limited to $2.5 million by certain indenture covenants.

   In December 1993, AAG announced an offer to purchase stock from holders of ten or fewer shares of its Common Stock. In February 1994, AAG repurchased 4,107 shares at $11 per share from approximately 1,100 shareholders.

                                      ITEM 6

                             Selected Financial Data
                             _______________________

   The following financial data have been summarized from, and should be read in conjunction with, the Company's consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The data reflects the purchase of GALIC as of December 31, 1992 (in millions, except per share amounts).

   Operations Statement Data:           1993     1992   1991    1990    1989
   __________________________           ____     ____   ____    ____    ____
   Net investment income              $353.3    $ 3.6 $  1.9  $  0.4  $  1.2
   Total revenues                      387.2      3.6    1.9     0.4     1.2
   Earnings (loss) from continuing
     operations                         53.0     (9.0)  (4.7)   (6.0)   (6.9)
   Loss from discontinued operations    (9.6)   (16.8) (47.8)  (43.3)  (89.9)
   Extraordinary item                   (3.4)      -      -       -       -
   Change in accounting principle         -      (3.1)    -       -       -
                                      ______    _____  _____   _____   _____
   Net earnings (loss)                $ 40.0   ($28.9)
                                                      ($52.5) ($49.3) ($96.8)
                                      ______    _____  _____   _____   _____

   Earnings (loss) per common share:
     Continuing operations             $1.41   ($0.50)($0.26) ($0.33) ($0.37)
     Discontinued operations            (.27)    (.94) (2.66)  (2.37)  (4.94)
     Extraordinary item                 (.10)      -      -       -       -
     Change in accounting principle       -      (.17)    -       -       -
                                       _____    _____  _____   _____   _____
     Net earnings (loss)               $1.04   ($1.61)
                                                      ($2.92) ($2.70) ($5.31)
                                       _____    _____  _____   _____   _____

   Balance Sheet Data:
   ___________________
   Total assets                     $4,913.8
                                             $4,480.4 $170.1  $294.8  $382.6
   Long-term debt                      225.9    230.9   27.9    30.6    65.7
   Total stockholders' equity          250.3    186.6  108.5   171.8   216.7

                                      ITEM 7

                       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations
                 ________________________________________________

   General

   Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of AAG's financial condition and results of operations. This discussion should be read in conjunction with the financial statements beginning on page F-1.

   AAG is organized as a holding company with nearly all of its operations being conducted by Great American Life Insurance Company ("GALIC"), which was acquired by AAG on December 31, 1992. The parent corporation, however, has continuing expenditures for administrative expenses, corporate services, liabilities in connection with discontinued operations and, most importantly, for the payment of interest on borrowings and dividends on preferred stock. Since its business is financial in nature, AAG does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

   Liquidity and Capital Resources

   Ratios  The ratio of AAG's long-term debt to equity was .90 at December 31,
   ______
   1993, compared to 1.24 at December 31, 1992. AAG's ratio of earnings to fixed charges was 4.7 in 1993; the ratio of earnings to fixed charges and preferred dividends was 3.8 for the same period.

   Sources and Uses of Funds  In connection with the GALIC acquisition, AAG
   _________________________
   sold common and preferred stock to GALIC's parent, Great American Insurance Company, for $156 million in cash. The proceeds of those stock sales together with $230 million in new borrowings and most of the accumulated cash funds of the Company were used to purchase GALIC. The total cost to acquire GALIC was approximately $486 million, including transaction costs and fees of $17.4 million.

   The borrowings used to fund the GALIC acquisition were repaid during 1993 from the sales of $125 million of 11-1/8% Senior Subordinated Notes due 2003 and $100 million of 9-1/2% Senior Notes due 2001. As a result of the refinancings, AAG has no scheduled principal maturities until the year 2001. Annual interest and dividend payments on AAG's debt and preferred stock are approximately $26.6 million.

   AAG's ability to make interest and principal payments on its debt, and pay dividends on its preferred stock and other holding company costs is dependent on cash payments from GALIC. In 1993, AAG received $53.6 million in tax allocation payments (including $19 million for 1992) and $18.2 million in capital distributions from GALIC. In the second quarter of 1993, AAG made a capital contribution of $13.0 million to GALIC.

   Capital distributions by GALIC are subject to various laws and regulations which limit the amount of dividends that can be paid without regulatory approval. (See Note L to the financial statements.) The maximum amount of dividends payable by GALIC in 1994 without approval is approximately $44.0 million.

   In January 1994, AAG entered into a four-year $20 million revolving line of credit agreement with a bank. AAG has not made any cash draws under this agreement. Based upon the current level of GALIC's operations and anticipated growth, AAG believes that it will have sufficient resources from GALIC's dividends and tax allocation payments to meet its liquidity requirements.

   Investments  The National Association of Insurance Commissioners ("NAIC")
   ___________
   assigns quality ratings to publicly traded as well as privately placed securities. At December 31, 1993, 95% of GALIC's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2") compared to 91% at December 31, 1992. Management believes that the high credit quality of GALIC's investment portfolio should generate a stable and predictable investment return.

   GALIC invests primarily in fixed income investments which approximated 98% of its investment portfolio at December 31, 1993. GALIC generally invests in securities with intermediate term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GALIC's assets and expected liabilities. GALIC's fixed maturity portfolio is classified into two categories: "held to maturity" and "available for sale". (See Note A to the financial statements.) At December 31, 1993, GALIC had approximately $206 million in net unrealized gains on its fixed maturity portfolio compared to $117 million at December 31, 1992.

   At December 31, 1993, none of the Company's fixed maturity investments were non-performing. In addition, GALIC has little exposure to mortgage loans and real estate. As of December 31, 1993, these investments represented only 1.6% of total assets. The majority of mortgage loans and real estate was purchased in the latter half of 1993.

   At December 31, 1993, collateralized mortgage obligations ("CMOs") represented approximately 35% of fixed maturity investments compared to 42% at December 31, 1992. As of December 31, 1993, interest only (I/O), principal only (P/O) and other "high risk" CMOs represented approximately 0.2% of total CMOs. GALIC invests primarily in CMOs which are structured to minimize prepayment risk. In addition, the majority of CMOs held by GALIC were purchased at a discount to par value. Management believes that the structure and discounted nature of the CMOs will minimize the effect of prepayments on earnings over the anticipated life of the CMO portfolio.

   Substantially all of GALIC's CMOs are AAA-rated by Standard & Poor's Corporation and are collateralized by GNMA, FNMA and FHLMC single-family residential pass-through certificates. The market in which these securities trade is highly liquid. Aside from interest rate risk, AAG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   The Ohio Insurance Code contains rules restricting the types and amounts of investments which are permissible for an Ohio life insurer, including GALIC. These rules are designed to ensure the safety and liquidity of the insurer's investment portfolio. The NAIC is considering the formulation of a model investment law which, if adopted, would have to be considered by Ohio for adoption. The formulation is in the preliminary stages and management believes its impact on GALIC's operations will not be material.

   Results of Operations

   Net Earnings and General  Net earnings were $40.0 million or $1.04 per
   ________________________
   common share in 1993. GALIC was acquired by AAG on December 31, 1992; accordingly, its results are not included in the Company's statement of operations prior to 1993. All of GALIC's products are fixed rate annuities which permit GALIC to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% to 4% per annum). As a result, management has been able to react to changes in interest rates and maintain a desired interest rate "spread" with little or no effect on persistency.

   The following table provides a comparison of certain amounts for GALIC (in millions):

     GALIC                                         1993
                                                         1992*
     _____                                         ____  ____
     Annuity Receipts:
       Flexible Premium Deferred Annuities:
         First Year                                $ 49
                                                         $ 48
         Renewal
                                                          223    232
                                                         ____   ____
                                                    272   280
       Single Premium Deferred Annuities            128
                                                           80
                                                   ____  ____
              TOTAL ANNUITY RECEIPTS               $400
                                                         $360
                                                   ____  ____

     Net investment income                         $353
                                                         $329
     Realized gains                                  35    25
     Equity in net losses of affiliates              (3)  (16)

     Interest on annuity policyholders' funds      $229
                                                         $242

     Earnings before income taxes                  $115
                                                         $ 49

   * Amounts for 1992 reflect GALIC's operations prior to being acquired by AAG;
     accordingly, these amounts are not reflected in AAG's results of operations.

   Total annuity receipts increased primarily due to the introduction of new single premium products in the second half of 1992.

   Net Investment Income  GALIC's net investment income increased 7% over the
   _____________________
   comparable 1992 period. An increase in average fixed maturity investments more than offset a decrease in interest rates available in the marketplace. Investment income is reflected in the Statement of Operations net of investment expenses of $4.9 million in 1993.

   Realized Gains  Individual securities are sold from time to time as market
   ______________
   opportunities appear to present optimal situations under AAG's investment strategies.

   Equity in Net Loss of Affiliate  Equity in net loss of affiliate represents
   _______________________________
   AAG's proportionate share of Chiquita's losses in 1993. Chiquita reported a net loss for 1993 of $51 million compared to a net loss of $284 million for 1992. The improvement in 1993 was attributed primarily to a multi-year investment spending program and the ongoing impact of its restructuring and cost reduction efforts.

   Interest on Annuity Policyholders' Funds  GALIC's interest on annuity
   ________________________________________
   policyholders' funds decreased 5% from its comparable 1992 period. The average crediting rate on funds held by GALIC has decreased from 7.2% at December 31, 1991, to 6.2% at December 31, 1992 and to 5.3% at December 31, 1993. The rate at which GALIC credits interest on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

   Provision for Relocation Expenses  In 1993, GALIC relocated its corporate
   _________________________________
   offices from Los Angeles to Cincinnati; the estimated cost of this move ($8.0 million) was included in 1993 continuing operations.

   Also in 1993, AAG relocated its corporate offices from Stamford to Cincinnati; the estimated cost of this relocation and related shutdown and severance costs ($5.0 million) was provided for in discontinued operations in 1992.

   Discontinued Operations  The Company has sold virtually all of its former
   _______________________
   manufacturing businesses. A small Belgium based subsidiary continues to be held for sale along with certain properties, most of which are currently leased to companies using them for manufacturing operations.

   The Company has certain obligations related to its former business activities. Among these obligations is the funding of pension plans, environmental remediation costs, lease payments for two former plant sites, certain retiree medical benefits, and certain obligations associated with the sales of the Company's manufacturing operations. In 1992, the Company recorded pretax charges related to discontinued operations totalling $24.5 million. In the fourth quarter of 1993, AAG recorded pretax charges for discontinued operations totalling $14.8 million. These charges included employee related obligations of approximately $9.7 million resulting primarily from a decrease (from 9.5% to 7.125%) in the discount rate used to calculate pension obligations. The remaining charges reflected write-downs and other estimated expenses associated with the Company's former manufacturing properties. (See Note H to the financial statements.)

   While it is difficult to estimate future environmental remediation costs accurately, management believes the aggregate cost of remediation at all sites for which it has responsibility will range from $10 million to $15 million. The reserve for environmental remediation work was $10.6 million at December 31, 1993. Changes in regulatory standards and further investigation of these sites could affect estimated costs in the future. Management believes, based on the costs incurred by the Company over the past several years and discussions with its independent environmental consultants, that reserves recorded for such clean-up activities are sufficient to satisfy the known liabilities and that the outcome of the contingencies will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of AAG.

   Extraordinary Item  In August 1993, AAG prepaid its Bank Term Loan and wrote
   __________________
   off $5.2 million ($3.4 million net of tax) of related unamortized debt issuance costs.

   Accounting Change  Effective January 1, 1992, AAG implemented Statement of
   _________________
   Financial Accounting Standards ("SFAS") No. 106, "Accounting for Postretirement Benefits Other Than Pensions", and recorded a provision of $3.1 million for the projected future costs of providing postretirement benefits to retirees in its discontinued manufacturing operations.

   New Accounting Standard to be Implemented  The FASB has issued SFAS No. 112,
   _________________________________________
   "Employers' Accounting for Postemployment Benefits", which became effective in 1994. The FASB has also issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which is scheduled to become effective in 1995. Implementation of these standards is not expected to have a material effect on AAG.

                                      ITEM 8

                   Financial Statements and Supplementary Data
                   ___________________________________________

                                                                  PAGE
                                                                  ____

   Reports of Independent Auditors                                 F-1

   Consolidated Balance Sheet:
     December 31, 1993 and 1992                                    F-3

   Consolidated Statement of Operations:
     Years Ended December 31, 1993, 1992 and 1991                  F-4

   Consolidated Statement of Changes in Stockholders' Equity:
     Years Ended December 31, 1993, 1992 and 1991                  F-5

   Consolidated Statement of Cash Flows:
     Years Ended December 31, 1993, 1992 and 1991                  F-6


   Notes to Consolidated Financial Statements                      F-7

   "Selected Quarterly Financial Data" has been included in Note M to the Consolidated Financial Statements.



                                     PART III

   The information required by the following Items will be included in American Annuity's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end and is herein incorporated by reference:

   ITEM 10              Directors and Executive Officers of the Registrant
                        __________________________________________________


   ITEM 11              Executive Compensation
                        ______________________


   ITEM 12              Security Ownership of Certain Beneficial Owners and
                        ___________________________________________________
                        Management
                        __________


   ITEM 13              Certain Relationships and Related Transactions
                        ______________________________________________

                         REPORTS OF INDEPENDENT AUDITORS


   American Annuity Group, Inc.:

   We have audited the accompanying consolidated balance sheets of American Annuity Group, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The consolidated financial statements of American Annuity Group, Inc. for the year ended December 31, 1991, were audited by other auditors whose report thereon dated March 24, 1992, expressed an unqualified opinion on those statements prior to adjustment for reclassification of discontinued operations.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Annuity Group, Inc. and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   In 1992, the Company discontinued its manufacturing operations. As a result, these operations were reclassified and reported as discontinued operations. We also audited the adjustments that were applied to reclassify the discontinued operations in the 1991 consolidated financial statements. In our opinion such reclassifications were appropriate and properly applied.

   As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting in 1993 for certain investments in debt and equity securities and in 1992 for income taxes and postretirement benefits other than pensions.




                                                         Ernst & Young


   Cincinnati, Ohio
   March 11, 1994

   American Annuity Group, Inc.:

   We have audited the consolidated balance sheet of American Annuity Group, Inc., formerly Sprague Technologies, Inc., and subsidiaries (not presented separately herein) as of December 31, 1991, and the related consolidated statements of operations, common stockholders' equity and cash flows for the year then ended (before adjustments and reclassifications to conform with the presentation for 1992). Our audit also included the 1991 financial statement schedule listed in the Index at Item 14(a) for the year ended December 31, 1993. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements (before adjustments and reclassifications to conform with the presentation for 1992) present fairly, in all material respects, the financial position of American Annuity Group, Inc. and subsidiaries as of December 31, 1991, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for 1991, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



   Deloitte & Touche

   Stamford, Connecticut
   March 24, 1992

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                      December 31,
                                                  ___________________
                                                       1993      1992
                                                       ____      ____
   ASSETS
     Investments:
       Fixed maturities:
         Held to maturity - at amortized cost
          (market - $2,751.9 and $2,739.5)         $2,633.2  $2,662.8
         Available for sale - at market
          (amortized cost - $1,667.0 and $1,108.9)  1,754.5   1,149.8
       Equity securities - at market (cost - $12.8 and $27.8)    25.9 30.0
       Investment in affiliates                        25.2      38.2
       Mortgage loans on real estate                   52.1      15.4
       Real estate, net of accumulated
         depreciation of $4.6 and $4.7                 26.1      14.9
       Policy loans                                   166.6     158.5
       Short-term investments                          57.0     232.9
                                                   ________  ________
         Total investments                          4,740.6   4,302.5

     Cash                                              15.0      23.6
     Marketable securities, restricted in use           4.4       6.0
     Receivables from affiliates, net                    -       14.0
     Accrued investment income                         66.9      53.0
     Deferred policy acquisition costs, net            39.2      44.0
     Other assets                                      47.7      37.3
                                                   ________  ________
         Total assets                              $4,913.8  $4,480.4
                                                   ________  ________

   LIABILITIES AND STOCKHOLDERS' EQUITY
     Annuity policyholders' funds accumulated      $4,256.7  $3,973.5
     Long-term debt                                   225.9     230.9
     Payable for securities purchased                  68.0       0.2
     Payable to affiliates, net                        28.3        -
     Accounts payable, accrued expenses and other
       liabilities                                     84.6      89.2
                                                   ________  ________
         Total liabilities                          4,663.5   4,293.8


     Series A Preferred Stock (redemption value - $45.0)
                                                       29.9      29.4
     Common Stock, $1 par value
       -100,000,000 shares authorized
       -35,097,447 shares outstanding                  35.1      35.1
     Capital surplus                                  301.0     306.3
     Retained earnings (deficit)                     (172.6)   (212.6)
     Unrealized gains on marketable securities, net of
       deferred income taxes and insurance adjustments
                                                       56.9      28.4
                                                   ________  ________
         Total stockholders' equity                   250.3     186.6
                                                   ________  ________
         Total liabilities and stockholders' equity$4,913.8  $4,480.4
                                                   ________  ________







   See Notes to Consolidated Financial Statements.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions, except per share amounts)

                                             Year ended December 31,
                                         ____________________________
                                               1993     1992     1991
                                               ____     ____     ____
   Revenues:
     Net investment income                   $353.3   $  3.6   $  1.9
     Realized gains on sales of investments    35.5       -        -
     Equity in net loss of affiliate           (2.9)      -        -
     Other income                               1.3       -        -
                                             ______   ______   ______
                                              387.2      3.6      1.9
   Costs and Expenses:
     Interest on annuity policyholders' funds 228.6       -        -
     Interest on borrowings and other debt expenses
                                               22.6       -        -
     Amortization of deferred policy acquisition costs  14.7       -  -
     Provision for GALIC relocation expenses    8.0       -        -
     Transaction fees on GALIC acquisition       -       7.3       -
     Other operating and general expenses      33.3      4.8      6.4
                                             ______   ______   ______
                                              307.2     12.1      6.4
                                             ______   ______   ______
   Earnings (loss) from continuing operations before
     taxes, extraordinary item and cumulative effect
     of accounting change                      80.0     (8.5)    (4.5)
   Provision for income taxes                  27.0      0.5      0.2
                                             ______   ______   ______

   Earnings (loss) from continuing operations  53.0     (9.0)    (4.7)

   Discontinued operations, net of tax         (9.6)   (16.8)   (47.8)
                                             ______   ______   ______

   Earnings (loss) before extraordinary item and
     cumulative effect of accounting change    43.4    (25.8)   (52.5)
   Extraordinary item, net of tax              (3.4)      -        -

   Cumulative effect of accounting change        -      (3.1)      -
                                             ______   ______   ______

   Net Earnings (Loss)                       $ 40.0  ($ 28.9) ($ 52.5)
                                             ______   ______   ______


     Preferred Dividend Requirement             3.6       -        -

     Net earnings (loss) applicable to Common Stock
                                             $ 36.4  ($ 28.9) ($ 52.5)
                                             ______   ______   ______


     Average Common Shares outstanding         35.1     18.0     18.0


   Earnings (loss) per share:
     Continuing operations                   $ 1.41  ($  .50) ($  .26)
     Discontinued operations                   (.27)    (.94)   (2.66)
     Extraordinary item                        (.10)      -        -
     Cumulative effect of accounting change      -      (.17)      -
                                             ______   ______   ______
     Net earnings (loss)                     $ 1.04  ($ 1.61) ($ 2.92)
                                             ______   ______   ______





   See Notes to Consolidated Financial Statements.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)


                                            Year ended December 31,
                                         ____________________________
                                               1993     1992     1991
                                               ____     ____     ____
   Preferred Stock:
     Balance at beginning of period          $ 29.4   $   -    $   -
     Issued during the period                    -      29.4       -
     Accretion of discount                      0.5       -        -
                                             ______   ______   ______
       Balance at end of period              $ 29.9   $ 29.4   $   -
                                             ______   ______   ______

   Common Stock:
     Balance at beginning of period          $ 35.1   $ 20.5   $ 20.5
     Issued during the period                    -      18.6       -
     Retirement of treasury stock                -      (4.0)      -
                                             ______   ______   ______
       Balance at end of period              $ 35.1   $ 35.1   $ 20.5
                                             ______   ______   ______

   Capital Surplus:
     Balance at beginning of period          $306.3   $297.5   $298.3
     Common dividends declared                 (1.7)      -      (0.9)
     Preferred dividends declared              (3.1)      -        -
     Accretion of preferred stock discount     (0.5)      -        -
     Common stock issuance                       -      93.9      0.1
     Proceeds in excess of fair value of
       preferred stock                           -      15.6       -
     Retirement of treasury stock                -     (20.6)      -
     Excess of purchase price over GALIC's net assets     -     (79.2)    -
     Other                                       -      (0.9)      -
                                             ______   ______   ______
       Balance at end of period              $301.0   $306.3   $297.5
                                             ______   ______   ______

   Retained Earnings (Deficit):
     Balance at beginning of period         ($212.6) ($183.7) ($131.2)
     Net earnings (loss)                       40.0    (28.9)   (52.5)
                                             ______   ______   ______
       Balance at end of period             ($172.6) ($212.6) ($183.7)
                                             ______   ______   ______

   Treasury Stock:
     Balance at beginning of period          $   -   ($ 24.1) ($ 22.9)
     Treasury stock acquired                     -      (0.5)    (1.2)
     Retirement of treasury stock                -      24.6       -
                                             ______   ______   ______
       Balance at end of period              $   -    $   -   ($ 24.1)
                                             ______   ______   ______

   Unrealized Gains, Net:
     Balance at beginning of period          $ 28.4   $   -    $   -
     Change during period                      28.5     28.4       -
                                             ______   ______   ______
       Balance at end of period              $ 56.9   $ 28.4   $   -
                                             ______   ______   ______

   Pension Adjustment:
     Balance at beginning of period          $   -   ($  1.7) ($  0.4)
     Change during period                        -       1.7     (1.3)
                                             ______   ______   ______
       Balance at end of period              $   -    $   -   ($  1.7)
                                             ______   ______   ______

   Cumulative Translation Adjustments:
     Balance at beginning of period          $   -    $   -    $  7.5
     Translation adjustments and restructuring
                                                 -        -      (7.5)
                                             ______   ______   ______
       Balance at end of period              $   -    $   -    $   -
                                             ______   ______   ______
   See Notes to Consolidated Financial Statements.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                           Year ended December 31,
                                        _____________________________
                                               1993     1992     1991
                                               ____     ____     ____
   Cash Flows from Operating Activities:
   Net earnings (loss)                       $ 40.0  ($ 28.9) ($ 52.5)
   Adjustments:
     Discontinued operations                    9.6     16.8     47.8
     Loss on retirement of debt                 3.4       -        -
     Cumulative effect of accounting change      -       3.1       -
     Interest on annuity policyholders' funds 228.6       -        -
     Amortization of deferred policy acquisition costs  14.7       -  -
     Depreciation and amortization              0.9       -      17.4
     Realized gains on investing activities   (35.5)      -        -
     Increase in accrued investment income    (13.9)      -        -
     Increase in deferred policy acquisition costs
                                              (13.2)      -        -
     Change in balances with affiliates        32.6       -        -
     Increase in other assets                  (2.3)      -        -
     Decrease in other liabilities            (19.3)      -        -
     Other, net                               (12.3)   (39.3)    (8.4)
                                             ______   ______    _____
                                              233.3    (48.3)     4.3
                                             ______   ______    _____
   Cash Flows from Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments          (2,015.1)      -        -
       Equity securities                       (5.6)      -        -
       Mortgage loans                         (50.3)      -        -
       Real estate and other assets            (9.0)      -     (22.7)
       Subsidiaries and affiliates               -    (216.6)      -
     Maturities and redemptions of fixed maturity
       investments                            379.2       -        -
     Sales of:
       Fixed maturity investments           1,202.0       -        -
       Equity securities                       30.6       -        -
       Real estate and other assets             2.5       -      22.5
       Discontinued operations                   -     130.8      4.9
     Increase in policy loans                  (8.1)      -        -
     Other, net                                 2.9       -        -
                                            _______  _______    _____
                                             (470.9)   (85.8)     4.7
                                            _______  _______    _____
   Cash Flows from Financing Activities:
     Annuity receipts                         400.1       -        -
     Annuity benefits and withdrawals        (337.9)      -        -
     Additional long-term borrowings          225.0    230.0      0.3
     Reduction of long-term debt             (230.0)   (27.9)    (0.3)
     Net change in short-term borrowings         -        -      (4.3)
     Issuance of common stock                    -     111.3       -
     Issuance of preferred stock                 -      45.0       -
     Repurchase of common stock                  -      (0.5)    (1.2)
     Cash dividends paid                       (4.1)    (0.9)    (0.9)
                                             ______   ______   ______
                                               53.1    357.0     (6.4)

   Effect of exchange rate changes on cash       -        -      (1.6)
                                             ______   ______   ______
   Net increase (decrease) in cash and
     short-term investments                  (184.5)   222.9      1.0

   Beginning cash and short-term investments  256.5     33.6     32.6
                                             ______   ______   ______
   See Notes to Consolidated Financial Statements.
   Ending cash and short-term investments    $ 72.0   $256.5   $ 33.6
                                             ______   ______   ______

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation The accompanying consolidated financial statements include the accounts of American Annuity Group, Inc. and its subsidiaries ("American Annuity", "AAG" or "the Company"). Intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to prior periods to conform to the current year's presentation.

   American Financial Corporation and subsidiaries ("AFC") owned 28,081,467 shares (80%) of AAG's Common Stock at December 31, 1993.

   The acquisition of Great American Life Insurance Company ("GALIC"), a subsidiary of AFC, on December 31, 1992, was recorded as a transfer of net assets between companies under common control. As a result, the net assets of GALIC were recorded by AAG at AFC's historical basis and the excess consideration paid over AFC's historical basis was treated as a reduction of common stockholders' equity. The results of GALIC's operations have been included in AAG's consolidated financial statements since its acquisition.

   Investments When available, fair values for investments are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on present values, fair values of comparable securities, or similar methods.

   AAG implemented Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", beginning December 31, 1993. This standard requires that (i) debt securities be classified as "held to maturity" and reported at amortized cost if AAG has the positive intent and ability to hold them to maturity,
   (ii) debt and equity securities be classified as "trading" and reported at fair value, with unrealized gains and losses included in earnings, if they are bought and held principally for selling in the near term and (iii) debt and equity securities not classified as held to maturity or trading be classified as "available for sale" and reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Only in certain limited circumstances, such as significant issuer credit deterioration or if required by insurance or other regulators, may a company change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future.

   Prior to the implementation of SFAS No. 115, AAG carried a portion of its fixed maturity securities at fair value with unrealized gains and losses carried as a separate component of stockholders' equity with the remainder of such securities carried at amortized cost. In connection with implementing SFAS No. 115, AAG reviewed its investment portfolio resulting in a reclassification at December 31, 1993 of approximately $704 million of its fixed maturity portfolio (including approximately $485 million in CMOs) from "held to maturity" to "available for sale" which, in turn, resulted in
   (i) an increase of $36 million in the carrying value of fixed maturity investments and (ii) an increase of $23 million in stockholders' equity.
   The reclassification reflects management's intention to reduce the proportion of CMOs owned and more actively manage the duration of its fixed maturity portfolio. The implementation of SFAS No. 115 had no effect on net income.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Short-term investments are carried at cost; mortgage loans on real estate are generally carried at amortized cost; policy loans are stated at the aggregate unpaid balance. Carrying amounts of these investments approximate their fair value.

   Gains or losses on sales of securities are recognized at the time of disposition with the amount of gain or loss determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the carrying value of that investment is reduced. Premiums and discounts on CMOs are amortized over their expected average lives using the interest method.

   Investment in Affiliates AAG's investments in equity securities of companies that are 20% to 50% owned by AFC and its subsidiaries are carried at cost, adjusted for a proportionate share of their undistributed earnings or losses.

   Deferred Policy Acquisition Costs ("DPAC") DPAC (principally new commissions, advertising, underwriting, policy issuance and sales expenses that vary with and are primarily related to the production of new business) is deferred and amortized, with interest, in relation to the present value of expected gross profits on the policies. These gross profits consist principally of net investment income and future surrender charges, less interest on policyholders' funds and future policy administration expenses. DPAC is reported net of unearned revenue relating to certain policy charges that represent compensation for future services. These unearned revenues are recognized as income using the same assumptions and factors used to amortize DPAC.

   Beginning with the implementation of SFAS No. 115 in 1993, to the extent that unrealized gains from securities classified as "available for sale" would result in adjustments to DPAC, unearned revenues and policyholder liabilities had those gains actually been realized, such balance sheet amounts are adjusted, net of deferred taxes.

   Annuity Policyholders' Funds Accumulated Annuity premium deposits and benefit payments are generally recorded as increases or decreases in "annuity policyholders' funds accumulated" rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.

   The fair value of the liability for annuities in the payout phase is assumed to be the present value of the anticipated cash flows, discounted at current interest rates. Fair value of annuities in the accumulation phase is assumed to be the policyholders' cash surrender amount. The aggregate fair value of all annuity liabilities, net of DPAC, at December 31, 1993, approximates the amounts recorded in the financial statements.

   Income Taxes As of December 31, 1992, AAG and its 80%-owned U.S. subsidiaries were consolidated with AFC for federal income tax purposes. For periods prior to December 31, 1992, AAG filed consolidated tax returns which included all of its 80%-owned U.S. subsidiaries.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   AAG and GALIC have separate tax allocation agreements with AFC which designate how tax payments are shared by members of the tax group. In general, both companies compute taxes on a separate return basis. GALIC is obligated to make payments to (or receive benefits from) AFC based on taxable income without regard to temporary differences. In accordance with terms of AAG's indentures, AAG receives GALIC's tax allocation payments for the benefit of AAG's deductions arising from current operations. If GALIC's taxable income (computed on a statutory accounting basis) exceeds a current period net operating loss of AAG, the taxes payable by GALIC associated with the excess are payable to AFC. If the AFC tax group utilizes any of AAG's net operating losses or deductions that originated prior to 1993, AFC will pay to AAG an amount equal to the benefit received.

   Effective January 1, 1992, the Company implemented SFAS No. 109, "Accounting for Income Taxes". As permitted under the Statement, AAG's prior year financial statements have not been restated and no adjustment was necessary for the cumulative effect of the change. Under SFAS No. 109, the liability method used in accounting for income taxes is less restrictive than the liability method under SFAS No. 96, previously used by the Company. The provisions of SFAS No. 109 allow AAG to recognize deferred tax assets if it is more likely than not that a benefit will be realized.

   Under SFAS No. 109, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Current and deferred tax assets and liabilities are aggregated with other amounts receivable from or payable to affiliates.

   Debt Issuance Costs Debt expenses are amortized over the terms of the respective borrowings on the interest method.

   Statement of Cash Flows For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include annuity receipts, surrenders and withdrawals and obtaining resources from owners and providing them with a return on their investments. All other activities are considered "operating". Short-term investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

   Benefit Plans AAG participates in AFC's Employee Stock Ownership Retirement Plan ("ESORP") covering all employees who are qualified as to age and length of service. The ESORP is a trusteed, noncontributory plan which invests in securities of AFC for the benefit of the employees of AFC and its subsidiaries. Contributions are discretionary by the directors of AAG and are charged against earnings in the year for which they are declared. Qualified employees having vested rights in the plan are entitled to benefit payments at age 60.

   AAG and certain of its subsidiaries provide health care and life insurance benefits to eligible retirees. Effective January 1, 1992, AAG implemented SFAS No. 106, "Accounting for Postretirement Benefits Other Than Pensions". Prior to 1992, the cost of these benefits had generally been recognized as claims were incurred.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   B.  ACQUISITION OF GALIC

   On December 31, 1992, AAG acquired GALIC from Great American Insurance Company ("GAI"), a wholly owned subsidiary of AFC, for $468 million. In connection with the acquisition, GAI purchased from AAG 17,076,923 shares of AAG's Common Stock at $6.50 per share, and 450,000 shares of its Series A Preferred Stock at $100 per share. Concurrent with the acquisition, GAI purchased 5,140,973 shares of AAG's Common Stock pursuant to a cash tender offer.

   C.  INVESTMENTS

   Fixed maturity investments at December 31, consisted of the following (in millions):

                                                   1993
                               _____________________________________________

                                             Held to Maturity
                               _____________________________________________
                                     Amortized     Market
                                                            Gross Unrealized
                                                            ________________
                                          Cost      Value    Gains    Losses
                                     _________    _______    _____    ______
   U. S. Government and government
     agencies and authorities         $     -    $     -    $   -     $  -
   Public utilities                      412.4      425.5     16.8     (3.7)
   Collateralized mortgage obligations   487.8      496.3     11.5     (3.0)
   All other corporate                 1,733.0    1,830.1    100.9     (3.8)
                                      ________   ________   ______    _____
                                      $2,633.2   $2,751.9   $129.2   ($10.5)
                                      ________   ________   ______    _____

                                                   1993
                               _____________________________________________

                                            Available for Sale
                               _____________________________________________
                                     Amortized     Market
                                                            Gross Unrealized
                                                            ________________
                                          Cost      Value    Gains    Losses
                                     _________    _______    _____    ______
   U. S. Government and government
     agencies and authorities         $   54.5   $   56.0    $ 1.5      $-
   Public utilities                      123.9      128.8      4.9       -
   Collateralized mortgage obligations 1,014.5    1,062.0     47.5       -
   All other corporate                   474.1      507.7     33.6       -
                                      ________   ________    _____      ___
                                      $1,667.0   $1,754.5    $87.5      $-
                                      ________   ________    _____      ___

                                                   1992
                               _____________________________________________

                                             Held to Maturity
                               _____________________________________________
                                     Amortized     Market
                                                            Gross Unrealized
                                                            ________________
                                          Cost      Value    Gains    Losses
                                     _________    _______    _____    ______
   U. S. Government and government
     agencies and authorities         $     -    $     -     $  -      $ -
   Public utilities                      417.0      429.4     12.7     (0.3)
   Collateralized mortgage obligations   905.8      925.3     21.4     (1.9)
   All other corporate                 1,331.9    1,376.2     47.0     (2.7)
   Redeemable preferred stocks             8.1        8.6      0.5       -
                                      ________   ________    _____     ____
                                      $2,662.8   $2,739.5    $81.6    ($4.9)
                                      ________   ________    _____     ____






                                                   1992
                               _____________________________________________

                                            Available for Sale
                               _____________________________________________
                                     Amortized     Market
                                                            Gross Unrealized
                                                            ________________
                                          Cost      Value    Gains    Losses
                                     _________    _______    _____    ______
   U. S. Government and government
     agencies and authorities         $  215.9   $  217.3    $ 2.4    ($1.0)
   Public utilities                        3.2        3.2       -        -
   Collateralized mortgage obligations   678.3      699.9     24.5     (2.9)
   All other corporate                   211.5      229.4     23.0     (5.1)
   Redeemable preferred stocks              -          -        -        -
                                      ________   ________    _____     ____
                                      $1,108.9   $1,149.8    $49.9    ($9.0)
                                      ________   ________    _____     ____

   The table below sets forth the scheduled maturities of AAG's fixed maturity investments based on carrying value as of December 31:


                                                    1993
                                        ____________________________
                                             Held to Available            1992
      Maturity                              Maturity  for Sale Total     Total
   ______________                           ________ _________ _____     _____
   One year or less                              *         *      *         1%
   After one year through five years             8%        2%    10%       11
   After five years through ten years           35         8     43        34
   After ten years                               6         6     12        12
                                                __        __    ___       ___
                                                49        16     65        58
   Collateralized mortgage obligations          11        24     35        42
                                                __        __    ___       ___
                                                60%       40%   100%      100%
                                                __        __    ___       ___

   * less than 1%

   Distribution based on market value is generally the same. Collateralized mortgage obligations had an expected average life of approximately 4 years at December 31, 1993.

   The carrying values of investments were determined after deducting cumulative provisions for impairment aggregating $14.4 million and $20.0 million at December 31, 1993 and 1992, respectively.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Gross gains of $45.3 million and gross losses of $11.0 million were realized on sales of fixed maturity investments during 1993.

   The carrying value of investments in any entity in excess of 10% of stockholders' equity at December 31, 1993, other than investments in affiliates and investments issued or guaranteed by the U.S. Government or government agencies, were as follows (in millions):

     Short-Term
     __________
     Issuer                       Amount   Issuer                  Amount
     ______                       ______   ______                  ______
     Conagra                       $20.0   Philip Morris            $ 5.0

     Fixed Maturities
     ________________
     Issuer                       Amount   Issuer                  Amount
     ______                       ______   ______                  ______
     Georgia Pacific               $44.9   Harbor Court Associates* $30.7
     Commonwealth Edison            43.8   Harcourt General          29.5
     Houston Industries             37.6   Conagra                   29.2
     CNA Financial                  37.4   Southern California Edison29.2
     GTE                            36.0   Coastal                   29.0
     Ashland Oil                           32.4               Time Warner27.9
     Anshutz Ranch East             32.4   Philip Morris             26.9
     Hotel First Mortgage           31.4   Cargill                   25.0
     Federal Express                31.4   Philadelphia Electric     25.0

   * Included in mortgage loans on real estate.

   At December 31, 1993, gross unrealized gains on marketable equity securities were $13.1 million and gross unrealized losses were zero. Realized gains and changes in unrealized appreciation on fixed maturity and equity security investments are summarized as follows (in millions):

                                        Fixed     Equity      Tax
               1993                   MaturitiesSecurities  Effects Total
               ____                   ____________________  _____________
               Realized                 $34.3      $ 1.2    ($12.4) $23.1
               Change in Unrealized      88.6       10.9     (34.8)  64.7

   As of February 28, 1994, the pretax unrealized gains on AAG's available for sale portfolio had decreased approximately $33 million since year end 1993, due primarily to an increase in the general level of interest rates.

   Major categories of net investment income were as follows (in millions):
                                           1993
                                         ______
               Fixed maturities          $354.8
               Other*                       3.4
                                         ______
                 Total investment income $358.2
               Investment expenses         (4.9)
                                         ______
                 Net investment income   $353.3
                                         ______





   * Includes $1.0 million in payments from GAI for the rental of an office building owned by GALIC.

   GALIC's investment portfolio is managed by a subsidiary of AFC. Investment expenses included investment management charges of $4.4 million, which represented approximately one-tenth of one percent of GALIC's invested assets during 1993.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   D.  INVESTMENT IN AFFILIATES

   Investment in affiliates at December 31, 1993, reflects AAG's 5% ownership (2.7 million shares) of the common stock of Chiquita Brands International ("Chiquita") which is accounted for under the equity method. At that same date, AFC and its other subsidiaries owned an additional 41% interest in the common stock of Chiquita. Chiquita is a leading international marketer, processor and producer of quality food products. The carrying value of AAG's investment in Chiquita at December 31, 1993 was $25.2 million. The market value of AAG's investment in Chiquita was approximately $30.7 million at December 31, 1993 and $46.1 million at March 1, 1994.

   In addition to AAG's investment in Chiquita, investment in affiliates at December 31, 1992, included a $9.0 million investment in the preferred stock of Spelling Entertainment Group Inc. The Spelling preferred stock was redeemed in November 1993.

   Included in AAG's retained earnings (deficit) at December 31, 1993, was approximately $2.6 million applicable to equity in undistributed net losses of Chiquita.

   E.  DEFERRED POLICY ACQUISITION COSTS

   The DPAC balances at December 31, 1993 and 1992 are shown net of unearned revenues of $146.2 million and $152.8 million, respectively.

   F.  LONG-TERM DEBT

   Long-term debt consisted of the following at December 31, (in millions):

                                                          1993   1992
                                                          ____   ____
     11-1/8% Senior Subordinated Notes due February 2003       $125.0$   -
     9-1/2% Senior Notes due August 2001                 100.0     -
     Bank term loan due in installments to 1999             -   180.0
     9-1/2% Bridge loan due in 1993                         -    50.0
     Other                                                 0.9    0.9
                                                        ______ ______
          Total                                         $225.9 $230.9
                                                        ______ ______

   In connection with the GALIC acquisition, AAG borrowed $180 million under a Bank Term Loan Agreement and $50 million under a Bridge Loan. In 1993, AAG sold $225 million principal amount of Notes to the public and used the proceeds to repay the Bank and Bridge Loans.

   As a result, AAG has no scheduled principal maturities until the year 2001. AAG recorded an extraordinary loss of $5.2 million ($3.4 million net of tax) representing unamortized bank debt issue costs which were written off upon retirement of the bank debt. The fair value of AAG's outstanding debt exceeds the carrying value (net of unamortized debt issuance costs) by approximately $19 million at December 31, 1993.

   Interest payments were $11.7 million in 1993, $2.0 million in 1992 and $4.9 million in 1991.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   G.  STOCKHOLDERS' EQUITY

   The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share. On December 31, 1992, AAG issued 17,076,923 shares of Common Stock and 450,000 shares of Series A Cumulative Preferred Stock, $100 redemption value, in connection with the acquisition of GALIC. Holders of the Series A Preferred Stock are entitled to receive dividends at the rate of $7.00 per share per annum. The preferred shares issued were recorded at $29.4 million (imputed dividend rate of 12% through 2007) with the excess paid of $15.6 million credited to capital surplus and accreting over 15 years. If the preferred shares are outstanding after January 1, 2008, substantial limitations on the ability of AAG and its subsidiaries to borrow funds, issue stock or pay common stock dividends will become effective. In 1993, 1992 and 1991, AAG paid annual dividends of $.05 per common share. At December 31, 1993, AAG's cash dividends were limited to $2.5 million under indenture covenants.

   Under the Company's 1987 Stock Option Plan ("Option Plan"), stock options were granted to officers and other key employees of the Company to purchase shares of Common Stock. The Company also had a Spin-Off Stock Option Plan ("Spin-Off Plan") under which a one-time grant of options was made to directors, officers and employees of the Company who had held options or shares of STI's former parent on the STI distribution date.

   As a result of the sales of subsidiaries and pursuant to the terms of the plans, all options became fully vested and exercisable in January 1992. In February 1992, 1.5 million options were exercised; a total of 93,550 shares under the Option Plan and 377,804 shares under the Spin-Off Plan expired.

   Also in February 1992, under the Company's Redemption Program, AAG purchased from employees (i) 499,025 shares of Common Stock at a price of $6.725 per share and (ii) 867,000 shares of Common Stock at a price of $6.8125 per share. A charge to income of $2.8 million was recorded in 1991 to reflect the exercise of stock options and the repurchase of Common Stock pursuant to the Redemption Program.

   H.  DISCONTINUED OPERATIONS

   The results of discontinued operations included in the Statement of Operations were as follows (in millions):


                                                Year ended December 31,
                                                _______________________
                                                    1993    1992   1991
                                                    ____    ____   ____

     Net sales                                     $  -   $ 80.7 $294.1
     Cost of sales                                    -    (80.7)(258.8)
     Interest and debt expense                        -     (1.2)  (3.7)
     Selling, general and administrative costs        -       -   (37.3)
     Loss on sales of businesses and restructuring
       provisions                                  (14.8)  (24.5) (55.1)
     Gain on sale of investment in affiliate          -
                                                              -     8.5
                                                   _____   _____  _____
     Loss from discontinued operations before tax  (14.8)  (25.7) (52.3)
     Income tax benefit                             (5.2)   (8.9)  (4.5)
                                                   _____  ______  _____

     Loss from discontinued operations            ($ 9.6) ($16.8)($47.8)
                                                   _____   _____  _____

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   All of the Company's former manufacturing businesses are reported as discontinued operations. At December 31, 1993, the Company's last manufacturing unit, Electromag NV, was being held for sale and was carried at estimated net realizable value.

   The loss from discontinued operations in 1993 included charges for employee related obligations of approximately $9.7 million resulting primarily from a decrease (from 9.5% to 7.125%) in the discount rate used to calculate pension obligations. The remaining charges reflected additional write-downs and other estimated expenses associated with the Company's former manufacturing properties.

   During 1992, the Company recorded charges related to discontinued operations as follows: employee related obligations -- $6.8 million; environmental liabilities -- $5.0 million; corporate office shutdown and severance costs -
   - $5.0 million; property valuation adjustments -- $3.6 million; potential merchandise returns -- $2.0 million and other -- $2.1 million.

   In 1992, AAG sold its capacitor and thick film network businesses for approximately $130 million in cash, notes and property. The Company recorded provisions of $42.6 million related to the anticipated sales of these operations during 1991.

   In 1991, the Company sold its 45.3% interest in a manufacturing operation for a cash payment of $18.0 million, recognizing a pretax gain of $8.5 million on the sale.

   The Company has a noncontributory defined benefit pension plan covering former U.S. employees of its discontinued manufacturing operations. The former employees in this plan generally receive pension benefits that are based upon formulas that reflect all past service with the Company and the employee's compensation during employment. Contributions are made on an actuarial basis in amounts necessary to satisfy requirements of ERISA. At December 31, 1993, the actuarial value of the benefit obligations, which are being discounted at 7.125%, exceeded the plan assets by $15.1 million, which has been included in accrued expenses in the financial statements.

   Effective January 1, 1992, AAG implemented SFAS No. 106 and recorded a provision of $3.1 million for the projected future costs of providing postretirement medical benefits to retirees in its discontinued manufacturing operations.

   I.  INCOME TAXES

   Provision (benefit) for income taxes consisted of (in millions):

                                              1993     1992     1991
                                              ____     ____     ____
            Federal:
              Current                        $27.4     $ -      $2.6
              Deferred                        (7.4)    (8.9)    (5.0)
            Foreign:
              Current                           -        -       0.3
              Deferred                          -        -      (2.6)
            State                               -       0.5      0.4
                                             _____     ____     ____
                   Total                     $20.0    ($8.4)   ($4.3)
                                             _____     ____     ____

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

   The principal items accounting for the difference in taxes on earnings computed at the United States statutory rate (35% in 1993 and 34% in 1992 and 1991) and as recorded were as follows (in millions):
                                              1993     1992     1991*
                                              ____     ____     ____
   Earnings (loss) before income taxes:
     Continuing operations                   $80.0   ($ 8.5)  ($ 4.5)
     Discontinued operations                 (14.8)   (25.7)   (52.3)
     Extraordinary item                       (5.2)      -        -
     Cumulative effect of accounting change     -      (3.1)      -
                                             _____    _____    _____
       Earnings (loss) before income taxes   $60.0   ($37.3)  ($56.8)
                                             _____    _____    _____

   Tax computed at statutory rate            $21.0   ($12.7)  ($19.3)
   Effect of:
     Net operating loss for which no
       benefit has been recognized              -       4.0     15.8
     Other, net                               (1.0)     0.3     (0.8)
                                             _____    _____    _____
           Total                             $20.0   ($ 8.4)  ($ 4.3)
                                             _____    _____    _____

   * Includes pretax loss from foreign operations of $9.4 million.

   The significant components of deferred tax assets and liabilities included in the Balance Sheet were as follows (in millions):

                                              December 31,
                                           ________________
                                              1993     1992
                                              ____     ____
            Deferred tax assets:
              Net operating loss carryforwards
                                             $56.4    $57.1
              Accrued expenses                16.7     14.6
              Investment securities            -       12.7
              Valuation allowance for deferred
                tax assets                   (61.3)   (62.9)

            Deferred tax liabilities:
              Deferred policy acquisition costs
                                             (13.1)   (14.4)
              Policyholder liabilities       (12.3)   (11.9)
              Investment securities           (6.1)      -

   At December 31, 1993, AAG had net operating loss carryforwards for federal income tax purposes of approximately $161 million which are scheduled to expire as follows: $18.6 million in 1994, $24.1 million in 1995 through 2001 and $118.3 in 2002 through 2005. An income tax refund of $1.1 million was received in 1991. Cash disbursements for income taxes were not material.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   J.  LEASES

   Leases relate principally to certain administrative facilities and discontinued operations. Future minimum lease payments, net of sublease revenues, under operating leases having initial or remaining noncancellable lease terms in excess of one year at December 31, 1993 are payable as follows: 1994 -- $700,000; 1995 -- $1.0 million; 1996 -- $1.1 million; 1997
   -- $1.1 million; 1998 -- $800,000; 1999 and beyond -- $2.8 million.

   Rental expense for operating leases was $900,000 in 1993, $1.5 million in 1992 and $6.7 million in 1991.

   K.  CONTINGENCIES

   The Company is presently conducting investigations or clean-up activities in accordance with consent agreements with state environmental agencies. Based on the costs incurred over the past several years and discussions with independent environmental consultants, the Company believes the aggregate cost of environmental remediation work at all sites for which it has responsibility will range from $10 million to $15 million. The reserve for environmental remediation work was $10.6 million at December 31, 1993. Management does not believe that these clean-up activities will have a material effect upon the Company's financial position, results of operations or cash flows.

   "Marketable securities, restricted in use" consists primarily of amounts held in escrow with respect to certain clean-up activities due to sales of various discontinued operations.

   In 1991, the Company identified possible deficiencies in procedures for reporting quality assurance information to the Defense Electronics Supply Center ("DESC") with respect to the manufacturing of capacitors utilized by, among others, the United States Government. The Company has certain indemnification obligations for losses, if any, which result from these matters. Management believes an adequate accrual has been recorded at December 31, 1993, and that any future impact on AAG's operations will not be material.

   L. STATUTORY INFORMATION; RESTRICTIONS ON TRANSFERS OF FUNDS AND ASSETS OF SUBSIDIARIES

   GALIC is required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). For the year ended December 31, 1993, GALIC's statutory net earnings were $44.0 million. Certain statutory balance sheet amounts at December 31, were as follows (in millions):

                                               1993     1992
                                               ____     ____
            Policyholders' surplus           $251.3   $216.2
            Asset valuation reserve            70.3     70.9
            Interest maintenance reserve       35.7     17.2

   The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. GALIC may pay approximately $44.0 million in dividends in 1994, based on statutory net income, without prior approval.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

   M.  QUARTERLY FINANCIAL DATA (Unaudited)

   The following table represents quarterly results of operations for the years ended December 31, 1993 and 1992 (in millions, except per share data).
                                        First  Second   Third  Fourth   Total
   1993                               Quarter Quarter Quarter Quarter    Year
   ____                               _______ _______ _______ _______   _____
   Realized gains                      $ 13.4  $ 12.8   $ 2.8   $ 6.5  $ 35.5

   Total revenues                       101.4   102.0    89.6    94.2   387.2

   Earnings from continuing
     operations                          11.4*   16.9    10.3    14.4    53.0*
   Discontinued operations                 -       -       -     (9.6)   (9.6)
   Extraordinary item                      -       -     (3.4)     -     (3.4)
   Net earnings                          11.4    16.9     6.9     4.8    40.0

   Earnings (loss) per share:
     Continuing operations              $0.30   $0.46   $0.27   $0.38   $1.41
     Discontinued operations               -       -       -    (0.27)  (0.27)
     Extraordinary item                    -       -    (0.10)     -    (0.10)
                                        _____   _____   _____   _____   _____
     Net earnings                       $0.30   $0.46   $0.17   $0.11   $1.04
                                        _____   _____   _____   _____   _____

   Average shares outstanding            35.1    35.1    35.1    35.1    35.1

   * Includes GALIC relocation charge of $5.2 million, net of tax.

                                        First  Second   Third  Fourth   Total
   1992                               Quarter Quarter Quarter Quarter    Year
   ____                               _______ _______ _______ _______   _____
   Revenues                             $ 0.8   $ 1.1   $ 0.9   $ 0.8   $ 3.6

   Earnings (loss) from continuing
     operations                           0.1    (0.2)   (0.7)   (8.2)   (9.0)
   Discontinued operations               (1.2)   (7.0)     -     (8.6)  (16.8)
   Cumulative effect of accounting
     change                              (3.1)     -       -       -     (3.1)
   Net loss                              (4.2)   (7.2)   (0.7)  (16.8)  (28.9)

   Earnings (loss) per share:
     Continuing operations              $0.01  ($0.01) ($0.04) ($0.46) ($0.50)
     Discontinued operations            (0.07)  (0.39)     -    (0.47)  (0.94)
     Cumulative effect of accounting
       change                           (0.17)     -       -       -    (0.17)
                                        _____   _____   _____   _____   _____
     Net loss                          ($0.23) ($0.40) ($0.04) ($0.93) ($1.61)
                                        _____   _____   _____   _____   _____

   Average shares outstanding            18.0    18.0    18.0    18.0    18.0

                                     PART IV

   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  Documents filed as part of this Report:

        1.  Financial Statements are Included in Part II, Item 8.

        2.  Financial Statement Schedules:

            Selected Quarterly Financial Data is included in Note M to the Consolidated Financial Statements.

            Schedules filed herewith:

            For 1993, 1992 and 1991                             Page
            _______________________                             ____

             II - Amounts Receivable from Related Parties and
                 Underwriters, Promoters, and Employees other
                 than Related Parties                            S-2

            III - Condensed Financial Information of Registrant  S-3

            All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange
            Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

        3.  Exhibits - See Exhibit Index on Page E-1.

   (b)  Reports on Form 8-K's:  None

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
       AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                       THREE YEARS ENDED DECEMBER 31, 1993
                                  (In Thousands)

                   BALANCE AT                        AMOUNTS
   NAME OF         BEGINNING              AMOUNTS    WRITTEN            NOT
   DEBTOR          OF PERIOD    ADDITIONSCOLLECTED     OFF    CURRENT CURRENT
   _______         __________   __________________   _______  _______ _______
   1991:
     T. Fischer          $267         $ -     $153    $114(a)
                                                                 $ -   $ -
     J. Winters           338           8      253      93(a)
                                                                   -     -


   (a) Amounts written off represent a portion of mortgage loans related to residences sold at a loss in connection with subsequent relocations by the employees. Amounts written off were reported as taxable compensation to the employee.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
           SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)




                             Condensed Balance Sheet
                             _______________________


                                                   December 31,
                                                _________________
                                                    1993     1992
                                                    ____     ____
   Assets:
     Cash and short-term investments              $ 10.4   $  8.1
     Investment in subsidiaries                    519.6    418.6
     Receivable from affiliates                     11.8      8.9
     Other assets                                   24.7     31.6
                                                  ______   ______
                                                  $566.5   $467.2
                                                  ______   ______
   Liabilities and Capital:
     Accounts payable, accrued expenses and
       other liabilities                          $ 50.3   $ 46.2
     Payables to affiliates                         40.9      4.4
     Long-term debt                                225.0    230.0
     Stockholders' equity                          250.3    186.6
                                                  ______   ______
                                                  $566.5   $467.2
                                                  ______   ______

                         Condensed Statement of Earnings
                         _______________________________


                                                    1993
                                                  ______
   Revenues:
     Equity in undistributed earnings of GALIC    $ 97.2
     Dividends from GALIC                           18.2
     Net investment income                            .5
                                                  ______
                                                   115.9
   Costs and Expenses:
     Interest on borrowings and other debt expenses 22.5
     Provision for GALIC relocation expenses         8.0
     Other operating and general expenses            5.4
                                                  ______
                                                    35.9
   Earnings from continuing operations before
     taxes and extraordinary item                   80.0
   Provision for income taxes                       27.0
                                                  ______
   Earnings from continuing operations              53.0

   Discontinued operations, net of tax              (9.6)
                                                  ______
   Earnings before extraordinary item               43.4

   Extraordinary item, net of tax                   (3.4)
                                                  ______
   Net Earnings                                   $ 40.0
                                                  ______

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
           SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)





                        Condensed Statement of Cash Flows
                        _________________________________
                              Year ended December 31

                                                             1993
                                                            _____

   Operating Activities:
     Net earnings                                           $40.0
     Adjustments:
       Discontinued operations                                9.6
       Extraordinary item                                     3.4
       Equity in net earnings of affiliates                 (77.6)
       Increase in receivables from affiliates               (2.8)
       Amortization of debt expense                           1.2
       Decrease in other assets                               0.4
       Increase in payables to affiliates                    42.8
       Decrease in other liabilities                        (10.7)
       Dividends from GALIC                                  18.2
       Other, net                                            (0.1)
                                                            _____
                                                             24.4
                                                            _____

   Investing Activities:
     Additional investment in GALIC                         (13.0)
                                                            _____

   Financing Activities:
     Additional long-term borrowings                        225.0
     Reductions of long-term debt                          (230.0)
     Cash dividends paid                                     (4.1)
                                                            _____
                                                             (9.1)
                                                            _____

   Net Increase in Cash and Short-term Investments            2.3

   Cash and short-term investments at beginning of period     8.1
                                                            _____

   Cash and short-term investments at end of period         $10.4
                                                            _____

                           AMERICAN ANNUITY GROUP, INC.


                                INDEX TO EXHIBITS

   Number       Exhibit Description
   ______       ___________________

    3.1  Certificate of Incorporation of Registrant

    3.2  By-laws of Registrant

    4.1 Indenture dated as of February 2, 1993, between the Registrant and Star Bank, National Association, as Trustee, relating to the
         Registrant's       11-1/8% Senior Subordinated Notes due 2003,
         incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated February 5, 1993.

    4.2 Indenture dated as of August 18, 1993, between the Registrant and NationsBank, National Association, as Trustee, relating to the Registrant's 9-1/2% Senior Notes due 2001, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-2 dated August 11, 1993.

   10.1 Agreement of Allocation of Payment of Federal Income Taxes ("American Annuity Tax Allocation Agreement"), dated December 31, 1992, between American Financial Corporation and the Registrant incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-2 dated January 7, 1993.

   10.2 Assignment of Tax Allocation Payments dated December 31, 1992, between American Financial Corporation and the Registrant incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-2 dated January 7, 1993.

   10.3 Agreement for the Allocation of Federal Income Taxes dated May 13, 1974, between American Financial Corporation and Great American Life Insurance Company, as supplemented on January 1, 1987 incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-2 dated January 7, 1993.

   10.4 Investment Services Agreement, dated December 31, 1992, between Great American Life Insurance Company and American Money Management Corporation incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-2 dated January 7, 1993.

   10.5 Common Stock Registration Agreement, dated December 31, 1992, between the Registrant and American Financial Corporation and its wholly owned subsidiary Great American Insurance Company incorporated herein by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-2 dated January 7, 1993.

   10.6 Preferred Stock Registration Agreement, dated December 31, 1992, between the Registrant and American Financial Corporation and its wholly owned subsidiary Great American Insurance Company incorporated herein by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-2 dated January 7, 1993.

                           AMERICAN ANNUITY GROUP, INC.


                          INDEX TO EXHIBITS - Continued

   Number       Exhibit Description
   ______       ___________________

   10.7 Common Stock Registration Agreement, dated December 31, 1992 between Chiquita Brands International, Inc. and Great American Life Insurance Company incorporated herein by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-2 dated January 7, 1993.

   10.8  American Annuity Group's 1993 Stock Appreciation Rights Plan.

                                    Signatures
                                    __________


            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Annuity Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.


                                             American Annuity Group, Inc.


   Signed: March 25, 1994                    BY:s/CARL H. LINDNER
                                                _______________________________

                                                  Carl H. Lindner
                                                  Chairman of the Board and
                                                    Chief Executive Officer







            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                         Capacity                   Date
         _________                         ________                   ____



   s/CARL H. LINDNER                 Chairman of the Board      March 25, 1994
   _______________________
     Carl H. Lindner                   of Directors



   s/S. CRAIG LINDNER                Director                   March 25, 1994
   ________________________
     S. Craig Lindner



   s/ROBERT A. ADAMS                 Director                   March 25, 1994
   _______________________
     Robert A. Adams



   s/A. LEON FERGENSON               Director                   March 25, 1994
   _______________________
     A. Leon Fergenson



   s/RONALD F. WALKER                Director                   March 25, 1994
   _______________________
     Ronald F. Walker



   s/WILLIAM J. MANEY                Senior Vice President,     March 25, 1994
   _______________________
     William J. Maney                  Treasurer and Chief
                                       Financial Officer