Form 10-K/A
period 1993-12-31
AMERICAN ANNUITY GROUP INC
filed 1994-05-02
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K/A

                         Amendment No. 1 to Annual Report
                      Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

    11-1/8% Senior Subordinated Notes due Febru-            New York
    ary 1, 2003

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

                    Documents Incorporated by Reference:  None
                    Documents Incorporated by Reference:

                                     PART III

                                     ITEM 10

                Directors and Executive Officers of the Registrant

     The directors and executive officers of AAG are:

                                                        Director or
                                                        Director or
    NAME              Age*              Position          Officer
    NAME              Age*              Position          Officer
                                                           Since
                                                           Since



    Carl H. Lindner    75   Chairman of the Board and      1987
                              Chief Executive Officer

    S. Craig Lindner   39   Director and President         1993
    Robert A. Adams    48   Director, Executive Vice       1992
                            President and Chief Oper-
                            ating Officer

    A. Leon Ferge-     81   Director                       1987
    nson
    Ronald G. Joseph   57   Director                       1994

    John T. Lawrence   42   Director                       1994
    III

    William R. Mar-    65   Director                       1994
    tin
    Alfred W. Marti-   66   Director                       1987
    nelli

    Ronald F. Walker   56   Director                       1987
    John B. Berding    31   Senior Vice President -        1993
                              Investments

    William J. Maney   44   Senior Vice President -        1993
                              Treasurer and Chief
                              Financial Officer

    Mark F. Muething   34   Senior Vice President,         1993
                              General Counsel and
                              Secretary
    Jeffrey S. Tate    37   Senior Vice President          1993

   * As of May 1, 1994

     Carl H. Lindner has been Chairman of the Board since 1987. Mr. Lindner Carl H. Lindner also serves as Chairman of the Board and Chief Executive Officer of AFC, a diversified financial services company, and Chairman of the Board of the following public companies: American Premier Underwriters, Inc. ("APZ") (formerly The Penn Central Corporation); American Financial Enterprises, Inc. ("AFEI"), Chiquita Brands International, Inc.; General Cable Corpora-tion and Great American Communications Company ("GACC"). He also serves as Chief Executive Officer or in a similar capacity with the following compa-nies; APZ, a company engaged primarily in specialty, property and casualty insurance businesses; AFEI, a company whose assets consist primarily of investments in AAG, APZ and General Cable and Chiquita Brands, a leading international marketer, processor and producer of quality fresh and pro-cessed food products. AFC owns a substantial beneficial interest (over 20%) in all of these companies. Mr. Lindner is the father of S. Craig Lindner.

     S. Craig Lindner was  elected a director of AAG on March 26, 1993.  During
     S. Craig Lindner
   the past five years, Mr. Lindner has been Senior Executive Vice President of

   American Money Management Corporation ("AMM"), a subsidiary of AFC which provides investment services for AFC and its affiliated companies, including AAG, and he continues to serve in that position. He is also a director of APZ, Chiquita, General Cable and GACC.

     Robert A. Adams was elected a director of AAG on October 28, 1993. Mr. Robert A. Adams
   Adams was elected Executive Vice President and Chief Operating Officer of the Company on December 31, 1992. For more than five years prior to election as an officer of the Company, he was Senior Vice President and a director of Great American Insurance Company ("GAI"), a whollyowned subsid-iary of AFC engaged in the property and casualty insurance business. He also served as Treasurer of GAI until October 1991.

     A. Leon Fergenson has been a director  of AAG since 1987.  During the past
     A. Leon Fergenson
   five years, Mr. Fergenson has been a private investor and a director of various corporations. He is also a director of Buckeye Management Company, an APZ subsidiary which is the sole general partner of Buckeye Partners, L.P., a limited partnership engaged principally in pipeline transportation of petroleum products, Sequa Corporation and several mutual funds managed by Neuberger & Berman, Inc.

     Ronald G. Joseph was elected a director of AAG on March 2, 1994. During Ronald G. Joseph the past five years, Mr. Joseph has been President of Columbia Development, a Cincinnati-based company which owns automobile dealerships and various real estate development projects.

     John T. Lawrence III was elected a director of AAG on March 2, 1994. Mr. John T. Lawrence III
   Lawrence has been a Senior Vice President with Kidder Peabody & Co., a national investment banking firm, since January 1993. Prior thereto for more than five years he was a Senior Vice President with Prudential Securi-ties Inc. He is also a director of Spelling Entertainment Group Inc. ("Spelling").

     William  R.  Martin  was elected  a  director  of AAG  on  March  2, 1994.
     William  R.  Martin
   Although currently retired, during the past five years Mr. Martin was President of both Tominy, Inc. and M.B. Computing, Inc., which are each privately held software development companies. Mr. Martin is also a director of General Cable.

     Alfred W. Martinelli has been a director of AAG since 1987. During the Alfred W. Martinelli past five years, Mr. Martinelli has been Vice Chairman of the Board of Directors of APZ and Chairman of the Board and Chief Executive Officer of Buckeye Management Company, an APZ subsidiary. He is also a director of Spelling.

     Ronald F. Walker has been a director of AAG since 1987. During the past Ronald F. Walker five years, Mr. Walker has been President and Chief Operating Officer and a director of AFC. He was President and Chief Operating Officer of APZ from March 1987 to February 1992, and a director of APZ from May 1982 to February 1992. In addition, he has served as President and Chief Executive Officer and a director of General Cable since July 1, 1992. Mr. Walker is also a director of AFEI, Chiquita and Tejas Gas Corporation.





     John B. Berding was elected an officer of AAG on March 26, 1993. During John B. Berding the past five years, he has been an investment analyst and, since February 1992, a Vice President of AMM, and he continues to serve in that position.

     William J. Maney was elected an officer of AAG effective on February 15, William J. Maney
   1993.   Prior thereto  for  more than  five years  he was  Vice President  -
   Accounting of GAI.

     Mark F. Muething was elected an officer of AAG on October 28, 1993. Prior Mark F. Muething thereto, he was a partner (from October 1991 to October 1993) and an associate (from August 1984 to October 1991) with Keating, Muething & Klekamp, a Cincinnati-based law firm.

     Jeffrey S. Tate was elected an officer of AAG effective on February 15, Jeffrey S. Tate
   1993.  Prior thereto, he served as Vice President (from May 1990 to December
   1992) and Assistant Vice President (from February 1988 to May 1990) of GAI.

     In December 1993, GACC completed a comprehensive financial restructuring that included a prepackaged plan of reorganization filed in November of that year under Chapter 11 of the Bankruptcy Code. Although not a director or officer of GACC during 1993, Carl H. Lindner had been Chairman of the Board and Chief Executive Officer of GACC prior to 1993 and was again elected Chairman of the Board of GACC in January 1994.

                                     ITEM 11

                              Executive Compensation

   Compensation of Directors
   Compensation of Directors

     Officers of AAG do not receive any additional compensation for serving as members of the Board of Directors or any of its committees. Directors who are not employees of AAG receive an annual fee of $20,000 for Board member-ship and an annual fee of $5,000 for serving as Chairman of a Board Commit-tee. In addition, directors who are not employees of AAG are paid a fee of $1,500 for attendance at each Board meeting, and $750 for attendance at each committee meeting. All directors are reimbursed for expenses incurred in attending board and committee meetings.

   Compensation of Executive Officers
   Compensation of Executive Officers

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to AAG and its subsidiaries for the three years ended December 31, 1993 paid to those persons who were, at December 31, 1993, (i) the chief executive officer, and (ii) the other four most highly compensated executive officers of AAG. The table also sets forth information with respect to two additional individuals who were executive officers during the year but were not serving as such at the end of the year.

                            SUMMARY COMPENSATION TABLE
                            SUMMARY COMPENSATION TABLE


                                                       Long-Term
                                     Annual Compensa-   Compensa-
                                     tion                tion

                                            Other An-             All Other
      Name and Principal                      nual
          Position                          Compensa-  Securities   Compensa-
                                             tion(h)   Underlying    tion (i)
                          YearSalary Bonus            Options/SARs

   Carl H. Lindner        1993
                           $100,000   --      --         --         --
    Chairman of the Board 1992
                            $70,556   --      --         --         --
   and                    1991 --     --      --         --         --
    Chief Executive Offi-
   cer (a)

   S. Craig Lindner       1993
                           $193,282
                                  $304,808     $53    125,000       --
    President (b)         1992 --     --      --         --         --
                          1991 --     --      --         --         --

   Robert A. Adams        1993
                           $425,000
                                  $428,123  $4,160    125,000    $30,000
    Executive Vice Presi- 1992 --     --      --         --         --
   dent                   1991 --     --      --         --         --
    and Chief Operating
   Officer (c)

   William J. Maney       1993
                           $125,202
                                  $122,981  $4,464     35,000    $14,150
    Senior Vice Presi-    1992 --     --      --         --         --
   dent,                  1991 --     --      --         --         --
    Treasurer and Chief
    Financial Officer (d)






   Jeffrey S. Tate        1993
                           $113,085$98,693  $1,937     35,000    $13,030
    Senior Vice President 1992 --     --      --         --         --
   (e)                    1991 --     --      --         --         --

   Jovite LaBonte         1993
                           $325,000
                                  $246,250  $8,222     50,000    $30,000
    President and Chief   1992
                           $337,500
                                  $406,250    --         --      $30,000
   Executive              1991
                           $324,038
                                  $206,250    --         --      $30,000
    Officer, Great Ameri-
   can Life
    Insurance Company (f)

   Augustus I. duPont     1993
                           $175,000   --    $6,645       --     $325,291
    Vice President, Gen-  1992
                           $167,639
                                  $225,000    --         --      $27,126
   eral                   1991
                           $150,000$45,000    --        5,000    $10,219
    Counsel and Secretary
   (g)


   (a) Carl H. Lindner was elected Chief Executive Officer of AAG on April 19, 1992, and in such capacity he is paid an annual salary of $100,0-
          00. Mr. Lindner did not participate in any other compensation plans of AAG.
   (b)    S. Craig Lindner was elected President of AAG on March 26, 1993.

   (c) Mr. Adams was elected Executive Vice President and Chief Operating Officer of AAG effective on December 31, 1992 in connection with the acquisition of GALIC from GAI.

   (d) Mr. Maney was elected Senior Vice President, Treasurer and Chief Financial Officer of AAG effective on February 15, 1993.

   (e) Mr. Tate was elected Senior Vice President of AAG effective on February 15, 1993.

   (f)    Mr. LaBonte retired on December 31, 1993.

   (g)    Mr. duPont  resigned his  position on  October 28,  1993.   The 5,000
          shares underlying Mr. duPont's options were granted to him pursuant to the Company's 1987 Stock Option Plan which has been discontinued.

   (h) The amounts listed under "Other Annual Compensation" include the value of automobile and homeowners insurance coverage provided pursuant to the Executive Insurance Program and the premiums paid for group life coverage in excess of $50,000 per individual, respective-ly, for each person as follows: Mr. Adams - $2,942 and $1,218, Mr. Maney - $4,036 and $428, Mr. Tate - $1,692 and $245 and Mr. LaBonte - $4,939 and $3,283. The amount for Mr. Lindner reflects premiums paid for group life coverage in excess of $50,000.

   (i) Amounts listed under "All Other Compensation" for each of the named persons for 1993, other than Mr. duPont, reflect amounts contributed by AAG to the AFC ESORP. For Mr. duPont, the amount for 1993 re-flects severance paid upon resignation. For prior years, the amounts reflect benefits paid to Mr. duPont pursuant to plans which were in place prior to the acquisition of GALIC.

     SAR grants for the year ended December 31, 1993 for the Executive Officers named in the Summary Compensation Table are as follows:

                                SAR GRANTS IN 1993
                                SAR GRANTS IN 1993




                      Individual Grants
                      Individual Grants


                           % of                Potential Realizable
                           % of                Potential Realizable
                         Total                       Value at
                         Total                       Value at
                           SARs  Ex-           Assumed Annual Rates
                           SARs  Ex-           Assumed Annual Rates
                 SARs    Granted er-    Expira-   of Stock Price
                 SARs    Granted er-    Expira-   of Stock Price
   Name         Granted   to Em- cise  tion           Appreciation
   Name         Granted   to Em- cise  tion           Appreciation
                         ployees or    Date(c) for SAR Term (a)
                         ployees or    Date(c) for SAR Term (a)
                          in Fis-Base
                          in Fis-Base
                         cal     Pric
                         cal     Pric
                           Year  e(b)             0%             5%
                           Year  e(b)             0%             5%
                                                               10%
                                                               10%

   Carl H.      --      --       --    --      --     --   --
   Lindner

   S. Craig  125,000     22.7%  $9.00
                                    3/26/2003$125,000
                                                   $911,250
                                                         $2,117,175
   Lindner
   Robert A. 125,000     22.7%  $9.00
                                    3/26/2003$125,000
                                                   $911,250
                                                         $2,117,175
   Adams

   William J. 35,000      6.4%  $9.00
                                    3/26/2003 $35,000
                                                   $255,150$592,900
   Maney
   Jeffrey S. 35,000      6.4%  $9.00
                                    3/26/2003 $35,000
                                                   $255,150$592,900
   Tate

   Jovite     50,000      9.1%  $9.00
                                   12/31/1995 $50,000
                                                   $121,795$199,830
   LaBonte
   (d)

   Augustus     --      --       --
                                     --          --   --       --
   I. duPont

   (a) The Potential Realizable Value is calculated based on a market price for the AAG Common Stock on March 26, 1993, the date of grant of the SARs, of $10.00 per share.

   (b) The closing price for AAG Common Stock on March 26, 1993, the date of grant of the SARs, was $10.00 per share.

   (c) For each of the named individuals, other than Mr. LaBonte, 20% of the SARs became exercisable on March 26, 1994 and 20% become exercisable on each anniversary of the date of grant thereafter.

   (d)    Mr. LaBonte retired  on December  31, 1993.   As a  result, his  SARs
          terminate two years after such date.

     SARs exercised during the year ended December 31, 1993 from the Executive Officers named in the Summary Compensation Table are as follows:


                       AGGREGATED SAR EXERCISES IN 1993 AND
                       AGGREGATED SAR EXERCISES IN 1993 AND
                         SAR VALUES AT DECEMBER 31, 1993
                         SAR VALUES AT DECEMBER 31, 1993

                                                          Value of
                                                        Unexercised
                                                        In-the-Mon-
                                            Number of        ey
                                            Securities    SARs at
                                            Underlying     Fiscal
                                            Unexercised   Year End
                                              SARs at       (a)
                                              Fiscal
                                             Year End   Exercisable
                                                             /
       Name                                Exercisable/ Unexercisab
                    SARs         Value    Unexercisable      le
                  Exercised    Realized

   Carl H.           --           --         --           --
   Lindner
   S. Craig           0            0      0/125,000     0/$125,000
   Lindner

   Robert A.          0            0      0/125,000     0/$125,000
   Adams

   William J.         0            0      0/35,000      0/$35,000
   Maney
   Jeffrey S.         0            0      0/35,000      0/$35,000
   Tate

   Jovite             0            0      50,000/0      $50,000/0
   LaBonte (b)

   Augustus I.       --           --          --          --
   duPont

   (a) The Value of Unexercised In-the-Money SARs at Fiscal Year End is calculated based on a market price for AAG Common Stock on December 31, 1993 of $10.00 per share.

   (b)    Mr.  LaBonte retired  on December 31,  1993.   As a result,  his SARs
          became fully vested on such date.


     Organization and Policy Committee Interlocks and Insider Participation.
     _______________________________________________________________________
   The members of the Organization and Policy Committee are Ronald F. Walker (Chairman), Ronald G. Joseph and Alfred W. Martinelli, none of whom was during 1993 or prior years an officer or employee of AAG or any of its subsidiaries. Mr. Walker is President and Chief Operating Officer of AFC which owned all of the outstanding capital stock of GALIC prior to the acquisition of GALIC by AAG on December 31, 1992. As a result of transactions relating to AAG's acquisition of GALIC, AFC beneficially owns 80.01% of the outstanding shares of AAG Common Stock. See "Certain





   Transactions" for additional information concerning relationships between AAG and AFC and their respective subsidiaries.

     In addition, Carl H. Lindner, Chairman of the Board and Chief Executive Officer of AAG, is Chairman of the Board and Chief Executive Officer of AFC. AFC's Board of Directors sets the compensation which Mr. Walker receives from AFC and its wholly-owned subsidiaries.

                                     ITEM 12

          Security Ownership of Certain Beneficial Owners and Management

   Principal Stockholders
   Principal Stockholders

     The only person known to the Company to own beneficially more than 5% of AAG's Common Stock was AFC and its subsidiaries, One East Fourth Street, Cincinnati, Ohio 45202, which beneficially owned 31,319,629 shares, which represented approximately 80% of the number of shares outstanding as of April 15, 1994.

     AFC and Carl H. Lindner, the beneficial owner of 40.8% of AFC's common stock and the Chairman of its Board of Directors and its Chief Executive Officer, share voting and investment power with respect to the shares of AAG Common Stock owned by AFC. AFC and Carl H. Lindner may be deemed to be controlling persons of AAG.

   Holdings of Management
   Holdings of Management

     Information concerning AAG's Common Stock beneficially owned by each director and executive officer and all directors and executive officers as a group as of April 15, 1994, is shown in the following table:

                                 Amount and Nature of
                                 Amount and Nature of
                                      Beneficial
                                      Beneficial
               Name                  Ownership(a)          Percent of Class
               Name                  Ownership(a)          Percent of Class


                                         10,000
   Robert A. Adams                                                *
   A. Leon Fergenson                      3,111                   *
   Ronald G. Joseph                       2,000                   *
   John T. Lawrence III                   2,000                   *
   Carl H. Lindner                   31,319,629 (b)              80%
   S. Craig Lindner                       --                      --
   William S. Martin                      --                      --
   Alfred W. Martinelli                       4                   *
   Ronald F. Walker                      15,000                   *
   John B. Berding                        1,000                   *
   William J. Maney                       1,000                   *
   Mark F. Muething                       2,000                   *
   Jeffrey S. Tate                          500                   *
   All Directors and Executive
   Officers as a Group (13
   persons)                          31,356,224                 80.1%
   [FN]
   * Less than 1%

   (a) Unless otherwise indicated, the persons named have sole voting and investment power over the shares listed opposite their names.

   (b) Mr. Lindner may be deemed to own beneficially the shares set forth under "Principal Stockholders" for AFC, of which Mr. Lindner is Chairman of the Board and Chief Executive Officer and a principal shareholder.

                                     ITEM 13

                  Certain Relationships and Related Transactions

     GALIC, a wholly-owned subsidiary of the Company, and AMM, a wholly-owned subsidiary of AFC, are parties to an Investment Services Agreement pursuant to which AMM provides investment and custodial services to GALIC with respect to GALIC's investments in accordance with guidelines approved by
   AAG's directors who are not affiliated with AFC.   GALIC pays AMM an annual
   fee of .10% of total invested assets, provided that such fee shall not exceed the actual cost to AMM of providing such services, and GALIC reimburses AMM for certain expenses. Payments made by GALIC to AMM for 1993 totalled $4.4 million.

     AAG and GALIC are members of AFC's consolidated tax group. AAG and GALIC have separate tax allocation agreements with AFC which designate how tax payments are shared by members of the tax group. In general, both companies compute taxes on a separate return basis. GALIC is obligated to make payments to (or receive benefits from) AFC based on taxable income without regard to temporary differences. In accordance with terms of AAG's inden-tures, AAG receives GALIC's tax allocation payments for the benefit of AAG's deductions arising from current operations. If GALIC's taxable income (computed on a statutory accounting basis) exceeds a current period net operating loss of AAG, the taxes payable by GALIC associated with the excess are payable to AFC. If the AFC tax group utilizes any of AAG's net operating losses or deductions that originated prior to 1993, AFC will pay to AAG an amount equal to the benefit received.

     During 1993, AAG incurred consolidated income tax expense of $20.0 million, which amount is recorded as a liability to AFC on AAG's year end balance sheet. Pursuant to the tax allocation agreement, GALIC paid AAG $53.6 million in tax allocation payments in 1993 (including $19.0 million for 1992).

     GAI leases office space in Cincinnati, Ohio from GALIC under a lease which expires in March 2009. GAI paid rent of $1.0 million to GALIC in 1992. In 1993, AAG made rental payments of $63,000 and $250,000 to GAI and Chiquita, respectively, for the sublease of certain office space in Cincinnati, Ohio.


     In 1993, GALIC entered into a coinsurance agreement with Carillon Life Insurance Company, a subsidiary of GAI, whereby GALIC ceded $2.6 million in annuity reserves and transferred an equal amount of cash to Carillon.

     It was determined in 1992 that the agreements governing the Company's 1987 spin-off from APZ obligate the Company to reimburse APZ for workers' compensation claim payments which continue to be required with respect to the Company's operations from 1978 to 1987. The largest such amount outstanding at any one time since January 1, 1993 was $2.7 million. The Company paid $1.0 million to APZ with respect to this liability during 1993 and the remainder of the obligation was paid in the first quarter of 1994.

     In 1993, AAG paid GAI $3.2 million, reflecting the remaining liability for the purchase of GALIC.

     In connection with the GALIC purchase, GALIC's costs for state guarantee funds are set at $1 million per year for a five-year period with respect to insurance companies in receivership, rehabilitation, liquidation or similar situation at December 31, 1992. For any year in which GALIC pays more than $1 million to the various states, GAI will reimburse GALIC for the excess assessments. For any year in which GALIC pays less than $1 million, AAG will pay GAI the difference between $1 million and the assessed amounts.





   GALIC paid $2.2 million in assessments in 1993 and, accordingly, has recorded a receivable from GAI at December 31, 1993 of $1.2 million.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, duly authorized.

                                   AMERICAN ANNUITY GROUP, INC.



                                   BY:
   William J. Maney
                                      Senior Vice President, Treasurer
                                        and Chief Financial Officer