Form 10-Q
period 1994-03-31
AMERICAN ANNUITY GROUP INC
filed 1994-05-13
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                              Commission File
   March 31, 1994                                              No. 1-11632



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




   As of May 1, 1994, there were 39,141,080 shares of the Registrant's Common Stock outstanding.

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)


                                                  March 31,
                                                          December 31,
                                                      1994
                                                                 1993
   ASSETS
     Investments:
       Fixed maturities:
         Held to maturity - at amortized cost
          (market - $2,865.3 and $2,751.9)        $2,880.2   $2,633.2
         Available for sale - at market
          (amortized cost - $1,494.8 and $1,667.0) 1,524.6    1,754.5
       Equity securities - at market (cost - $12.3
         and $12.8)                                   23.8       25.9
       Investment in affiliate                        25.6       25.2
       Mortgage loans on real estate                  44.2       52.1
       Real estate, net of accumulated depreciation
         of $4.4 and $4.6                             27.8       26.1
       Policy loans                                  168.3      166.6
       Short-term investments                         15.5       57.0
         Total investments                         4,710.0    4,740.6

     Cash                                              6.1       15.0
     Marketable securities, restricted in use          3.7        4.4
     Accrued investment income                        75.6       66.9
     Deferred policy acquisition costs, net           45.3       39.2
     Other assets                                     65.2       47.7

         Total assets                             $4,905.9   $4,913.8


   LIABILITIES AND STOCKHOLDERS' EQUITY
     Annuity policyholders' funds accumulated     $4,315.6   $4,256.7
     Long-term debt                                  221.8      225.9
     Payable for securities purchased                 44.3       68.0
     Payable to affiliates, net                       16.0       28.3
     Accounts payable, accrued expenses and other
       liabilities                                    74.7       84.6
         Total liabilities                         4,672.4    4,663.5

     Series A Preferred Stock                           -        29.9
     Common Stock, $1 par value
       -100,000,000 shares authorized
       -39,141,080 and 35,097,447 shares outstanding  39.1       35.1
     Capital surplus                                 333.1      301.0
     Retained earnings (deficit)                    (163.4)    (172.6)
     Unrealized gain on marketable securities, net of
       deferred income taxes and insurance adjustments
                                                      24.7       56.9
         Total stockholders' equity                  233.5      250.3

         Total liabilities and stockholders' equity
                                                  $4,905.9   $4,913.8


                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)



                                                   Three months ended

                                                        March 31,
                                                      1994        1993
   Revenues:
     Net investment income                          $ 90.4      $ 86.4
     Realized gains on sales of investments            0.6        13.5
     Equity in net earnings of affiliate               1.6         1.3
     Other income                                      0.3         0.2
                                                      92.9       101.4
   Costs and Expenses:
     Benefits to annuity policyholders                59.2        59.2
     Interest on borrowings and other debt expenses    6.3         5.3
     Amortization of deferred policy acquisition costs 1.7         4.1
     Provision for GALIC relocation expenses            -          8.0
     Other operating and general expenses              9.0         7.4
                                                      76.2        84.0
   Income before taxes, extraordinary items
     and accounting change                            16.7        17.4
   Provision for income taxes                          5.9         5.9

   Income before extraordinary items
     and accounting change                            10.8        11.5

   Extraordinary items, net of tax                    (1.1)         -
   Cumulative effect of accounting change             (0.5)         -

   Net Income                                       $  9.2      $ 11.5


     Preferred dividend requirement                    0.9         0.9

     Net income applicable to Common Stock          $  8.3      $ 10.6

     Average Common Shares outstanding                35.1        35.1


   Earnings (loss) per share:
     Income from operations                          $0.28       $0.30
     Extraordinary items                             (0.03)         -
     Cumulative effect of accounting change          (0.01)         -
     Net income                                      $0.24       $0.30

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)


                                                  Three months ended

                                                       March 31,
                                                      1994       1993
   Preferred Stock:
     Balance at beginning of period                 $ 29.9     $ 29.4
     Exchanged for Common Stock                      (30.0)        -
     Accretion of discount                             0.1        0.1
       Balance at end of period                     $   -      $ 29.5


   Common Stock:
     Balance at beginning of period                 $ 35.1     $ 35.1
     Issued during the period                          4.0         -
       Balance at end of period                     $ 39.1     $ 35.1


   Capital Surplus:
     Balance at beginning of period                 $301.0     $306.3
     Common Stock issuance                            33.0         -
     Preferred dividends declared                     (0.8)        -
     Accretion of preferred stock discount            (0.1)      (0.1)
       Balance at end of period                     $333.1     $306.2


   Retained Earnings (Deficit):
     Balance at beginning of period                ($172.6)   ($212.6)
     Net Income                                        9.2       11.5
       Balance at end of period                    ($163.4)   ($201.1)


   Unrealized Gains, Net:
     Balance at beginning of period                 $ 56.9     $ 28.4
     Change during period                            (32.2)      21.2
       Balance at end of period                     $ 24.7     $ 49.6

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                  Three months ended

                                                       March 31,
                                                      1994       1993
   Operating activities:
     Net income                                     $  9.2     $ 11.5
     Adjustments:
       Extraordinary losses on retirement of debt      1.1         -
       Cumulative effect of accounting change          0.5         -
       Benefits to annuity policyholders              59.2       59.2
       Provision for GALIC relocation expenses          -         8.0
       Amortization of deferred policy acquisition costs
                                                       1.7        4.1
       Equity in net earnings of affiliate            (1.6)      (1.3)
       Depreciation and amortization                  (2.2)       1.3
       Realized gains on investing activities         (0.6)     (13.5)
       Increase in accrued investment income          (8.7)     (15.4)
       Increase in deferred policy acquisition costs  (6.4)      (3.5)
       Decrease in accounts payable, accrued expenses
         and other liabilities                        (6.0)      (6.1)
       Other, net                                     (0.5)      (2.1)
                                                      45.7       42.2

   Investing activities:
     Purchases of:
       Fixed maturity investments                   (408.7)    (695.9)
       Real estate, mortgage loans and other assets   (3.1)      (0.2)
     Maturities and paydowns of fixed maturity investments       53.6 67.8
     Sales of:
       Fixed maturity investments                    241.8      304.1
       Equity securities                               0.5       15.6
       Real estate, mortgage loans and other assets    9.9        0.4
     Increase in policy loans                         (1.6)      (3.0)
                                                    (107.6)    (311.2)

   Financing activities:
     Annuity receipts                                 94.9      106.8
     Annuity benefits and withdrawals                (86.4)     (71.0)
     Additions to long-term debt                       3.0      125.0
     Reductions of long-term debt                       -      (120.5)
                                                      11.5       40.3

   Net decrease in cash and short-term investments   (50.4)    (228.7)

   Cash and short-term investments at beginning of period
                                                      72.0      256.5
   Cash and short-term investments at end of period $ 21.6     $ 27.8


                        AMERICAN ANNUITY GROUP, INC. 10-Q

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   A. Accounting Policies

      Basis of Presentation The accompanying consolidated financial statements for American Annuity Group, Inc. ("AAG" or the "Company") and subsidiaries are unaudited, but management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles. Certain reclassifications have been made to prior periods to conform to the current year's presentation.

      American Financial Corporation and subsidiaries ("AFC") owned 31,319,629 shares (80%) of AAG's Common Stock at March 31, 1994.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


      Deferred Policy Acquisition Costs ("DPAC") DPAC (principally new commissions, advertising, underwriting, policy issuance and sales expenses that vary with and are primarily related to the production of new business) are deferred and amortized, with interest, in relation to the present value of expected gross profits on the policies. These gross profits consist principally of net investment income and future surrender charges, less interest on policyholders' funds and future policy administration expenses. DPAC is reported net of unearned revenue relating to certain policy charges that represent compensation for future services. These unearned revenues are recognized as income using the same assumptions and factors used to amortize DPAC.

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

      Income Taxes As of December 31, 1992, AAG and its 80%-owned subsidiaries were consolidated with AFC for federal income tax purposes.

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

      The Company recognizes deferred tax assets if it is more likely than not that a benefit will be realized. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Current and deferred tax assets and liabilities are aggregated with other amounts receivable or payable to affiliates.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


      Debt Issuance Costs Debt expenses are amortized over the terms of the respective borrowings on the interest method.

      Statement of Cash Flows For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include annuity receipts, surrenders and withdrawals and obtaining resources from owners and providing them with a return on their investments. All other activities are considered "operating". For purposes of the Statement of Cash Flows, all unrestricted, highly liquid investments with a maturity of three months or less at time of purchase are classified as short-term investments.

      Benefit Plans AAG and certain of its subsidiaries provide certain benefits to former employees. Effective January 1, 1994, AAG implemented SFAS No. 112, "Employers' Accounting for Postemployment Benefits".

      AAG participates in an Employee Stock Ownership Retirement Plan ("ESORP") covering all employees who are qualified as to age and length of service. The ESORP is a trusteed, noncontributory plan which invests in securities of AAG for the benefit of the employees of AAG and its subsidiaries. Contributions are discretionary by the directors of AAG and are charged against earnings in the year for which they are declared. Qualified employees having vested rights in the plan are entitled to benefit payments at age 60.

   B. Investments

      The carrying value of AAG's fixed maturity portfolio was comprised of the following at March 31, 1994:

                                            Held to Available
                                           Maturity  for Sale  Total
         U. S. Government and government
           agencies and authorities             0%        1%      1%
         Public utilities                      10         2      12
         Collateralized mortgage obligations   12        21      33
         All other corporate                   43        11      54
                                               65%       35%    100%


       The carrying values of investments were determined after deducting cumulative provisions for impairment aggregating $13.2 million and $14.4 million at March 31, 1994 and December 31, 1993, respectively.

       "Investing activities" related to fixed maturity investments during 1994 in AAG's Statement of Cash Flows consisted of the following:

                                            Held to Available
                                           Maturity  For Sale  Total

         Purchases                         ($235.9)  ($172.8)($408.7)
         Maturities and paydowns              14.7      38.9    53.6
         Sales                                 5.4     236.4   241.8

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   C.  Investment in Affiliates

       Investment in affiliates represents AAG's 5% ownership of the common stock of Chiquita Brands International, which is accounted for under the equity method. AFC and its other subsidiaries own an additional 41% interest in the common stock of Chiquita. Chiquita is a leading international marketer, processor and producer of quality food products. The market value of AAG's investment in Chiquita was approximately $45 million at March 31, 1994 and $37 million at May 6, 1994, compared to $31 million at December 31, 1993.

       In the first quarter of 1994, AAG recorded a pretax extraordinary charge of $1.1 million, representing its proportionate share of Chiquita's loss on the retirement of debt.

   D.  Deferred Policy Acquisition Costs

       The DPAC balances at March 31, 1994 and December 31, 1993 are shown net of unearned revenues of $149.3 million and $146.2 million, respectively.

   E.  Long-Term Debt

       Long-term debt consisted of the following (in millions):
                                                 March 31, December 31,
                                                     1994         1993
           11-1/8% Senior Subordinated Notes due 2003
                                                   $117.9       $125.0
           9-1/2% Senior Notes due 2001             100.0        100.0
           Other                                      3.9          0.9
                Total                              $221.8       $225.9

       On March 31, 1994, AAG retired $7.1 million principal amount of 11-1/8% notes in exchange for approximately 810,000 shares of Common Stock, realizing a pretax loss of approximately $570,000.

       In 1994, AAG entered into a four-year, $30 million revolving line of credit agreement with two banks. Loans under the line of credit bear interest at rates approximating prime and are collateralized by 15% of the Common Stock of GALIC. No amounts have been borrowed under this line.

       AAG has no scheduled principal payments on its debt until the year 2001.

   F.  Stockholders' Equity

       The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share. In connection with the acquisition of GALIC, AAG issued 450,000 shares of Series A Cumulative Preferred Stock to a
       subsidiary of AFC.   The Series A Preferred Stock had a redemption value
       of $100 per share and paid dividends at the rate of $7.00 per share per annum. The preferred shares issued were recorded at $29.4 million (imputed dividend rate of 12% through 2007) with the excess paid of $15.6 million credited to capital surplus. On March 31, 1994, AAG issued approximately 3.2 million shares of Common Stock in exchange for the Series A Preferred shares.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   G.  Contingencies

       The Company is presently conducting investigations or clean-up activities relating to the discontinued operations in accordance with consent agreements with state environmental agencies. Based on the costs incurred over the past several years and discussions with independent environmental consultants, management does not believe that these clean-up activities will have a material effect upon the Company's financial position, results of operations or cash flows.

       "Marketable securities, restricted in use" consists primarily of amounts held in escrow with respect to certain clean-up activities due to sales of various discontinued operations.

   H.  Statutory Information

       GALIC is required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). For the three months ended March 31, 1994, GALIC's statutory net income was $14.7 million compared to $3.4 million for the same period in 1993. Certain statutory balance sheet amounts were as follows (in millions):

                                            March 31, December 31,
                                                1994         1993
               Policyholders' surplus         $259.1       $251.3
               Asset valuation reserve          81.1         70.3
               Interest maintenance reserve     33.9         35.7

       The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Without prior approval, GALIC may pay approximately $44.0 million in dividends in 1994, based on statutory net income for the year ended December 31, 1993.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations


   GENERAL

   AAG is organized as a holding company with nearly all of its operations being conducted by its subsidiary, 100% owned Great American Life Insurance Company ("GALIC"). The parent corporation, however, has continuing expenditures for administrative expenses, corporate services, liabilities in connection with discontinued operations and, most importantly, for the payment of interest on borrowings. Since its business is financial in nature, AAG does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios The ratio of AAG's long-term debt to equity was 0.95 at March 31, 1994, compared to 0.90 at December 31, 1993 and 1.24 at December 31, 1992. AAG's ratio of earnings to fixed charges was 3.4 for the first three months of 1994.

   Sources and Uses of Funds On March 31, 1994, AAG issued 4.0 million shares of Common Stock in exchange for all of its Preferred Stock and $7.1 million principal amount of its 11-1/8% Notes (see Notes E and F). As a result, AAG's preferred dividend requirements have been eliminated and annual interest payments on AAG's debt are approximately $22.6 million. AAG's ability to make payments for interest and other holding company costs is dependent primarily on cash payments from GALIC. In the first quarter of 1994, AAG received $1.0 million in tax allocation payments and $10.0 million in dividends from GALIC.

   Capital distributions by GALIC are subject to various laws and regulations which limit the amount of dividends that can be paid without regulatory approval. The maximum amount of dividends payable by GALIC in 1994 without approval is approximately $44.0 million.

   AAG has a four-year, $30 million revolving line of credit agreement with two banks. Borrowings thereunder may be used for general corporate purposes. AAG has not made any cash draws under this agreement. Based upon the current level of GALIC's operations and anticipated growth, AAG believes that it will have sufficient resources from GALIC's dividends and tax allocation payments to meet its liquidity requirements.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Investments The Ohio Insurance Code contains rules restricting the types and amounts of investments which are permissible for an Ohio life insurer, including GALIC. These rules are designed to ensure the safety and liquidity of the insurer's investment portfolio. The NAIC is considering the formulation of a model investment law which, if adopted, would have to be considered by Ohio for adoption. The formulation is in the preliminary stages and management believes its impact on GALIC's operations will not be material.

   The National Association of Insurance Commissioners ("NAIC") assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows GALIC's fixed maturity portfolio by NAIC designation (and comparable Standard & Poor's Corporation rating) as of March 31, 1994.

         NAIC                                       % of Total
         Rating  Comparable S&P Rating             Market Value
            1    AAA, AA, A                              56%
            2    BBB                                     38
                      Total investment grade             94
            3    BB                                       4
            4    B                                        2
            5    CCC, CC, C                               *
            6    D                                        -
                      Total non-investment grade          6
                      Total fixed maturities            100%

   [FN]
         * less than 1%

   Management believes that the high credit quality of GALIC's investment portfolio should generate a stable and predictable overall investment return.

   AAG invests primarily in fixed income investments which approximated 98% of its investment portfolio at March 31, 1994. GALIC generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GALIC's assets and expected liabilities. GALIC's fixed maturity portfolio is classified into two categories: "held to maturity" and "available for sale" (see Note A to the unaudited financial statements).

   As of March 31, 1994, the unrealized gains on GALIC's fixed maturity portfolio had decreased $191 million since year end 1993. This decrease, representing approximately 4% of the carrying value of GALIC's bond portfolio, resulted primarily from an increase in the general level of interest rates.

   At March 31, 1994, none of the Company's fixed maturity investments were non-performing. In addition, AAG's mortgage loans and real estate represented only 1.5% of total assets. The majority of mortgage loans and real estate was purchased in the latter half of 1993.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   At March 31, 1994, collateralized mortgage obligations ("CMOs") represented approximately one-third of fixed maturity investments. As of March 31, 1994, interest only (I/O), principal only (P/O) and other "high risk" CMOs were less than 0.1% of total assets. GALIC invests primarily in CMOs which are structured to minimize prepayment risk. In addition, the majority of CMOs held by GALIC were purchased at a discount to par value. Management believes that the structure and discounted nature of the CMOs will minimize the effect of prepayments on earnings over the anticipated life of the CMO portfolio.

   Substantially all of GALIC's CMOs are AAA-rated by Standard & Poor's Corporation and are collateralized by GNMA, FNMA and FHLMC single-family residential pass-through certificates. The market in which these securities trade is highly liquid. Aside from interest rate risk, AAG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   RESULTS OF OPERATIONS

   Pretax Earnings and General Pretax earnings from operations (before realized gains and one-time charges) were $16.1 million in the first quarter of 1994 compared to $11.9 million for the same period in 1993. This improvement can be attributed primarily to the increased interest rate spreads achieved in the first quarter of 1994.

   All of GALIC's products are fixed rate annuities which permit GALIC to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% to 4% per annum). As a result, management has been able to react to changes in interest rates and maintain a desired interest rate "spread" with little or no effect on persistency.

   The following table summarizes GALIC's annuity receipts (in millions):


                                           Three months ended

                                                March 31,
                                              1994       1993
           FPDAs:
             First Year                       $ 11       $ 12
             Renewal                            55         61
                                                66         73
           SPDAs                                29         34
             Total Annuity Receipts           $ 95       $107

   Total annuity receipts decreased $12 million (11%) in the first three months of 1994 compared to the same period in 1993. Management believes that this decrease was due in part to the earthquake in Southern California, which is a substantial premium production area for AAG. Management's discussions with several agents also indicated that the severe winter weather in January and February 1994, along with other issues, had a negative impact on the first quarter premium production. Annuity receipts in March and April of 1994 slightly exceeded the comparable amounts in 1993.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Net Investment Income GALIC's net investment income increased 5% over its comparable 1993 quarter. An increase in average fixed maturity investments more than offset a decrease in interest rates available in the marketplace. Investment income is reflected in the Income Statement net of investment expenses of $1.2 million in 1994 and 1993.

   Realized Gains Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies.

   Equity in Net Earnings of Chiquita Brands International Chiquita's quarterly results are subject to significant seasonal variations and are not necessarily indicative of its results of operations for a full fiscal year. Seasonal pricing generally produces stronger earnings in the first six months of the year.

   Benefits to Annuity Policyholders GALIC's first quarter 1994 benefits to annuity policyholders equalled GALIC's comparable 1993 quarter. An increase in average annuity policyholders' funds accumulated was more than offset by a decrease in overall interest rates credited to policyholders' funds. The average crediting rate on funds held by GALIC has decreased from 6.2% at December 31, 1992 to 5.3% at December 31, 1993 and March 31, 1994. The rate at which GALIC credits interest on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

   Amortization of Deferred Policy Acquisition Costs (DPAC) DPAC amortization in the first quarter of 1994 was $1.7 million compared to $4.1 million during the first quarter of 1993. The decrease resulted primarily from a year-end 1993 review of DPAC assumptions, which resulted in changes in certain factors, including (i) estimated future profits on deferred annuities that have suspended premium payments but have not lapsed, (ii) the time frame over which DPAC is amortized, and (iii) estimated future spreads on inforce annuity policies.

   Provision for GALIC Relocation Expenses In 1993, GALIC relocated its corporate offices from Los Angeles to Cincinnati. The estimated cost of this move ($8.0 million) was expensed in the first quarter of 1993.

   Extraordinary Items On March 31, 1994, AAG retired approximately $7.1 million principal amount of its 11-1/8% Senior Subordinated Notes realizing a pretax loss of approximately $570,000.

   In addition, AAG recorded a pretax charge of approximately $1.1 million, representing AAG's proportionate share of Chiquita's extraordinary loss on the retirement of certain of its debt in the first quarter of 1994.

   Accounting Change Effective January 1, 1994, AAG implemented SFAS No. 112, "Employers' Accounting for Postemployment Benefits", and recorded a pretax charge of $740,000 for the projected future costs of providing certain benefits to former employees of GALIC.

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


                                      ITEM 6

                         Exhibits and Reports of Form 8-K

       (a) Exhibits - None

       (b) Reports on Form 8-K's:

             Date of Report      Items Reported
             April 6, 1994       Common Stock issued in exchange for Preferred
                                 Stock and Senior Subordinated Notes.





                                    Signature



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                      American Annuity Group, Inc.



   May 13, 1994                       BY:
                                         William J. Maney
                                         Senior Vice President, Treasurer
                                           and Chief Financial Officer