Form 10-Q
period 1994-06-30
AMERICAN ANNUITY GROUP INC
filed 1994-08-12
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                              Commission File
   June 30, 1994                                               No. 1-11632



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


   As of August 5, 1994, there were 39,141,080 shares of the Registrant's Common Stock outstanding.

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                   June 30, December 31,
                                                       1994       1993
   ASSETS
     Investments:
       Fixed maturities:
         Held to maturity - at amortized cost
          (market - $2,966.6 and $2,751.9)        $3,076.5   $2,633.2
         Available for sale - at market
          (amortized cost - $1,336.8 and $1,667.0) 1,309.5    1,754.5
       Equity securities - at market (cost - $12.8
         and $12.8)                                   25.1       25.9
       Investment in affiliate                        26.7       25.2
       Mortgage loans on real estate                  46.0       52.1
       Real estate, net of accumulated depreciation   26.8       26.1
       Policy loans                                  173.5      166.6
       Short-term investments                         41.4       57.0
         Total investments                         4,725.5    4,740.6

     Cash                                              8.9       15.0
     Marketable securities, restricted in use          3.6        4.4
     Accrued investment income                        71.8       66.9
     Deferred policy acquisition costs, net           52.4       39.2
     Other assets                                     40.3       47.7

         Total assets                             $4,902.5   $4,913.8


   LIABILITIES AND STOCKHOLDERS' EQUITY
     Annuity policyholders' funds accumulated     $4,397.6   $4,256.7
     Long-term debt                                  199.5      225.9
     Payable for securities purchased                  7.6       68.0
     Payable to affiliates, net                        3.3       28.3
     Accounts payable, accrued expenses and other
       liabilities                                    83.4       84.6
         Total liabilities                         4,691.4    4,663.5

     Series A Preferred Stock                           -        29.9
     Common Stock, $1 par value
       -100,000,000 shares authorized
       - 39,141,080 and 35,097,447 shares outstanding 39.1       35.1
     Capital surplus                                 333.1      301.0
     Retained earnings (deficit)                    (155.2)    (172.6)
     Unrealized gain (loss) on marketable securities,
     net of deferred income taxes and insurance
     adjustments                                      (5.9)      56.9
         Total stockholders' equity                  211.1      250.3

         Total liabilities and stockholders'
           equity                                 $4,902.5   $4,913.8

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)

                                    Three months ended   Six months ended
                                          June 30,          June 30,
                                         1994    1993    1994        1993
   Revenues:
     Net investment income              $ 92.1  $ 88.3   $182.5    $174.7
     Realized gains on sales of investments -     12.7      0.6      26.2
     Equity in net earnings of affiliate   1.3     0.5      2.9       1.8
     Other income                          0.7     0.6      1.0       0.8
                                          94.1   102.1    187.0     203.5
   Costs and Expenses:
     Benefits to annuity policyholders    60.2    57.4    119.4     116.6
     Interest on borrowings and
       other debt expenses                 5.7     5.5     11.7      10.8
     Amortization of deferred policy
       acquisition costs                   1.8     4.1      3.5       8.2
     Provision for GALIC relocation expenses-       -        -        8.0
     Other operating and general expenses  9.3     9.5     18.6      16.9
                                          77.0    76.5    153.2     160.5
   Income before taxes, extraordinary items
     and accounting change                17.1    25.6     33.8      43.0
   Provision for income taxes              6.0     8.7     11.9      14.6

   Income from continuing operations      11.1    16.9     21.9      28.4
   Discontinued operations, net of tax    (2.6)     -      (2.6)       -
   Income before extraordinary items and
     cumulative effect of accounting change8.5    16.9     19.3      28.4

   Extraordinary items, net of tax        (0.3)     -      (1.4)       -
   Cumulative effect of accounting change   -       -      (0.5)       -

   Net Income                           $  8.2  $ 16.9   $ 17.4    $ 28.4


     Preferred dividend requirement         -      0.9      0.9       1.8

     Net income applicable to
       Common Stock                     $  8.2  $ 16.0   $ 16.5    $ 26.6

     Average Common Shares outstanding    39.1    35.1     37.1      35.1


   Earnings (loss) per share:
     Continuing operations               $0.28   $0.46    $0.56     $0.76
     Discontinued operations             (0.07)     -     (0.07)       -
     Extraordinary items                 (0.01)     -     (0.04)       -
     Cumulative effect of accounting
       change                               -       -     (0.01)       -
     Net income                          $0.20   $0.46    $0.44     $0.76



                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                                     Six months ended
                                                         June 30,
                                                      1994       1993
   Preferred Stock:
     Balance at beginning of period                 $ 29.9     $ 29.4
     Exchanged for Common Stock                      (30.0)        -
     Accretion of discount                             0.1        0.2
       Balance at end of period                     $   -      $ 29.6


   Common Stock:
     Balance at beginning of period                 $ 35.1     $ 35.1
     Issued during the period                          4.0         -
       Balance at end of period                     $ 39.1     $ 35.1


   Capital Surplus:
     Balance at beginning of period                 $301.0     $306.3
     Common Stock issuance                            33.0         -
     Preferred dividends declared                     (0.8)      (0.7)
     Accretion of preferred stock discount            (0.1)      (0.2)
       Balance at end of period                     $333.1     $305.4


   Retained Earnings (Deficit):
     Balance at beginning of period                ($172.6)   ($212.6)
     Net Income                                       17.4       28.4
       Balance at end of period                    ($155.2)   ($184.2)


   Unrealized Gains (Losses), Net:
     Balance at beginning of period                 $ 56.9     $ 28.4
     Change during period                            (62.8)      17.4
       Balance at end of period                    ($  5.9)    $ 45.8

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                     Six months ended
                                                          June 30,
                                                      1994       1993
   Operating activities:
     Net income                                     $ 17.4     $ 28.4
     Adjustments:
       Extraordinary losses on retirement of debt      1.4         -
       Cumulative effect of accounting change          0.5         -
       Benefits to annuity policyholders             119.4      116.6
       Amortization of deferred policy
         acquisition costs                             3.5        8.2
       Equity in net earnings of affiliate            (2.9)      (1.8)
       Depreciation and amortization                  (1.8)       3.1
       Realized gains on investing activities         (0.6)     (26.2)
       Increase in accrued investment income          (4.9)      (6.6)
       Increase in deferred policy acquisition costs (13.5)      (6.9)
       Increase (decrease) in accounts payable, accrued
         expenses and other liabilities                7.5       (9.2)
       Other, net                                      0.4       10.8
                                                     126.4      116.4

   Investing activities:
     Purchases of:
       Fixed maturity investments                   (757.4)  (1,204.8)
       Equity securities                              (0.3)        -
       Real estate, mortgage loans and other assets  (17.4)        -
     Maturities and paydowns of fixed maturity
       investments                                   136.6      206.2
     Sales of:
       Fixed maturity investments                    457.6      607.1
       Equity securities                               0.5       16.0
       Real estate, mortgage loans and other assets   20.8        1.8
     Increase in policy loans                         (6.8)      (2.4)
     Other, net                                         -         0.4
                                                    (166.4)    (375.7)

   Financing activities:
     Annuity receipts                                210.6      213.8
     Annuity benefits and withdrawals               (172.5)    (154.6)
     Additions to long-term debt                       4.4      125.0
     Reductions of long-term debt                    (23.4)    (132.7)
     Cash dividends paid                              (0.8)      (0.7)
                                                      18.3       50.8

   Net decrease in cash and short-term investments   (21.7)    (208.5)

   Cash and short-term investments
     at beginning of period                           72.0      256.5
   Cash and short-term investments
     at end of period                               $ 50.3     $ 48.0

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

      American Financial Corporation and subsidiaries ("AFC") owned 31,319,629 shares (80%) of AAG's Common Stock at June 30, 1994.

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

      Beginning with the implementation of SFAS No. 115 in 1993, to the extent that unrealized gains (losses) from securities classified as "available for sale" would result in adjustments to DPAC, unearned revenues and policyholder liabilities had those gains (losses) actually been realized, such balance sheet amounts are adjusted, net of deferred taxes.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


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

   B. Investments

      The carrying value of AAG's fixed maturity portfolio was comprised of the following at June 30, 1994:

                                            Held to Available
                                           Maturity  for Sale Total
         U. S. Government and government
           agencies and authorities            0%        2%      2%
         Public utilities                     10         2      12
         Collateralized mortgage obligations  15        16      31
         All other corporate                  45        10      55
                                              70%       30%    100%


       The carrying values of investments were determined after deducting cumulative provisions for impairment aggregating $12.6 million and $14.4 million at June 30, 1994 and December 31, 1993, respectively.

       "Investing activities" related to fixed maturity investments during 1994 in AAG's Statement of Cash Flows consisted of the following:

                                            Held to Available
                                           Maturity  for Sale Total

         Purchases                         ($475.1)  ($282.3)($757.4)
         Maturities and paydowns              21.6     115.0   136.6
         Sales                                 5.4     452.2   457.6

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   C.  Investment in Affiliates

       Investment in affiliates represents AAG's 5% ownership of the common stock of Chiquita Brands International, which is accounted for under the equity method. AFC and its other subsidiaries own an additional 41% interest in the common stock of Chiquita. Chiquita is a leading international marketer, processor and producer of quality food products. The market value of AAG's investment in Chiquita was approximately $32 million at June 30, 1994, compared to $31 million at December 31, 1993.

       In the first quarter of 1994, AAG recorded a pretax extraordinary charge of $1.1 million, representing its proportionate share of Chiquita's loss on the retirement of debt.

   D.  Deferred Policy Acquisition Costs

       The DPAC balances at June 30, 1994 and December 31, 1993 are shown net of unearned revenues of $152.6 million and $146.2 million, respectively.

   E.  Bank Credit Agreement

       In 1994, AAG entered into a $30 million, four-year revolving Credit Agreement with two banks. Loans under the Credit Agreement bear interest at floating rates based on prime or Eurodollar rates and are collateralized by 15% of the Common Stock of GALIC. As of June 30, 1994, there were no amounts borrowed under the Credit Agreement. AAG borrowed $11 million under the Credit Agreement in connection with certain debt repurchases in the third quarter of 1994 (see Note F).

   F.  Long-Term Debt

       Long-term debt consisted of the following (in millions):

                                                  June 30, December 31,
                                                      1994         1993
           AAG 11-1/8% Senior Subordinated
             Notes due 2003                         $110.4       $125.0
           AAG 9-1/2% Senior Notes due 2001           84.0        100.0
           Miscellaneous debt of subsidiary            5.1          0.9
                Total                               $199.5       $225.9

       On March 31, 1994, AAG retired $7.1 million principal amount of its 11-1/8% Notes in exchange for approximately 810,000 shares of Common Stock, realizing a pretax loss of $570,000.

       During the second quarter of 1994, AAG retired $16.0 million principal amount of its 9-1/2% Notes and $7.5 million principal amount of its 11-1/8% Notes for cash, realizing a net pretax loss of $516,000.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


       During July and early August 1994, AAG purchased $22.0 million principal amount of its 9-1/2% Notes and $6.5 million principal amount of its 11-1/8% Notes for cash, realizing a pretax loss of $560,000.

       AAG has no scheduled principal payments on its long-term debt until the year 2001.

   G.  Stockholders' Equity

       The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share. In connection with the acquisition of GALIC, AAG issued 450,000 shares of Series A Cumulative Preferred Stock to a subsidiary of AFC. The Series A Preferred Stock had a redemption value of $100 per share and paid dividends at the rate of $7.00 per share per annum. The preferred shares issued were recorded at $29.4 million (imputed dividend rate of 12% through 2007) with the excess proceeds of $15.6 million credited to capital surplus. On March 31, 1994, AAG issued approximately 3.2 million shares of Common Stock in exchange for the Series A Preferred shares.

   H.  Contingencies

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

   I.  Statutory Information

       GALIC is required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). For the six months ended June 30, 1994, GALIC's statutory net income was $29.3 million compared to $20.9 million for the same period in 1993. Certain statutory balance sheet amounts were as follows (in millions):

                                             June 30, December 31,
                                                1994         1993
               Policyholders' surplus         $253.9       $251.3
               Asset valuation reserve          73.3         70.3
               Interest maintenance reserve     32.2         35.7

       Through August 5, 1994, AAG received $40.0 million in capital distributions from GALIC. Any additional dividends or capital distributions by GALIC in 1994 are subject to prior approval of regulatory authorities.

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

   LIQUIDITY AND CAPITAL RESOURCES

   Sources and Uses of Funds AAG has a four-year, $30 million revolving line of credit agreement with two banks. Borrowings thereunder may be used for general corporate purposes. Based upon the current level of GALIC's operations and anticipated growth, AAG believes that it will have sufficient resources to meet its liquidity requirements.

   In 1994 (through August 5), AAG (i) issued 4.0 million shares of Common Stock in exchange for all of its Preferred Stock and $7.1 million principal amount of its long-term debt and (ii) repurchased $52.0 million principal amount of its long-term debt (including $14 million purchased by GALIC) for $51.6 million in cash. As a result, AAG's annual preferred dividends and consolidated interest payments have been reduced by over $8.2 million.

   AAG's ability to make payments for interest and other holding company costs is dependent primarily on cash payments from GALIC. Through August 5, 1994, $53.1 million in such payments had been made by GALIC. The amount of dividends and capital distributions which can be paid by GALIC is subject to restrictions relating to capital and surplus and statutory net income. In addition, any dividend or distribution paid from other than earned surplus is considered an extraordinary dividend and may be paid only after prior approval. Any additional dividends or capital distributions by GALIC in 1994 are subject to prior approval of regulatory authorities. Management does not believe this requirement will have an impact on AAG's liquidity for the balance of 1994.

   Ratios AAG's ratio of earnings to fixed charges was 3.6 for the first six months of 1994. The ratio of AAG's consolidated debt to equity was 0.95 at June 30, 1994, compared to 0.90 at December 31, 1993 and 1.24 at December 31, 1992. AAG's consolidated debt to equity ratio, adjusted to reflect all 1994 repurchases of AAG's long-term debt as if they had occurred as of June 30, would have been 0.86.

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

   The National Association of Insurance Commissioners ("NAIC") assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows GALIC's fixed maturity portfolio by NAIC designation (and comparable Standard & Poor's Corporation rating) as of June 30, 1994.

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

   AAG invests primarily in fixed maturity investments which approximated 93% of its investment portfolio at June 30, 1994. GALIC generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GALIC's assets and expected liabilities. GALIC's fixed maturity portfolio is classified into two categories: "held to maturity" and "available for sale" (see Note A to the financial statements).

   As of June 30, 1994, the unrealized gains on GALIC's fixed maturity portfolio had decreased $343 million since year end 1993. This decrease, representing approximately 8% of the carrying value of GALIC's bond portfolio, resulted from an increase in the general level of interest rates.

   At June 30, 1994, none of the Company's fixed maturity investments were non-performing. In addition, AAG's mortgage loans and real estate represented only 1.5% of total assets. The majority of mortgage loans and real estate was purchased in the latter half of 1993.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   At June 30, 1994, collateralized mortgage obligations ("CMOs") represented approximately 31% of fixed maturity investments. As of June 30, 1994, interest only (I/O), principal only (P/O) and other "high risk" CMOs were less than one percent of total investments. GALIC invests primarily in CMOs which are structured to minimize prepayment risk. In addition, the majority of CMOs held by GALIC were purchased at a discount to par value. Management believes that the structure and discounted nature of the CMOs will minimize the effect of prepayments on earnings over the anticipated life of the CMO portfolio.

   Substantially all of GALIC's CMOs are AAA-rated by Standard & Poor's Corporation and are collateralized by GNMA, FNMA and FHLMC single-family residential pass-through certificates. The market in which these securities trade is highly liquid. Aside from interest rate risk, AAG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   RESULTS OF OPERATIONS

   Pretax Earnings and General Pretax earnings from operations (before realized gains and non-recurring charges) were $33.2 million in the first six months of 1994 compared to $24.8 million for the same period in 1993. This improvement can be attributed primarily to the increased interest rate spreads achieved thus far in 1994.

   All of GALIC's products are fixed rate annuities which permit GALIC to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% to 4% per annum). As a result, management has been able to react to changes in interest rates and maintain a desired interest rate "spread" with little or no effect on persistency.

   The following table summarizes GALIC's annuity receipts (in millions):

                                Three months ended   Six months ended
                                      June 30,           June 30
                                   1994       1993    1994       1993
       FPDAs:
         First Year                $ 11       $ 13    $ 22       $ 25
         Renewal                     59         61     114        122
                                     70         74     136        147
       SPDAs                         46         33      75         67
         Total Annuity Receipts    $116       $107    $211       $214

   Annuity premiums increased 8% during the second quarter of 1994 compared to the same period in 1993 due primarily to strong growth in sales of single premium products. For the six months ended June 30, premiums decreased by approximately 1% in 1994 compared to 1993.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Net Investment Income GALIC's net investment income increased 4% over its comparable period in 1993. An increase in average fixed maturity investments more than offset a decrease in interest rates available in the marketplace. Investment income is reflected in the Income Statement net of investment expenses of $2.5 million in 1994 and $2.4 in 1993, respectively.

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

   Benefits to Annuity Policyholders GALIC's benefits to annuity policyholders increased 2% over the comparable period in 1993. The average crediting rate on funds held by GALIC has decreased from 6.2% at December 31, 1992 to 5.3% at December 31, 1993 and June 30, 1994. The rate at which GALIC credits interest on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

   Amortization of Deferred Policy Acquisition Costs (DPAC) DPAC amortization in the first six months of 1994 was $3.5 million compared to $8.2 million during the same period in 1993. The decrease resulted primarily from a year-end 1993 review of DPAC assumptions, which resulted in changes in certain factors, including (i) estimated future profits on deferred annuities that have suspended premium payments but have not lapsed, (ii) the time frame over which DPAC is amortized, and (iii) estimated future spreads on in-force annuity policies.

   Provision for GALIC Relocation Expenses In 1993, GALIC relocated its corporate offices from Los Angeles to Cincinnati. The estimated pretax cost of this move ($8.0 million) was expensed in the first quarter of 1993.

   Discontinued Operations During the second quarter of 1994, AAG recorded a $4.0 million pretax charge primarily related to additional reserves for potential environmental liabilities associated with the Company's former manufacturing facilities.

   Extraordinary Items On March 31, 1994, AAG retired $7.1 million principal amount of its 11-1/8% Senior Subordinated Notes realizing a pretax loss of $570,000. During the second quarter of 1994, AAG retired $16.0 million principal amount of its 9-1/2% Senior Notes and $7.5 million principal amount of its 11-1/8% Senior Subordinated Notes for cash, realizing a net pretax loss of $516,000.

   In addition, AAG recorded a pretax charge of $1.1 million, representing AAG's proportionate share of Chiquita's extraordinary loss on the retirement of certain of its debt in the first quarter of 1994.

   Accounting Change Effective January 1, 1994, AAG implemented SFAS No. 112, "Employers' Accounting for Postemployment Benefits", and recorded a pretax charge of $740,000 for the projected future costs of providing certain benefits to former employees of GALIC.
                                        14

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


                                      ITEM 4

               Submissions of Matters to a Vote of Security Holders

   The Registrant's annual shareholders' meeting was held June 13, 1994. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. All of the nine nominees for director proposed by the Registrant were elected to the Board of Directors.

   In addition to the election of directors, shareholders also voted (a) to approve the 1994 Stock Option Plan [Proposal No. 2], (b) to approve the 1994 Directors' Stock Appreciation Rights Plan [Proposal No. 3] and (c) to ratify the issuance of 3,238,162 shares of Common Stock in exchange for 450,000 shares of Series A Preferred Stock [Proposal No. 4]. The votes cast for, against or withheld, the number of abstentions and broker non-votes as to each matter voted on at the 1994 Annual Meeting is set forth below:

                                           Against/
                                  For      Withheld    Abstain   Non-Votes
   Election of Directors:
     Carl H. Lindner           37,192,420     NA         32,140     NA
     S. Craig Lindner          37,192,721     NA         31,839     NA
     Robert A. Adams           37,197,464     NA         27,096     NA
     John T. Lawrence III      37,203,540     NA         21,020     NA
     A. Leon Fergenson         37,202,215     NA         22,345     NA
     Ronald G. Joseph          37,203,575     NA         20,985     NA
     William R. Martin         37,201,431     NA         23,129     NA
     Alfred W. Martinelli      37,201,054     NA         23,506     NA
     Ronald F. Walker          37,203,028     NA         21,532     NA
   Proposal No. 2              33,621,198  1,484,865     27,129  2,091,368
   Proposal No. 3              34,951,439    131,079     27,506  2,114,536
   Proposal No. 4              35,021,308     59,938     28,778  2,114,536

   [FN]
   NA - Not Applicable

                        AMERICAN ANNUITY GROUP, INC. 10-Q


                                    Signature



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                      American Annuity Group, Inc.



   August 11, 1994                    BY:_________________
                                         William J. Maney
                                         Senior Vice President, Treasurer
                                           and Chief Financial Officer