Form 10-Q
period 1994-09-30
AMERICAN ANNUITY GROUP INC
filed 1994-11-14
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                              Commission File
   September 30, 1994                                          No. 1-11632



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




   As of November 1, 1994, there were 39,141,080 shares of the Registrant's Common Stock outstanding.

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)


                                              September 30, December 31,
                                                      1994         1993
   ASSETS
     Investments:
       Fixed maturities:
         Held to maturity - at amortized cost
          (market - $3,061.7 and $2,751.9)        $3,210.2   $2,633.2
         Available for sale - at market
          (amortized cost - $1,293.7 and $1,667.0) 1,252.9    1,754.5
       Equity securities - at market (cost - $11.1
         and $12.8)                                   23.0       25.9
       Investment in affiliate                        22.8       25.2
       Mortgage loans on real estate                  45.0       52.1
       Real estate, net of accumulated depreciation   27.9       26.1
       Policy loans                                  179.2      166.6
       Short-term investments                         25.9       57.0
         Total investments                         4,786.9    4,740.6

     Cash                                             18.1       15.0
     Marketable securities, restricted in use          3.5        4.4
     Accrued investment income                        79.5       66.9
     Deferred policy acquisition costs, net           56.7       39.2
     Other assets                                     35.9       47.7

         Total assets                             $4,980.6   $4,913.8


   LIABILITIES AND STOCKHOLDERS' EQUITY
     Annuity policyholders' funds accumulated     $4,487.1   $4,256.7
     Notes payable                                   182.4      225.9
     Payable for securities purchased                 22.0       68.0
     Payable to affiliates, net                        3.8       28.3
     Accounts payable, accrued expenses and other
       liabilities                                    73.2       84.6
         Total liabilities                         4,768.5    4,663.5

     Series A Preferred Stock                          -         29.9
     Common Stock, $1 par value
       -100,000,000 shares authorized
       - 39,141,080 and 35,097,447 shares outstanding 39.1       35.1
     Capital surplus                                 333.1      301.0
     Retained earnings (deficit)                    (146.2)    (172.6)
     Unrealized gain (loss) on marketable
       securities, net of deferred income
       taxes and insurance adjustments               (13.9)      56.9
         Total stockholders' equity                  212.1      250.3

         Total liabilities and
           stockholders' equity                   $4,980.6   $4,913.8

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)

                                         Three months ended  Nine months ended
                                              September 30,      September 30,
                                               1994    1993       1994    1993
   Revenues:
     Net investment income                   $ 94.9  $ 88.1     $277.4  $262.8
     Realized gains on sales of investments     0.1     2.8        0.7    29.0



     Equity in net earnings (losses)
       of affiliate                            (3.8)   (1.5)      (0.9)    0.3
     Other income                               0.5     0.2        1.5     0.9
                                               91.7    89.6      278.7   293.0
   Costs and Expenses:
     Benefits to annuity policyholders         61.3    57.0      180.7   173.7
     Interest on borrowings and
       other debt expenses                      5.0     5.7       16.7    16.5
     Amortization of deferred policy
       acquisition costs                        1.2     3.8        4.7    12.0
     Provision for GALIC relocation expenses     -       -          -      8.0
     Other operating and general expenses       9.7     7.6       28.3    24.4
                                               77.2    74.1      230.4   234.6
   Income before taxes, extraordinary items
     and accounting change                     14.5    15.5       48.3    58.4
   Provision for income taxes                   5.1     5.2       17.0    19.8

   Income from continuing operations            9.4    10.3       31.3    38.6
   Discontinued operations, net of tax           -       -        (2.6)     -
   Income before extraordinary items and
     cumulative effect of accounting change     9.4    10.3       28.7    38.6

   Extraordinary items, net of tax             (0.4)   (3.4)      (1.8)   (3.4)
   Cumulative effect of accounting change        -       -        (0.5)     -

   Net Income                                $  9.0  $  6.9     $ 26.4  $ 35.2


     Preferred dividend requirement              -      0.9        0.9     2.7

     Net income applicable to Common Stock   $  9.0  $  6.0     $ 25.5  $ 32.5

     Average Common Shares outstanding         39.1    35.1       37.8    35.1


   Earnings (loss) per share:
     Continuing operations                    $0.24   $0.27      $0.80   $1.03
     Discontinued operations                     -       -       (0.07)     -
     Extraordinary items                      (0.01)  (0.10)     (0.05)  (0.10)
     Cumulative effect of accounting change      -       -       (0.01)     -
     Net income                               $0.23   $0.17      $0.67   $0.93


                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                                    Nine months ended
                                                       September 30,
                                                      1994       1993
   Preferred Stock:
     Balance at beginning of period                 $ 29.9     $ 29.4
     Exchanged for Common Stock                      (30.0)        -
     Accretion of discount                             0.1        0.3
       Balance at end of period                     $   -      $ 29.7


   Common Stock:
     Balance at beginning of period                 $ 35.1     $ 35.1
     Issued during the period                          4.0         -



       Balance at end of period                     $ 39.1     $ 35.1


   Capital Surplus:
     Balance at beginning of period                 $301.0     $306.3
     Common Stock issuance                            33.0         -
     Preferred dividends declared                     (0.8)      (1.6)
     Accretion of preferred stock discount            (0.1)      (0.3)
       Balance at end of period                     $333.1     $304.4


   Retained Earnings (Deficit):
     Balance at beginning of period                ($172.6)   ($212.6)
     Net Income                                       26.4       35.2
       Balance at end of period                    ($146.2)   ($177.4)


   Unrealized Gains (Losses), Net:
     Balance at beginning of period                 $ 56.9     $ 28.4
     Change during period                            (70.8)      42.5
       Balance at end of period                    ($ 13.9)    $ 70.9

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                    Nine months ended
                                                       September 30,
                                                      1994       1993
   Operating activities:
     Net income                                     $ 26.4     $ 35.2
     Adjustments:
       Extraordinary losses on retirement of debt      2.8        5.2
       Cumulative effect of accounting change          0.7         -
       Benefits to annuity policyholders             180.7      173.7
       Amortization of deferred policy
         acquisition costs                             4.7       12.0
       Equity in net losses (earnings) of affiliate    0.9       (0.3)
       Depreciation and amortization                   0.6        3.4
       Realized gains on investing activities         (0.7)     (29.0)
       Increase in accrued investment income         (12.6)     (18.2)
       Increase in deferred policy acquisition costs (19.8)     (10.1)
       Increase in accounts payable, accrued
         expenses and other liabilities                1.0        0.9
       Other, net                                      0.6        3.2
                                                     185.3      176.0

   Investing activities:
     Purchases of:
       Fixed maturity investments                   (914.5)  (1,491.3)
       Equity securities                              (0.5)        -
       Real estate, mortgage loans and other assets  (19.0)     (11.6)
     Maturities and paydowns of fixed maturity
       investments                                   180.7      266.3
     Sales of:
       Fixed maturity investments                    495.1      790.3
       Equity securities                               3.8       16.0
       Real estate, mortgage loans and other assets   21.4        1.8
     Increase in policy loans                        (12.6)      (6.3)
     Other, net                                         -        (2.0)



                                                    (245.6)    (436.8)

   Financing activities:
     Annuity receipts                                313.1      295.0
     Annuity benefits and withdrawals               (244.2)    (238.3)
     Additions to notes payable                       18.9      225.0
     Reductions of notes payable                     (54.7)    (230.0)
     Cash dividends paid                              (0.8)      (1.6)
                                                      32.3       50.1

   Net decrease in cash and short-term investments   (28.0)    (210.7)

   Cash and short-term investments at
     beginning of period                              72.0      256.5
   Cash and short-term investments at end of period $ 44.0     $ 45.8

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

      American Financial Corporation and subsidiaries ("AFC") owned 31,319,629 shares (80%) of AAG's Common Stock at September 30, 1994.

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

      AAG and Great American Life Insurance Company ("GALIC") have separate tax allocation agreements with AFC which designate how tax payments are shared by members of the tax group. In general, both companies compute taxes on a separate return basis. GALIC is obligated to make payments to (or receive benefits from) AFC based on taxable income without regard to temporary differences. In accordance with terms of AAG's indentures, AAG receives GALIC's tax allocation payments for the benefit of AAG's deductions arising from current operations. If GALIC's taxable income (computed on a statutory accounting basis) exceeds a current period net operating loss of AAG, the taxes payable by GALIC associated with the excess are payable to AFC. If the AFC tax group utilizes any of AAG's net operating losses or deductions that originated prior to 1993, AFC will pay to AAG an amount equal to the benefit received.

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

   B. Investments

      The carrying value of AAG's fixed maturity portfolio was comprised of the following at September 30, 1994:

                                            Held to Available
                                           Maturity  for Sale Total
         U. S. Government and government
           agencies and authorities            0%        2%      2%
         Public utilities                     10         1      11
         Collateralized mortgage obligations  15        15      30
         All other corporate                  47        10      57
                                              72%       28%    100%




       The carrying values of investments were determined after deducting cumulative provisions for impairment aggregating $12.6 million and $14.4 million at September 30, 1994 and December 31, 1993, respectively.

       "Investing activities" related to fixed maturity investments during 1994 in AAG's Statement of Cash Flows consisted of the following:

                                            Held to Available
                                           Maturity  for Sale Total

         Purchases                         ($603.6)  ($310.9)($914.5)
         Maturities and paydowns              30.5     150.2   180.7
         Sales                                 5.4     489.7   495.1

                        AMERICAN ANNUITY GROUP, INC. 10-Q

   C.  Investment in Affiliates

       Investment in affiliates represents AAG's 5% ownership of the common stock of Chiquita Brands International, which is accounted for under the equity method. AFC and its other subsidiaries own an additional 41% interest in the common stock of Chiquita. Chiquita is a leading international marketer, processor and producer of quality food products. The market value of AAG's investment in Chiquita was approximately $44 million at September 30, 1994 and $34 million at November 1, 1994, compared to $31 million at December 31, 1993.

       In the first quarter of 1994, AAG recorded a pretax extraordinary charge of $1.1 million, representing its proportionate share of Chiquita's loss on the retirement of debt. In the third quarter of 1994, AAG's equity in Chiquita's net losses included a pretax loss of $2.9 million representing its proportionate share of Chiquita's charges and losses related to the shutdown of non-productive banana farms in Honduras and a scaling back of Chiquita's Japanese operations.

   D.  Deferred Policy Acquisition Costs

       The DPAC balances at September 30, 1994 and December 31, 1993 are shown net of unearned revenues of $152.6 million and $146.2 million, respectively.

   E.  Notes Payable

       Notes payable consisted of the following (in millions):
                                              September 30, December 31,
                                                      1994         1993
           AAG 11-1/8% Senior Subordinated
             Notes due 2003                         $103.9       $125.0
           AAG 9-1/2% Senior Notes due 2001           59.0        100.0
           AAG Bank Credit Agreement due 1998         14.5           -
           Miscellaneous debt of subsidiary            5.0          0.9
                Total                               $182.4       $225.9

       In 1994, AAG entered into a $30 million revolving Credit Agreement with two banks. Loans under the Credit Agreement bear interest at floating rates based on prime or Eurodollar rates and are collateralized by 15% of the Common Stock of GALIC.



       In the first nine months of 1994, AAG repurchased $21.1 million principal amount of its 11-1/8% Notes (including $3 million purchased by GALIC) and $41.0 million principal amount of its 9-1/2% Notes (including $11 million purchased by GALIC) in exchange for cash and 810,000 shares of its Common Stock, realizing a pretax loss of $1.7 million.

       AAG has no scheduled principal payments on its 9-1/2% Notes and 11-1/8% Notes until the year 2001.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

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

   H.  Statutory Information

       GALIC is required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). For the nine months ended September 30, 1994, GALIC's statutory net income was $41.8 million compared to $33.5 million for the same period in 1993. Certain statutory balance sheet amounts were as follows (in millions):

                                        September 30, December 31,
                                                1994         1993
               Policyholders' surplus         $255.5       $251.3
               Asset valuation reserve          81.3         70.3
               Interest maintenance reserve     29.9         35.7

       Through November 1, 1994, AAG received $44.0 million in capital distributions from GALIC. Any additional dividends or capital distributions by GALIC in 1994 are subject to prior approval of regulatory authorities.

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

   LIQUIDITY AND CAPITAL RESOURCES

   Sources and Uses of Funds AAG has a $30 million revolving line of credit agreement with two banks under which $14.5 million was outstanding at September 30, 1994. Borrowings thereunder may be used for general corporate purposes. Based upon the current level of GALIC's operations and anticipated growth, AAG believes that it will have sufficient resources to meet its liquidity requirements.

   In 1994, AAG (i) issued 4.0 million shares of Common Stock in exchange for all of its Preferred Stock and $7.1 million principal amount of its notes payable and (ii) repurchased $55.0 million principal amount of its notes payable (including $14 million purchased by GALIC) using $40.1 million in available cash and $14.5 million in borrowings on its credit line. As a result, AAG's annual preferred dividends and consolidated interest payments have been reduced by over $8.5 million.

   AAG's ability to make payments for interest and other holding company costs is dependent primarily on cash payments from GALIC in the form of capital distributions and income tax payments. Through November 1, 1994, $64.1 million in such payments had been received from GALIC. The amount of dividends and capital distributions which can be paid by GALIC is subject to restrictions relating to capital and surplus and statutory net income. In addition, any dividend or distribution paid from other than earned surplus is considered an extraordinary dividend and may be paid only after prior approval. Any additional dividends or capital distributions by GALIC in 1994 are subject to prior approval of regulatory authorities. Management does not believe this requirement will have an impact on AAG's liquidity for the balance of 1994.

   Ratios AAG's ratio of earnings to fixed charges was 3.9 for the first nine months of 1994. The ratio of AAG's consolidated debt to equity was 0.86 at September 30, 1994, compared to 0.90 at December 31, 1993 and 1.24 at December 31, 1992.

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

   The National Association of Insurance Commissioners ("NAIC") assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows GALIC's fixed maturity portfolio by NAIC designation (and comparable Standard & Poor's Corporation rating) as of September 30, 1994:

         NAIC                                       % of Total
         Rating  Comparable S&P Rating             Market Value
            1    AAA, AA, A                               58%
            2    BBB                                      36
                      Total investment grade              94
            3    BB                                        4
            4    B                                         2
            5    CCC, CC, C                                *
            6    D                                         0
                      Total non-investment grade           6
                      Total fixed maturities             100%
<F1>
         * less than 1%

   Management believes that GALIC's high quality investment portfolio should generate a stable and predictable overall investment return.

   GALIC invests primarily in fixed maturity investments which approximated 93% of its investment portfolio at September 30, 1994. GALIC generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GALIC's assets and expected liabilities. GALIC's fixed maturity portfolio is classified into two categories: "held to maturity" and "available for sale" (see Note A to the financial statements).

   As of September 30, 1994, the unrealized gains on GALIC's fixed maturity portfolio had decreased $396 million since year end 1993. This decrease, representing approximately 9% of the carrying value of GALIC's bond portfolio, resulted from an increase in the general level of interest rates.

   At September 30, 1994, none of the Company's fixed maturity investments were non-performing. In addition, AAG's mortgage loans and real estate represented only 1.5% of total assets. The majority of mortgage loans and real estate was purchased in the latter half of 1993.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   At September 30, 1994, collateralized mortgage obligations ("CMOs") represented approximately 30% of fixed maturity investments. As of September 30, 1994, interest only (I/O), principal only (P/O) and other "high risk" CMOs were less than one percent of total investments. GALIC invests primarily in CMOs which are structured to minimize prepayment risk. In addition, the majority of CMOs held by GALIC were purchased at a discount to par value. Management believes that the structure and discounted nature of the CMOs will minimize the effect of prepayments on earnings over the anticipated life of the CMO portfolio.

   Substantially all of GALIC's CMOs are AAA-rated by Standard & Poor's Corporation and are collateralized primarily by GNMA, FNMA and FHLMC single-family residential pass-through certificates. The market in which these securities trade is highly liquid. Aside from interest rate risk, AAG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   RESULTS OF OPERATIONS

   Pretax Earnings and General Pretax earnings from operations (before realized gains and non-recurring charges) were $47.6 million in the first nine months of 1994 compared to $37.4 million for the same period in 1993. This improvement can be attributed primarily to the increased interest rate spreads achieved thus far in 1994.

   All of GALIC's products are fixed rate annuities which permit GALIC to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% to 4% per annum). As a result, management has been able to react to changes in interest rates and maintain a desired interest rate "spread" with little or no effect on persistency.

   The following table summarizes GALIC's annuity receipts (in millions):
                                Three months ended  Nine months ended
                                    September 30,      September 30,
                                   1994       1993    1994       1993
     Flexible Premium Deferred Annuities:
       First Year                  $  7       $  9    $ 28       $ 33
       Renewal                       38         41     152        164
                                     45         50     180        197
     Single Premium Deferred
       Annuities                     57         31     133         98
       Total Annuity Receipts      $102       $ 81    $313       $295

   Annuity premiums increased 26% during the third quarter of 1994 compared to the same period in 1993 due to strong growth in sales of single premium products. For the nine months ended September 30, premiums increased by approximately 6% in 1994 compared to 1993.

   Net Investment Income Net investment income increased 6% over the comparable nine month period in 1993 due primarily to an increase in the Company's average fixed maturity investment base. Investment income is reflected in the Income Statement net of investment expenses of $3.6 million in 1994 and $3.3 in 1993.

   Realized Gains Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Equity in Net Earnings of Chiquita Brands International Chiquita's quarterly results are subject to significant seasonal variations and are not necessarily indicative of its results of operations for a full fiscal year. Seasonal pricing generally produces stronger earnings in the first six months of the year. In the third quarter of 1994, Chiquita recorded charges and losses from the shutdown of non-productive banana farms in Honduras and a scaling back of its Japanese operations. AAG's proportionate share of these losses was $2.9 million, pretax.


   Benefits to Annuity Policyholders GALIC's benefits to annuity policyholders increased 4% over the comparable nine month period in 1993. An increase in average annuity policyholder funds accumulated has been partially offset by a decrease in the average crediting rate on these funds. The average crediting rate on funds held by GALIC has decreased from 6.2% at December 31, 1992 to 5.3% at December 31, 1993 and 5.4% at September 30, 1994. The
   rate at which GALIC credits interest on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

   Amortization of Deferred Policy Acquisition Costs (DPAC) DPAC amortization in the first nine months of 1994 was $4.7 million compared to $12.0 million during the same period in 1993. The decrease resulted primarily from a year-end 1993 review of DPAC assumptions, which resulted in changes in certain factors, including (i) estimated future profits on deferred annuities that have suspended premium payments but have not lapsed, (ii) the time frame over which DPAC is amortized, and (iii) estimated future spreads on inforce annuity policies.

   Provision for GALIC Relocation Expenses In 1993, GALIC relocated its corporate offices from Los Angeles to Cincinnati. The estimated pretax cost of this move ($8.0 million) was expensed in the first quarter of 1993.

   Discontinued Operations During the second quarter of 1994, AAG recorded a $4.0 million pretax charge related primarily to additional reserves for potential environmental liabilities associated with the Company's former manufacturing facilities.

   Extraordinary Items In 1994, AAG repurchased $62.1 million principal amount of its notes payable, realizing a pretax loss of $1.7 million.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


   Items pertaining to Part II of this form have been omitted since they are either inapplicable or not required.




                                    Signature



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                      American Annuity Group, Inc.



   November 14, 1994                  BY:/s/William J. Maney
                                         William J. Maney
                                         Senior Vice President, Treasurer
                                           and Chief Financial Officer