Form 10-K405/A
period 1994-12-31
AMERICAN ANNUITY GROUP INC
filed 1995-04-18
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1
               Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Fiscal Year Ended                           Commission File
   December 31, 1994                                   No. 1-11632


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

       Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       As of February 28, 1995, there were 39,141,080 shares of the Registrant's Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates at that date was approximately $75.4 million based upon non-affiliate holdings of 7,268,359 shares and a market price of $10.38 per share.


                       Documents Incorporated by Reference:

       Proxy Statement for the 1995 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

   Discontinued Manufacturing Operations

   Prior to 1993, the Company sold nearly all of its manufacturing operations. At December 31, 1994, the Company owned a small foreign electronic components manufacturer which is being held for sale.

   Certain manufacturing facilities are still owned by the Company. See "Properties" below.

   Employees

   As of December 31, 1994, AAG and its subsidiaries employed approximately 440 persons. None of the employees are represented by a labor union. AAG believes that its employee relations are excellent.


                                      ITEM 2

                                    Properties

   Location

   In 1993, AAG and GALIC moved their offices to Cincinnati from Stamford, Connecticut and Los Angeles, California, respectively.

   AAG and GALIC rent office space in Cincinnati totaling approximately 90,000 square feet under leases expiring in 1996 through 1999. Management believes that its corporate offices are generally well maintained and adequate for the Company's present needs.

   The material properties of the Company's former manufacturing operations are listed below.
                                                                     Lease
                           Interior                               Expiration
       Location            Square Feet             Use            (if leased)
     Discontinued operations:
       North Adams, MA       154,000   Manufacturing facility        Owned
       Hudson, NH            121,400   Manufacturing facility      March 2003
       Concord, NH           113,000   Manufacturing facility        Owned
       Hillsville, VA        102,000   Manufacturing facility        Owned
       Ronse, Belgium         85,000   Manufacturing facility        Owned
       Longwood, FL           60,000   Manufacturing facility        Owned
       North Adams, MA        44,000   R & D facility                Owned
       North Adams, MA        22,000   Manufacturing facility      January 1998

   Most of the manufacturing facilities are still owned and are currently being leased to companies using them for manufacturing operations. The Company is attempting to sell or extend leases on these facilities. In addition to the facilities listed above, the Company has agreed to contribute a facility in North Adams, Massachusetts which has been vacant for several years to a not-for-profit entity which intends to develop the property into a multi-discipline art center.

   Environmental Matters

   See "Item 3: Legal Proceedings" for a discussion concerning certain environmental claims and litigation against the Company.

                                      ITEM 3




                                Legal Proceedings

   Federal and state laws and regulations, including the federal Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, impose liability on the Company (as the successor to Sprague) for the investigation and cleanup of hazardous substances disposed of or spilled by its discontinued manufacturing operations, at facilities still owned by the Company and facilities transferred in connection with the sales of certain operations, as well as at disposal sites operated by third parties. In addition, the Company has indemnified the purchasers of its former operations for the cost of such activities. At several sites, the Company is conducting cleanup activities of soil and ground water contamination in accordance with consent agreements between the Company and state environmental agencies. The Company has also conducted or is aware of investigations at a number of other locations of its former operations that have disclosed environmental contamination that could cause the Company to incur additional investigative, remedial and legal costs. The Company has also been identified by state and federal regulators as a potentially responsible party at a number of other disposal sites.

   Based on the costs incurred by the Company over the past several years and discussions with its independent environmental consultants, management believes that reserves recorded are sufficient in all material respects to satisfy the known liabilities. However, the regulatory standards for clean-up are continually evolving toward more stringent requirements. In addition, many of the environmental investigations at the Company's former operating locations and third-party sites are still preliminary, and where clean-up plans have been proposed, they have not yet received full approval from the relevant regulatory agencies. Further, the presence of Company-generated wastes at third-party disposal sites exposes the Company to joint and several liability for the potential additional costs of cleaning up wastes generated by others. Accordingly, there can be no assurance that the costs of environmental clean-up for the Company may not be significantly higher in future years, possibly necessitating additional charges.

   The Maine Department of Environmental Protection has issued a proposed Administrative Consent Agreement and Enforcement Order calling for a $328,000 fine based on alleged 1991 violations of certain reporting regulations. The Company is working with the Department of Environmental Protection to resolve this matter and is negotiating the amount of the fine.

   There are certain other claims involving the Company, including claims relating to the generation, disposal or release into the environment of allegedly hazardous substances. In management's opinion, the outcome of these claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

   AAG and GALIC are subject to other litigation and arbitration in the normal course of business. GALIC is not a party to any material pending litigation or arbitration.

                                      ITEM 6

                          Selected Financial Data of AAG

   The following financial data have been summarized from, and should be read in conjunction with, the Company's consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of



   Operations". The data reflects the purchase of GALIC as of December 31, 1992 (in millions, except per share amounts).

   Operations Statement Data:            1994    1993   1992    1991    1990
   Total revenues                      $371.2  $387.2   $3.6    $1.9    $0.4
   Income (loss) from continuing
     operations                          40.9    53.0   (9.0)   (4.7)   (6.0)
   Loss from discontinued operations     (2.6)   (9.6) (16.8)  (47.8)  (43.3)
   Extraordinary items                   (1.7)   (3.4)    -       -       -
   Changes in accounting principle       (0.5)     -    (3.1)     -       -
   Net income (loss)                   $ 36.1  $ 40.0 ($28.9) ($52.5) ($49.3)

   Earnings (loss) per common share:
     Continuing operations              $1.05   $1.41 ($0.50) ($0.26) ($0.33)
     Discontinued operations             (.07)   (.27)  (.94)  (2.66)  (2.37)
     Extraordinary items                 (.05)   (.10)    -       -       -
     Changes in accounting principle     (.01)     -    (.17)     -       -
     Net income (loss)                  $0.92   $1.04 ($1.61) ($2.92) ($2.70)

   Cash dividends per common share      $0.06   $0.05  $0.05   $0.05   $0.05

   Balance Sheet Data:
   Total assets                      $5,089.9$4,913.8$4,480.4 $170.1  $294.8
   Notes payable                        183.3   225.9  230.9    27.9    30.6
   Net unrealized gains (losses)
     included in stockholders' equity   (29.0)   56.9   28.4      -       -
   Total stockholders' equity           204.4   250.3  186.6   108.5   171.8





         Selected Financial Data of GALIC Prior to its Acquisition by AAG
                                  (in millions)

   Operations Statement Data:
   Total revenues                          *       *  $342.5  $402.6  $290.2
   Income from continuing operations       *       *    49.2   103.0     8.9
   Net income                              *       *    42.5    64.3     3.8

   Balance Sheet Data:
   Total assets                            *       *      *  4,685.5 3,847.0
   Net unrealized gains (losses)
     included in stockholder's equity      *       *      *     (5.5)  (20.2)
   Total stockholder's equity              *       *      *    358.2   355.3
   [FN]
   *  Included in the AAG data above.

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

   AAG is organized as a holding company with nearly all of its operations being conducted by Great American Life Insurance Company ("GALIC"). The parent corporation, however, has continuing expenditures for administrative expenses, corporate services, liabilities in connection with discontinued operations and, most importantly, for the payment of interest and principal on borrowings. Since its continuing business is financial in nature, AAG does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

   Liquidity and Capital Resources

   Ratios AAG's ratio of earnings to fixed charges was 4.0 in 1994 and 4.7 in 1993. The ratio of AAG's consolidated debt to equity excluding the effects of unrealized gains and losses on stockholders' equity was .79, 1.17 and
   1.46 at December 31, 1994, 1993 and 1992, respectively. These same ratios including the effects of unrealized gains and losses were .90, .90 and 1.24, respectively.

   The National Association of Insurance Commissioners ("NAIC") has adopted a model law enacting risk-based capital ("RBC") formulas and setting thresholds for regulatory action. At December 31, 1994 and 1993, GALIC's capital ratios significantly exceeded RBC requirements.

   Sources and Uses of Funds AAG's ability to make payments of interest and principal on its debt and other holding company costs is dependent on payments from GALIC in the form of capital distributions and income tax payments. In 1994, AAG received $26.6 million in tax allocation payments and $44.0 million in capital distributions from GALIC.

   The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to capital and surplus and statutory net income. In addition, any dividend or distribution paid from other than earned surplus is considered an extraordinary dividend and may be paid only after prior regulatory approval. (See Note K to the financial statements.) The maximum amount of dividends payable by GALIC in 1995 without prior regulatory approval is approximately $49.7 million. In January 1995, GALIC paid a capital distribution of $16.8 million to AAG.

   In connection with the acquisition of GALIC on December 31, 1992, AAG sold Common and Preferred Stock to GALIC's parent for $156 million in cash. The proceeds of those stock sales together with $230 million in new borrowings and most of the accumulated cash funds of the Company were used to purchase GALIC. The total cost to acquire GALIC was approximately $486 million, including transaction costs and fees of $17.4 million.

   The borrowings used to fund the GALIC acquisition were repaid during 1993 from the sales of $125 million of 11-1/8% Senior Subordinated Notes due 2003 and $100 million of 9-1/2% Senior Notes due 2001.

   In 1994, AAG (i) issued 4.0 million shares of Common Stock in exchange for all of its Preferred Stock and $7.1 million principal amount of its notes and (ii) repurchased $70.0 million principal amount of its notes (including $14 million purchased by GALIC).

   AAG has a $50 million revolving bank line under which $30.0 million was outstanding at December 31, 1994 and $25.5 million at March 1, 1995.
   Amounts outstanding under this agreement bear interest at variable rates tied to either Prime or LIBOR, at the discretion of the Company. Borrowings thereunder may be used for general corporate purposes. AAG has used the amounts borrowed under the bank line primarily to repurchase its outstanding debt.

   AAG's revolving line of credit matures in 1998. The Company has no other scheduled principal maturities until 2001. Assuming no further prepayments of its debt, AAG's annual interest payments will be approximately $17.8 million in 1995, $17.7 million in 1996, 1997, 1998 and $15.5 million in 1999.

   Based upon the current level of operations and anticipated growth, AAG believes that it will have sufficient resources to meet its liquidity requirements.

   Investments The Ohio Insurance Code contains rules restricting the types and amounts of investments which are permissible for Ohio life insurers. These rules are designed to ensure the safety and liquidity of insurers' investment portfolios. The NAIC is considering the formulation of a model investment law which, if adopted, would have to be considered by Ohio for adoption. The formulation is in the preliminary stages and management believes its impact on AAG's operations will not be material.

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At December 31, 1994, 94% of AAG's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that the high credit quality of AAG's investment portfolio should generate a stable and predictable investment return.

   AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised over 98% of its investment portfolio at December 31, 1994. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities. AAG's fixed maturity portfolio is classified into two categories: "held to maturity" and "available for sale". (See Note A to the financial statements.) At December 31, 1994, AAG had approximately $279 million in net unrealized losses on its fixed maturity portfolio compared to net unrealized gains of $206 million at December 31, 1993. This decrease, representing approximately 11% of the carrying value of AAG's bond portfolio, resulted from an increase in the general level of interest rates.

   During 1994, none of the Company's fixed maturity investments were non-performing. In addition, AAG has little exposure to mortgage loans and real estate, which represented only 1.5% of total assets at December 31, 1994. The majority of mortgage loans and real estate was purchased within the last two years.

   At December 31, 1994, AAG's mortgage-backed securities portfolio consisted primarily of collateralized mortgage obligations ("CMOs"), which represented approximately 28% of fixed maturity investments compared to 35% at December 31, 1993. As of December 31, 1994, interest only (I/O), principal only (P/O) and other "high risk" CMOs represented less than two-tenths of one percent of total assets. AAG invests primarily in CMOs which are structured to minimize prepayment risk. In addition, the majority of CMOs held by AAG were purchased at a discount to par value. Management believes that the structure and discounted nature of the CMOs will minimize the effect of prepayments on earnings over the anticipated life of the CMO portfolio.

   Substantially all of AAG's CMOs are AAA-rated by Standard & Poor's Corporation and are collateralized primarily by GNMA, FNMA and FHLMC single-family residential pass-through certificates. The market in which these securities trade is highly liquid. Aside from interest rate risk, AAG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   Results of Operations

   General GALIC was acquired by AAG on December 31, 1992; accordingly, its results are not included in the Company's statement of operations prior to 1993. Following is a condensed statement of operating earnings, excluding realized gains and losses and the 1993 provision for relocation expense (in millions):

       AAG (Consolidated):                              1994    1993

       Operating revenues                             $371.3  $351.7
       Operating expenses:
                  Benefits to annuity policyholders   (241.9) (228.6)
                  Interest and other debt expenses     (21.4)  (22.6)
                  Amortization of DPAC                  (7.1)  (14.7)
                  Other expenses                       (37.6)  (33.3)
                                                      (308.0) (299.2)
       Operating earnings before taxes                  63.3    52.5
       Income tax expense                               22.3    17.4
                Net operating earnings                $ 41.0  $ 35.1

   Net operating earnings for 1994 were up 17% from 1993. Increases in interest margins and growth in invested assets contributed to the improvement. While net operating earnings is not considered an alternative to net income as an indication of AAG's overall performance, management believes that it is helpful in comparing the operating performance of AAG and other similar companies.

   The following table provides a comparison of certain amounts for GALIC (in millions):

       GALIC:                                           1994    1993     1992*
       Annuity Receipts:
         Flexible Premium Deferred Annuities:
           First Year                                   $ 39    $ 47     $ 48
           Renewal                                       208     223      232
                                                         247     270      280
         Single Premium Deferred Annuities               196     130       80
                Total annuity receipts                  $443    $400     $360

       Net investment income                            $372    $353     $329
       Realized gains                                     -       35       25

       Benefits to annuity policyholders                $242    $229     $242

       Pretax income from continuing operations         $ 92    $115     $ 49
   [FN]
   * Amounts for 1992 reflect GALIC's operations prior to being acquired by AAG; accordingly, these amounts are not reflected in AAG's results of operations.

   GALIC's annuity receipts in 1994 and 1993 increased on the strength of sales of single premium products introduced in the second half of 1992.


   All of GALIC's products are fixed rate annuities which permit GALIC to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% to 4% per annum). As a result, management has been able to react to changes in interest rates and maintain a desired interest rate spread with little or no effect on persistency.


   Net Investment Income GALIC's net investment income increased 5% in 1994 over 1993 due primarily to an increase in the Company's average invested asset base. Investment income is reflected net of investment expenses of $4.9 million in 1994 and 1993.



   GALIC's net investment income increased 7% in 1993 over the comparable 1992 period. An increase in average fixed maturity investments more than offset a decrease in interest rates available in the marketplace.

   Realized Gains Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies.

   Equity in Net Loss of Affiliate Equity in net loss of affiliate represents AAG's proportionate share of Chiquita's losses. Chiquita reported a loss before extraordinary item for 1994 of $49 million compared to a loss of $51 million for 1993. The loss in 1994 reflected higher costs and charges related to (i) farm closings and write-downs of banana cultivations following an unusually severe strike in Honduras, and (ii) a substantial reduction of Chiquita's banana trading operations in Japan. These charges were partially offset by improved results from Chiquita's meat operations as well as a higher average worldwide price for bananas. Chiquita's loss in 1993 was attributed primarily to a multi-year investment spending program and the ongoing impact of its restructuring and cost reduction efforts.

   Benefits to Annuity Policyholders Benefits to annuity policyholders increased 6% in 1994 over 1993 primarily due to an increase in average annuity policyholder funds accumulated. The rate at which GALIC credits interest on annuity policyholders' funds is subject to change based on management's judgment of market conditions.


   Benefits to policyholders decreased 5% in 1993 from 1992 reflecting a decline in the average crediting rate on funds held by GALIC which more than offset an increase in average annuity policyholders' funds.


   Interest on Borrowings and Other Debt Expenses Interest on borrowings decreased 5% in 1994 from 1993 due to repurchases of debt during 1994. (See Note E to the financial statements.)


   Amortization of Deferred Policy Acquisition Costs ("DPAC") DPAC (principally commissions, advertising, underwriting, policy issuance and sales expenses that vary with and are primarily related to the production of new business) amortization in 1994 decreased 52% from 1993. This decrease reflects evaluations during 1993 and 1994 of DPAC assumptions, which resulted in updating certain factors, primarily the time frame over which DPAC is amortized. The time frame was extended to more accurately reflect the estimated lives of policies and the expected gross profits resulting from these policies. The overall effect of the evaluations was to increase the estimated effective lives of the policies from approximately five years to approximately ten years. Estimates of lives and expected gross profits were refined based on actual experience of the Company.

   Provision for Relocation Expenses In 1993, GALIC relocated its corporate offices from Los Angeles to Cincinnati; the estimated pretax cost of this move ($8.0 million) was included in 1993 continuing operations.

   Also in 1993, AAG relocated its corporate offices from Stamford, Connecticut to Cincinnati; the estimated cost of this relocation and related shutdown and severance costs ($5.0 million) was provided for in discontinued operations in 1992.

   Other Operating and General Expenses Other operating and general expenses increased 13% in 1994 compared to 1993. Additional costs for information systems, communications, rent and new distribution networks were partially offset by lower employee costs. The 1993 employee costs were unusually high due to the temporary staff required for the relocation of operations from Los Angeles to Cincinnati.

   Discontinued Operations The Company has sold virtually all of its former manufacturing businesses. A small Belgium based subsidiary continues to be held for sale along with certain properties, many of which are currently leased to companies using them for manufacturing operations.

   The Company has certain obligations related to its former business activities. Among these obligations are the funding of pension plans, environmental costs, settlement of government claims, lease payments for two former plant sites, certain retiree medical benefits, and certain obligations associated with the sales of the Company's manufacturing operations. (See Note G to the financial statements.)

                                       18A

   While it is difficult to estimate future environmental investigative, remedial and legal costs accurately, management believes the remaining aggregate cost at all sites for which it has responsibility will range from $8.6 million to $14.0 million at December 31, 1994. Management's estimate of this range at year end 1993 was $10 million to $15 million. The reserve for environmental related costs was $11.7 million at December 31, 1994 and $10.6 million at December 31, 1993.

   Regulatory standards for clean-up are continuously evolving toward more stringent requirements. Changes in regulatory standards and further investigations (many of which are still preliminary) at the Company's former operating locations and third-party sites could affect estimated costs in the future. Management believes, based on the costs incurred by the Company over the past several years and discussions with its independent environmental consultants, that reserves recorded are sufficient to satisfy the known liabilities and that the ultimate cost will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of AAG.

   In 1991, the Company identified possible deficiencies in procedures for reporting quality assurance information to the Defense Electronics Supply Center ("DESC") with respect to the Company's former manufacturing operations. Over the last several years, the Company has been engaged in negotiations with the United States Government with respect to the settlement of claims the Government might have arising out of the reporting deficiencies. Based on these negotiations, the Company believed it had sufficient reserves to cover the estimated settlement amount. In March 1995, the Company received notification from the Government indicating additional reporting deficiencies. The Company is in the process of evaluating this information and is unable to ascertain the validity of these new claims or the amounts involved. It is impossible to determine the impact, if any, of these alleged claims on the Company and its financial condition.

   Extraordinary Items In 1994, AAG repurchased $77.1 million principal amount of its notes, realizing a pretax loss of $1.5 million ($1.0 million net of tax). In addition, AAG recorded a pretax charge of $1.1 million ($700,000 net of tax), representing AAG's proportionate share of Chiquita's extraordinary loss on the retirement of certain of its debt in the first quarter of 1994.

   In 1993, AAG prepaid its bank term loan and wrote off $5.2 million ($3.4 million net of tax) of related unamortized debt issuance costs.

   Accounting Changes Effective January 1, 1994, AAG implemented Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits", and recorded a pretax charge of $740,000 ($481,000, net of tax) for the projected future costs of providing certain benefits to employees of GALIC.

   Effective January 1, 1992, AAG implemented SFAS No. 106, "Accounting for Postretirement Benefits Other Than Pensions", and recorded a provision of $3.1 million for the projected future costs of providing postretirement benefits to retirees in its discontinued manufacturing operations.

   New Accounting Standard to be Implemented The Financial Accounting Standards Board ("FASB") has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which is scheduled to become effective in 1995. Implementation of this standard is not expected to have a material effect on AAG.

                           AMERICAN ANNUITY GROUP, INC.
                                INDEX TO EXHIBITS

   Number       Exhibit Description
    3.1* Certificate of Incorporation of Registrant

    3.2* By-laws of Registrant

    4.1* Indenture dated as of February 2, 1993, between the Registrant and
         Star Bank, National Association, as Trustee, relating to the
         Registrant's       11-1/8% Senior Subordinated Notes due 2003,
         incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated February 5, 1993.

    4.2* Indenture dated as of August 18, 1993, between the Registrant and NationsBank, National Association, as Trustee, relating to the Registrant's 9-1/2% Senior Notes due 2001, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-2 dated August 11, 1993.

   10.1* Agreement of Allocation of Payment of Federal Income Taxes ("American
         Annuity Tax Allocation Agreement"), dated December 31, 1992, between American Financial Corporation and the Registrant incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-2 dated January 7, 1993.

   10.2* Assignment of Tax Allocation Payments dated December 31, 1992, between American Financial Corporation and the Registrant incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-2 dated January 7, 1993.

   10.3* Agreement for the Allocation of Federal Income Taxes dated May 13,
         1974, between American Financial Corporation and Great American Life Insurance Company, as supplemented on January 1, 1987 incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-2 dated January 7, 1993.



   10.4* Investment Services Agreement, dated December 31, 1992, between Great
         American Life Insurance Company and American Money Management Corporation incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-2 dated January 7, 1993.

   10.5* Common Stock Registration Agreement, dated December 31, 1992, between the Registrant and American Financial Corporation and its wholly owned subsidiary Great American Insurance Company incorporated herein by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-2 dated January 7, 1993.

   10.6* Common Stock Registration Agreement, dated December 31, 1992 between
         Chiquita Brands International, Inc. and Great American Life Insurance Company incorporated herein by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-2 dated January 7, 1993.

   10.7* American Annuity Group's 1993 Stock Appreciation Rights Plan, incorporated herein by reference to Exhibit 10.8 to the Registrant's Form 10-K for 1993.

   24.1  Consents of Ernst & Young

   27.0* Financial Data Schedule - included in Report filed electronically with the Securities and Exchange Commission.

                           AMERICAN ANNUITY GROUP, INC.
                          INDEX TO EXHIBITS - CONTINUED

   Number       Exhibit Description
   99.1* Credit Agreement dated as of January 31, 1994 amended and restated as of December 7, 1994.

   99.2 Great American Life Insurance Company's Audited Financial Statements for the Year Ended December 31, 1992.
   __________________
   * Previously filed

                           AMERICAN ANNUITY GROUP, INC.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, duly authorized.

       AMERICAN ANNUITY GROUP, INC.



       BY:________________________________
          William J. Maney
          Senior Vice President, Treasurer
            and Chief Financial Officer