Form 10-Q
period 1995-03-31
AMERICAN ANNUITY GROUP INC
filed 1995-05-12
CIK 894651

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                              Commission File
   March 31, 1995                                              No. 1-11632



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




   As of May 1, 1995, there were 39,141,080 shares of the Registrant's Common Stock outstanding.

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  March 31, December 31,
                                                      1995         1994
   ASSETS
     Investments:
       Fixed maturities:
         Held to maturity - at amortized cost
          (market - $3,265.1 and $3,062.4)        $3,352.4   $3,273.7
         Available for sale - at market
          (amortized cost - $1,373.9 and $1,326.4) 1,360.9    1,258.6
       Equity securities - at market (cost - $9.8
         and $10.7)                                   19.1       21.7
       Investment in affiliate                        22.2       20.8
       Mortgage loans on real estate                  45.2       47.2
       Real estate, net of accumulated depreciation   28.7       28.0
       Policy loans                                  189.0      185.5
       Short-term investments                         14.2       26.0
         Total investments                         5,031.7    4,861.5

     Cash                                             14.4       36.7
     Accrued investment income                        82.8       77.7
     Deferred policy acquisition costs, net           68.7       65.1
     Other assets                                     59.7       48.9

         Total assets                             $5,257.3   $5,089.9


   LIABILITIES AND STOCKHOLDERS' EQUITY
     Annuity policyholders' funds accumulated     $4,706.3   $4,618.1
     Notes payable                                   174.2      183.3
     Payable for securities purchased                 33.6        -
     Payable to affiliates, net                       22.2        1.2
     Accounts payable, accrued expenses and other
       liabilities                                    76.2       82.9
         Total liabilities                         5,012.5    4,885.5

     Preferred Stock                                   -          -
     Common Stock, $1 par value
       -100,000,000 shares authorized
       - 39,141,080 shares outstanding                39.1       39.1
     Capital surplus                                 330.8      330.8
     Retained earnings (deficit)                    (125.1)    (136.5)
     Unrealized loss on marketable securities, net of
       deferred income taxes and insurance adjustments                                                       -        (29.0)
         Total stockholders' equity                  244.8      204.4

         Total liabilities and stockholders' equity                                                  $5,257.3   $5,089.9


                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)

                                                    Three months ended
                                                         March 31,
                                                      1995       1994
   Revenues:

     Net investment income                           $95.9      $90.4
     Realized gains on sales of investments            0.1        0.6
     Equity in net earnings of affiliate               1.6        1.6
     Other income                                      0.6        0.3
                                                      98.2       92.9
   Costs and Expenses:
     Benefits to annuity policyholders                64.3       59.2
     Interest on borrowings and other debt expenses    4.6        6.0
     Amortization of deferred policy acquisition costs 1.8        1.7
     Other operating and general expenses             10.0        9.3
                                                      80.7       76.2
   Income before income taxes, extraordinary item and
     cumulative effect of accounting change           17.5       16.7
   Provision for income taxes                          6.1        5.9

   Income before extraordinary item and
     cumulative effect of accounting change           11.4       10.8

   Extraordinary item, net of tax                       -        (1.1)
   Cumulative effect of accounting change, net of tax   -        (0.5)

   Net Income                                        $11.4      $ 9.2


     Preferred dividend requirement                     -         0.9

     Net income applicable to Common Stock           $11.4      $ 8.3

     Average Common Shares outstanding                39.1       35.1


   Earnings (loss) per common share:
     Continuing operations                           $0.29      $0.28
     Extraordinary items                                -       (0.03)
     Cumulative effect of accounting change             -       (0.01)
     Net income                                      $0.29      $0.24


                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                                    Three months ended
                                                        March 31,
                                                      1995       1994
   Preferred Stock:
     Balance at beginning of period                 $   -      $ 29.9
     Exchanged for Common Stock                         -       (30.0)
     Accretion of discount                              -         0.1
       Balance at end of period                     $   -      $   -


   Common Stock:
     Balance at beginning of period                 $ 39.1     $ 35.1
     Issued during the period                           -         4.0
       Balance at end of period                     $ 39.1     $ 39.1


   Capital Surplus:
     Balance at beginning of period                 $330.8     $301.0
     Common Stock issuance                              -        33.0
     Preferred dividends declared                       -        (0.8)
     Accretion of preferred stock discount              -        (0.1)
       Balance at end of period                     $330.8     $333.1


   Retained Earnings (Deficit):
     Balance at beginning of period                ($136.5)   ($172.6)
     Net Income                                       11.4        9.2
       Balance at end of period                    ($125.1)   ($163.4)


   Unrealized Gains (Losses), Net:
     Balance at beginning of period                ($ 29.0)    $ 56.9
     Change during period                             29.0      (32.2)
       Balance at end of period                     $   -      $ 24.7

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                    Three months ended
                                                         March 31,
                                                      1995       1994
   Operating activities:
     Net income                                     $ 11.4     $  9.2
     Adjustments:
       Extraordinary losses on retirement of debt       -         1.1
       Cumulative effect of accounting change           -         0.5
       Benefits to annuity policyholders              64.3       59.2
       Amortization of deferred policy acquisition costs 1.8        1.7
       Equity in net earnings of affiliate            (1.6)      (1.6)
       Depreciation and amortization                   0.6       (2.2)
       Realized gains on investing activities         (0.1)      (0.6)
       Increase in accrued investment income          (5.1)      (8.7)
       Increase in deferred policy acquisition costs  (8.8)      (6.4)
       Increase in accounts payable, accrued
         expenses and other liabilities                2.1       (6.0)
       Other, net                                      1.0       (0.5)
                                                      65.6       45.7

   Investing activities:
     Purchases of:
       Fixed maturity investments                   (181.6)    (408.7)
       Real estate, mortgage loans and other assets   (1.7)      (3.1)
     Maturities and paydowns of fixed maturity investments 29.4  53.6
     Sales of:
       Fixed maturity investments                     43.4      241.8
       Equity securities                               1.0        0.5
       Real estate, mortgage loans and other assets    2.3        9.9
     Increase in policy loans                         (3.5)      (1.6)
                                                    (110.7)    (107.6)

   Financing activities:
     Annuity receipts                                119.4       94.9
     Annuity surrenders, benefits and withdrawals    (99.4)     (86.4)
     Additions to notes payable                        2.5        3.0
     Reductions of notes payable                     (11.5)        -
                                                      11.0       11.5

   Net decrease in cash and short-term investments   (34.1)     (50.4)

   Cash and short-term investments at beginning of period                                                      62.7       72.0
   Cash and short-term investments at end of period $ 28.6     $ 21.6


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

      On April 3, 1995, American Premier Group, Inc. acquired 100% of the common stock (79% of the voting stock) of American Financial Corporation ("AFC"). American Premier and its subsidiaries owned 31,872,721 shares (81%) of AAG's Common Stock at April 30, 1995.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

      Investment in Affiliate AAG's investments in equity securities of companies that are 20% to 50% owned by AFC and its subsidiaries are carried at cost, adjusted for a proportionate share of their undistributed earnings or losses.

      Deferred Policy Acquisition Costs ("DPAC") DPAC (principally commissions, advertising, policy issuance and sales expenses that vary with and are primarily related to the production of new business) is deferred and amortized, with interest, in relation to the present value of expected gross profits on the policies. These gross profits consist principally of net investment income and future surrender charges, less interest on policyholders' funds and future policy administration expenses. DPAC is reported net of unearned revenue relating to certain policy charges that represent compensation for future services. These unearned revenues are recognized as income using the same assumptions and factors used to amortize DPAC.

      To the extent that unrealized gains (losses) from securities classified as "available for sale" would result in adjustments to DPAC, unearned revenues and policyholder liabilities had those gains (losses) actually been realized, such balance sheet amounts are adjusted, net of deferred taxes.

      Annuity Policyholders' Funds Accumulated Annuity receipts and benefit payments are generally recorded as increases or decreases in "annuity policyholders' funds accumulated" rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.

      Income Taxes AAG and its 80%-owned subsidiaries are consolidated with AFC for federal income tax purposes.

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

      Statement of Cash Flows For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include annuity receipts, surrenders and withdrawals and
                                        7

                        AMERICAN ANNUITY GROUP, INC. 10-Q
      obtaining resources from owners andproviding them with a return on their investments. All other activities are considered "operating". Short term investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of financial statements.

      Benefit Plans AAG and certain of its subsidiaries provide certain benefits to former employees. Effective January 1, 1994, AAG implemented SFAS No. 112, "Employers' Accounting for Postemployment Benefits".

      AAG sponsors an Employee Stock Ownership Retirement Plan ("ESORP") covering all employees who are qualified as to age and length of service. The ESORP, which invests primarily in securities of AAG, is a trusteed, noncontributory plan for the benefit of the employees of AAG and its participating subsidiaries. Contributions are discretionary by the directors of AAG and are charged against earnings in the year for which they are declared. Qualified employees having vested rights in the plan are entitled to benefit payments at age 60.

   B. Investments

      The carrying value of AAG's fixed maturity portfolio was comprised of the following at March 31, 1995:

                                            Held toAvailable
                                           Maturity for Sale  Total
         U. S. Government and government
           agencies and authorities            0%       2%       2%
         Public utilities                     10        1       11
         Mortgage-backed securities           15       13       28
         All other corporate                  46       13       59
                                              71%      29%     100%



       "Investing activities" related to fixed maturity investments during 1995 in AAG's Statement of Cash Flows consisted of the following:

                                            Held toAvailable
                                           Maturity for Sale  Total

         Purchases                          ($69.9) ($111.7) ($181.6)
         Maturities and paydowns              12.7     16.7     29.4
         Sales                                  -      43.4     43.4

   C.  Investment in Affiliate

       Investment in affiliate reflects AAG's 5% ownership (2.7 million shares) of the common stock of Chiquita Brands International ("Chiquita") which is accounted for under the equity method. AFC and its other subsidiaries own an additional 40% interest in the common stock of Chiquita. Chiquita is a leading international marketer, processor and producer of quality food products. The market value of AAG's investment in Chiquita was approximately $34 million at March 31, 1995, compared to $36 million at December 31, 1994.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

   D.  Deferred Policy Acquisition Costs

       The DPAC balances at March 31, 1995 and December 31, 1994 are shown net of unearned revenues of $157.1 million and $158.8 million, respectively.

   E.  Notes Payable

       Notes payable consisted of the following (in millions):

                                                 March 31, December 31,
           AAG (Parent Company):                      1995         1994
             11-1/8% Senior Subordinated Notes due 2003                                                    $103.9       $103.9
             9-1/2% Senior Notes due 2001             41.5         44.0
             Bank Credit Line due 1998                23.5         30.0
           Subsidiary debt                             5.3          5.4
                Total                               $174.2       $183.3

       In January 1995, AAG repurchased $2.5 million principal amount of its notes payable, realizing no material gain or loss.

       AAG has no scheduled principal payments on its 9-1/2% Notes and 11-1/8% Notes until 2001; its Bank Credit Line matures in 1998.

   F.  Stockholders' Equity

       The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

       On March 31, 1994, AAG issued approximately 3.2 million shares of Common Stock in exchange for its outstanding Series A Preferred Stock. The Preferred shares had a redemption value of $100 per share and paid dividends at the rate of $7.00 per share per annum.

   G.  Contingencies

       The Company is continuing its investigations and clean-up activities in accordance with consent agreements with state environmental agencies. Based on the costs incurred over the past several years and discussions with independent environmental consultants, management does not believe that these clean-up activities will have a material effect upon the Company's financial position, results of operations or cash flows.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

   H.  Statutory Information

       GALIC is required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). For the three months ended March 31, 1995, GALIC's statutory net income was $12.9 million compared to $14.7 million for the same period in 1994. Certain statutory balance sheet amounts were as follows (in millions):

                                            March 31, December 31,
                                                1995         1994
               Policyholders' surplus         $254.3       $255.9
               Asset valuation reserve          77.0         79.5
               Interest maintenance reserve     26.1         27.7

       The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on earned surplus at December 31, 1994, GALIC may pay approximately $49.7 million in dividends in 1995 without prior approval. In the first three months of 1995, AAG received $16.8 million in capital distributions from GALIC.

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

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios AAG's ratio of earnings to fixed charges was 4.5 for the first quarter of 1995 compared to 3.4 for the first quarter of 1994. The ratio of AAG's consolidated debt to equity, excluding the effects of unrealized gains and losses on stockholders' equity, was .71 at March 31, 1995, compared to .79 at December 31, 1994 and 1.17 at December 31, 1993. These same ratios including the effects of unrealized gains and losses were .71, .90, and .90, respectively.

   The National Association of Insurance Commissioners ("NAIC") has adopted a model law enacting risk-based capital ("RBC") formulas and setting thresholds for regulatory action. At March 31, 1995, GALIC's capital ratios significantly exceeded RBC requirements.

   Sources and Uses of Funds AAG's ability to make payments of interest and principal on its debt and other holding company costs is dependent on payments from GALIC in the form of capital distributions and income tax payments. Through March 31, 1995, $23.1 million in such payments had been received from GALIC.

   The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to capital and surplus and statutory net income. In addition, any dividend or distribution paid from other than earned surplus is considered an extraordinary dividend and may be paid only after prior regulatory approval. The maximum amount of dividends payable by GALIC in 1995 without prior regulatory approval is approximately $49.7 million, of which $16.8 million was paid in the first quarter of 1995.

   AAG has a $50 million revolving bank line with three banks under which $23.5 million was outstanding at March 31, 1995. Amounts outstanding under this agreement bear interest at variable rates tied to either Prime or LIBOR, at the discretion of the Company. Borrowings thereunder may be used for general corporate purposes. AAG has used the amounts borrowed under the bank line primarily to repurchase its outstanding debt.

   Based upon the current level of operations and anticipated growth, AAG believes that it will have sufficient resources to meet its liquidity requirements.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Investments The Ohio Insurance Code contains rules restricting the types and amounts of investments which are permissible for Ohio life insurers. These rules are designed to ensure the safety and liquidity of insurers' investment portfolios. The National Association of Insurance Commissioners ("NAIC") is considering the formulation of a model investment law which, if adopted, would have to be considered by Ohio for adoption. The formulation is in the preliminary stages and management believes its impact on AAG's operations will not be material.

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio by NAIC designation (and comparable Standard & Poor's Corporation rating) as of March 31, 1995:

         NAIC                                       % of Total
         Rating  Comparable S&P Rating             Market Value
            1    AAA, AA, A                               60%
            2    BBB                                      34
                      Total investment grade              94
            3    BB                                        4
            4    B                                         2
            5    CCC, CC, C                                *
            6    D                                         0
                      Total non-investment grade           6
                      Total fixed maturities             100%
   [FN]
         * less than 1%

   Management believes that AAG's high quality investment portfolio should generate a stable and predictable overall investment return.

   AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised over 98% of its investment portfolio at March 31, 1995. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities. AAG's fixed maturity portfolio is classified into two categories: "held to maturity" and "available for sale" (see Note A to the financial statements).

   As of March 31, 1995, the pretax unrealized loss on AAG's fixed maturity portfolio had decreased approximately $178 million since year end 1994.
   This decrease, representing approximately 4% of the carrying value of AAG's bond portfolio, resulted primarily due to a decrease in the general level of interest rates.

   At March 31, 1995, none of the Company's fixed maturity investments were non-performing. In addition, AAG has little exposure to mortgage loans and real estate, which represented only 1.4% of total assets at March 31, 1995. The majority of mortgage loans and real estate was purchased within the last two years.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   At March 31, 1995, AAG's mortgage-backed securities portfolio, which consisted primarily of collateralized mortgage obligations ("CMOs"), represented approximately 28% of fixed maturity investments. As of March 31, 1995, interest only (I/O), principal only (P/O) and other "high risk" CMOs were less than three tenths of one percent of total assets. AAG invests primarily in CMOs which are structured to minimize prepayment risk. In addition, the majority of CMOs held by AAG were purchased at a discount to par value. Management believes that the structure and discounted nature of the CMOs will minimize the effect of prepayments on earnings over the anticipated life of the CMO portfolio.

   Substantially all of AAG's CMOs are AAA-rated by Standard & Poor's Corporation and are collateralized primarily by GNMA, FNMA and FHLMC single-family residential pass-through certificates. The market in which these securities trade is highly liquid. Aside from interest rate risk, AAG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   RESULTS OF OPERATIONS

   Pretax Earnings and General Pretax earnings from operations (before realized gains and non-recurring charges) were $17.4 million in the first three months of 1995 compared to $16.1 million for the same period in 1994. This improvement can be attributed to the growth in invested assets.

   The following table summarizes GALIC's annuity receipts (in millions):

                                                   Three months ended
                                                        March 31,
                                                     1995       1994
              Flexible Premium Deferred Annuities:
                 First Year                          $ 11       $ 11
                 Renewal                               53         55
                                                       64         66
              Single Premium Deferred Annuities        55         29
                 Total annuity receipts              $119       $ 95

   Annuity premiums increased 25% during the first quarter of 1995 compared to the same period in 1994 due to strong growth in sales of single premium products.

   All of GALIC's products are fixed rate annuities which permit GALIC to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% to 4% per annum). As a result, management has been able to react to changes in interest rates and maintain a desired interest rate spread with little or no effect on persistency.

   Net Investment Income Net investment income increased 6% over the comparable three month period in 1994 due primarily to an increase in the Company's average fixed maturity investment base. Investment income is reflected net of investment expenses of $1.2 million in 1995 and 1994.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Realized Gains Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies.

   Equity in Net Earnings of Affiliate Chiquita's quarterly results are subject to significant seasonal variations and are not necessarily indicative of its results of operations for a full fiscal year. Seasonal pricing generally produces stronger earnings in the first six months of the year.

   Benefits to Annuity Policyholders Benefits to annuity policyholders increased 9% over the comparable three month period in 1994 due primarily to an increase in average annuity policyholder funds accumulated. The rate at which GALIC credits interest on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

   Interest on Borrowings and Other Debt Expenses Interest expense decreased 23% in the first quarter of 1995 compared to the same period in 1994 due to debt repurchases throughout 1994.

   Other Operating and General Expenses Other operating and general expenses increased by $700,000 in the first quarter of 1995 compared to the same period in 1994 due primarily to an increase in marketing expenses related to new distribution channels.

   Extraordinary Items On March 31, 1994, AAG retired approximately $7.1 million principal amount of its 11-1/8% Senior Subordinated Notes realizing a pretax loss of approximately $570,000. In addition, AAG recorded a pretax charge of approximately $1.1 million in the first quarter of 1994, representing AAG's proportionate share of Chiquita's extraordinary loss on the retirement of certain of its debt in the first quarter of 1994.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


   Item 6 - Exhibits and reports on Form 8-K

   (a) Exhibit 27 - Financial Data Schedule as of March 31, 1995. For submission in electronic filing only.

   (b)        Report on Form 8-K - None.






                                    Signature



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                      American Annuity Group, Inc.



   May 12, 1995                       BY:/s/William J. Maney
                                         William J. Maney
                                         Senior Vice President, Treasurer
                                           and Chief Financial Officer