Form 10-Q
period 1995-06-30
AMERICAN ANNUITY GROUP INC
filed 1995-08-14
CIK 894651

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                           Commission File
   June 30, 1995                                            No. 1-11632



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




   As of August 1, 1995, there were 39,146,414 shares of the Registrant's Common Stock outstanding.

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                   June 30, December 31,
                                                      1995         1994
   ASSETS
     Investments:
       Fixed maturities:
         Held to maturity - at amortized cost
          (market - $3,495.9 and $3,062.4)        $3,420.1   $3,273.7
         Available for sale - at market
          (amortized cost - $1,376.7 and $1,326.4) 1,430.5    1,258.6
       Equity securities - at market (cost - $9.7
         and $10.7)                                   21.2       21.7
       Investment in affiliate                        23.4       20.8
       Mortgage loans on real estate                  44.5       47.2
       Real estate, net of accumulated depreciation   36.2       28.0
       Policy loans                                  195.6      185.5
       Short-term investments                         18.8       26.0
         Total investments                         5,190.3    4,861.5

     Cash                                             10.3       36.7
     Accrued investment income                        80.0       77.7
     Deferred policy acquisition costs, net           71.3       65.1
     Other assets                                     41.3       48.9

         Total assets                             $5,393.2   $5,089.9


   LIABILITIES AND STOCKHOLDERS' EQUITY
     Annuity policyholders' funds accumulated     $4,787.7   $4,618.1
     Notes payable                                   168.1      183.3
     Payable for securities purchased                 14.2        -
     Payable to affiliates, net                       28.7       16.8
     Deferred taxes (benefits) on unrealized
       gains (losses)                                 20.3      (15.6)
     Accounts payable, accrued expenses and other
       liabilities                                    79.5       82.9
         Total liabilities                         5,098.5    4,885.5

     Preferred Stock                                   -          -
     Common Stock, $1 par value
       -100,000,000 shares authorized
       - 39,146,414 and 39,141,080 shares outstanding 39.1       39.1
     Capital surplus                                 330.8      330.8
     Accumulated deficit                            (112.9)    (136.5)
     Unrealized gain (loss) on marketable
       securities, net of deferred income taxes
       and insurance adjustments                      37.7      (29.0)
         Total stockholders' equity                  294.7      204.4

         Total liabilities and stockholders'
           equity                                 $5,393.2   $5,089.9

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)


                               Three months ended    Six months ended
                                       June 30,            June 30,
                                     1995    1994        1995    1994
   Revenues:
     Net investment income          $98.9   $92.1      $194.8  $182.5
     Realized gains on sales of
       investments                     -       -          0.1     0.6
     Equity in net earnings of
       affiliate                      1.3     1.3         2.9     2.9
     Other income                     0.3     0.7         0.9     1.0
                                    100.5    94.1       198.7   187.0
   Costs and Expenses:
     Benefits to annuity
       policyholders                 64.2    60.2       128.5   119.4
     Interest on borrowings and
       other debt expenses            4.5     5.7         9.1    11.7
     Amortization of deferred policy
       acquisition costs              1.8     1.8         3.6     3.5
     Other operating and general
       expenses                      11.1     9.3        21.1    18.6
                                     81.6    77.0       162.3   153.2

   Income from continuing operations
     before income taxes             18.9    17.1        36.4    33.8
   Provision for income taxes         6.7     6.0        12.8    11.9

   Income from continuing operations 12.2    11.1        23.6    21.9

   Discontinued operations,
     net of tax                        -     (2.6)         -     (2.6)

   Income before extraordinary item
     and cumulative effect of
     accounting change               12.2     8.5        23.6    19.3

   Extraordinary item, net of tax      -     (0.3)         -     (1.4)
   Accounting change, net of tax       -       -           -     (0.5)

   Net Income                       $12.2   $ 8.2      $ 23.6   $17.4


     Preferred dividend requirement    -       -           -      0.9

     Net income applicable to
       Common Stock                 $12.2   $ 8.2      $ 23.6   $16.5

     Average Common Shares
       outstanding                   39.1    39.1        39.1    37.1


   Earnings (loss) per common share:
     Continuing operations          $0.31   $0.28       $0.60   $0.56
     Discontinued operations           -    (0.07)         -    (0.07)
     Extraordinary items               -    (0.01)         -    (0.04)
     Cumulative effect of accounting
        change                         -       -           -    (0.01)
     Net income                     $0.31   $0.20       $0.60   $0.44

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                                     Six months ended
                                                          June 30,
                                                      1995       1994
   Preferred Stock:
     Balance at beginning of period                 $   -      $ 29.9
     Exchanged for Common Stock                         -       (30.0)
     Accretion of discount                              -         0.1
       Balance at end of period                     $   -      $   -


   Common Stock:
     Balance at beginning of period                 $ 39.1     $ 35.1
     Issued during the period                           -         4.0
       Balance at end of period                     $ 39.1     $ 39.1


   Capital Surplus:
     Balance at beginning of period                 $330.8     $301.0
     Common Stock issuance                              -        33.0
     Preferred dividends declared                       -        (0.8)
     Accretion of preferred stock discount              -        (0.1)
       Balance at end of period                     $330.8     $333.1


   Accumulated Deficit:
     Balance at beginning of period                ($136.5)   ($172.6)
     Net Income                                       23.6       17.4
       Balance at end of period                    ($112.9)   ($155.2)


   Unrealized Gains (Losses), Net:
     Balance at beginning of period                ($ 29.0)    $ 56.9
     Change during period                             66.7      (62.8)
       Balance at end of period                     $ 37.7    ($  5.9)

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                     Six months ended
                                                          June 30,
                                                      1995       1994
   Operating activities:
     Net income                                     $ 23.6     $ 17.4
     Adjustments:
       Extraordinary losses on retirement of debt       -         1.4
       Cumulative effect of accounting change           -         0.5
       Benefits to annuity policyholders             128.5      119.4
       Amortization of deferred policy
          acquisition costs                            3.6        3.5
       Equity in net earnings of affiliate            (2.9)      (2.9)
       Depreciation and amortization                   1.5       (1.8)
       Realized gains on investing activities         (0.1)      (0.6)
       Increase in accrued investment income          (2.3)      (4.9)
       Increase in deferred policy acquisition costs (17.6)     (13.5)
       Increase in accounts payable, accrued
         expenses and other liabilities                9.2        7.5
       Other, net                                      2.9        0.4
                                                     146.4      126.4

   Investing activities:
     Purchases of:
       Fixed maturity investments                   (402.8)    (757.4)
       Equity securities                                -        (0.3)
       Real estate, mortgage loans and other assets  (11.0)     (17.4)
     Maturities and paydowns of fixed maturity
       investments                                    71.4      136.6
     Sales of:
       Fixed maturity investments                    151.5      457.6
       Equity securities                               1.6        0.5
       Real estate, mortgage loans and other assets    3.9       20.8
     Increase in policy loans                        (10.1)      (6.8)
                                                    (195.5)    (166.4)

   Financing activities:
     Annuity receipts                                245.1      210.6
     Annuity surrenders, benefits and withdrawals   (214.6)    (172.5)
     Additions to notes payable                        2.5        4.4
     Reductions of notes payable                     (17.5)     (23.4)
     Cash dividends paid                                -        (0.8)
                                                      15.5       18.3

   Net decrease in cash and short-term investments   (33.6)     (21.7)

   Cash and short-term investments at beginning
     of period                                        62.7       72.0
   Cash and short-term investments at end of period $ 29.1     $ 50.3

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

      In April 1995, American Financial Group, Inc. ("AFG") acquired 100% of the common stock (79% of the voting stock) of American Financial Corporation ("AFC"). AFG and its subsidiaries owned 31,872,721 shares (81%) of AAG's Common Stock at August 1, 1995.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

      Investment in Affiliate AAG's investments in equity securities of companies that are 20% to 50% owned by AFG and its subsidiaries are carried at cost, adjusted for a proportionate share of their undistributed earnings or losses.

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

   B. 1995 Acquisition

      On May 25, 1995, AAG entered into an agreement to acquire Laurentian Capital Corporation ("Laurentian" or "LCC"), a Philadelphia-based life insurance holding company with total assets of approximately $1.0 billion and 1994 revenues of $138 million and revenues of $76 million in the first six months of 1995. Laurentian's principal insurance subsidiaries are Loyal American Life Insurance Company ("Loyal") and Prairie States Life Insurance Company ("Prairie").

      Loyal, located in Mobile, Alabama, markets various forms of life, accident and health insurance and annuities, principally with the sponsorship of credit unions and banks that endorse Loyal's products to their members. It also writes life and health insurance through independent brokers.

      Prairie, located in Rapid City, South Dakota, provides individual life insurance and annuity products to fund pre-need contracts entered into by funeral directors to provide funeral services at a later date.

      AAG will pay approximately $106 million for the outstanding common stock of Laurentian and will repay $45 million of Laurentian indebtedness concurrently with the acquisition. GALIC will provide approximately $90 million of the purchase price in exchange for Loyal and Prairie. AAG will fund the balance of the cost of acquiring Laurentian with the proceeds from a Common Stock Rights Offering, borrowings under its line of credit and proceeds from dividend payments received from GALIC. AAG expects the acquisition will be completed in the third quarter of 1995.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

   C. Investments

      The carrying value of AAG's fixed maturity portfolio was comprised of the following at June 30, 1995:

                                            Held to Available
                                           Maturity for Sale  Total
         U. S. Government and government
           agencies and authorities            0%       2%       2%
         Public utilities                     10        1       11
         Mortgage-backed securities           16       13       29
         All other corporate                  45       13       58
                                              71%      29%     100%


       "Investing activities" related to fixed maturity investments in AAG's Statement of Cash Flows consisted of the following (in millions):

                                            Held to Available
                                           Maturity for Sale  Total
         1995
         Purchases                         ($172.7) ($230.1) ($402.8)
         Maturities and paydowns              33.2     38.2     71.4
         Sales                                 6.2    145.3    151.5

         1994
         Purchases                         ($475.1) ($282.3) ($757.4)
         Maturities and paydowns              21.6    115.0    136.6
         Sales                                 5.4    452.2    457.6

   D.  Investment in Affiliate

       AAG's investment in affiliate (carrying value of $23.4 million at June 30, 1995) reflects AAG's 5% ownership (2.7 million shares) of the common stock of Chiquita Brands International ("Chiquita") which is accounted for under the equity method. American Financial Group and its other subsidiaries own an additional 39% interest in the common stock of Chiquita. Chiquita is a leading international marketer, processor and producer of quality food products. The market value of AAG's investment in Chiquita was approximately $37 million at June 30, 1995 and $43 million at August 4, 1995, compared to $36 million at December 31, 1994.

   E.  Deferred Policy Acquisition Costs

       The DPAC balances at June 30, 1995 and December 31, 1994 are shown net of unearned revenues of $153.5 million and $158.8 million, respectively.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

   F.  Notes Payable

       Notes payable consisted of the following (in millions):

                                                   June 30, December 31,
           Direct obligations of AAG:                 1995         1994
             11-1/8% Senior Subordinated
               Notes due 2003                       $103.9       $103.9
             9-1/2% Senior Notes due 2001             41.5         44.0
             Bank Credit Line due 1998                17.5         30.0
           Subsidiary debt                             5.2          5.4
                Total                               $168.1       $183.3

       Loans under the credit agreement bear interest at floating rates based on prime or Eurodollar rates and are collateralized by 20% of the common stock of GALIC.

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

       In July 1995, AAG issued rights to purchase approximately 3.95 million shares of Common Stock to existing shareholders at $9.50 per share. Proceeds from the Rights Offering, which expires August 23, will be used to fund a portion of the cost of acquiring Laurentian.

   H.  Contingencies

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

       In 1991, the Company identified possible deficiencies in procedures for reporting quality assurance information to the Defense Electronics Supply Center ("DESC") with respect to the Company's former manufacturing operations. Over the last several years, the Company has been engaged in negotiations with the United States Government with respect to the settlement of claims the Government might have arising out of the reporting deficiencies. Based on these negotiations, the Company believed it had sufficient reserves to cover

                        AMERICAN ANNUITY GROUP, INC. 10-Q
       the estimated settlement amount. In March 1995, the Company received notification from the government indicating additional reporting deficiencies. The Company is in the process of evaluating this information and is unable to ascertain the validity of these new claims or the amounts involved. It is impossible to determine the impact, if any, of these alleged claims on the Company and its financial condition.


   I.  Statutory Information

       GALIC is required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). For the six months ended June 30, 1995, GALIC's statutory net income was $26.5 million compared to $29.3 million for the same period in 1994. Certain statutory balance sheet amounts were as follows (in millions):

                                             June 30, December 31,
                                                1995         1994
               Policyholders' surplus         $264.2       $255.9
               Asset valuation reserve          81.5         79.5
               Interest maintenance reserve     24.4         27.7

       The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on earned surplus at December 31, 1994, GALIC may pay approximately $49.7 million in dividends in 1995 without prior approval. In the first six months of 1995, AAG received $19.8 million in capital distributions from GALIC.

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

   In May 1995, AAG entered into an agreement to acquire Laurentian Capital Corporation ("LCC") for $151 million (including the repayment of outstanding LCC debt). AAG expects to finance the acquisition through sales of LCC subsidiaries to GALIC, bank borrowings, Common Stock Rights Offering and dividends from GALIC. See Note B.

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios AAG's ratio of earnings to fixed charges was 4.6 for the first six months of 1995 compared to 3.6 for the first six months of 1994. The ratio of AAG's consolidated debt to equity, excluding the effects of unrealized gains and losses on stockholders' equity, was .65 at June 30, 1995, compared to .79 at December 31, 1994 and 1.17 at December 31, 1993. These same ratios including the effects of unrealized gains and losses were .57, .90, and .90, respectively.

   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptably low expectation of becoming financially impaired. At June 30, 1995, GALIC's capital ratios significantly exceeded RBC requirements.

   Sources and Uses of Funds AAG's ability to make payments of interest and principal on its debt and other holding company costs is dependent on payments from GALIC in the form of capital distributions and income tax payments. Through August 1, 1995, $38.3 million in such payments had been received from GALIC.

   The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to capital and surplus and statutory net income. In addition, any dividend or distribution paid from other than earned surplus is considered an extraordinary dividend and may be paid only after prior regulatory approval. The maximum amount of dividends payable by GALIC in 1995 without prior regulatory approval is approximately $49.7 million, of which $25.8 million was paid in the first seven months of 1995.

   AAG has a $50 million revolving bank line with three banks under which $17.5 million was outstanding at June 30, 1995. In July 1995, AAG borrowed an additional $10.5 million under the bank line. Amounts outstanding under this agreement bear interest at variable rates tied to either Prime or LIBOR, at the discretion of the Company. Borrowings thereunder may be used for general corporate purposes. AAG has used the amounts borrowed under the bank line primarily to repurchase its outstanding debt.

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

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio by NAIC designation (and comparable Standard & Poor's Corporation rating) as of June 30, 1995:

         NAIC                                       % of Total
         Rating  Comparable S&P Rating             Market Value
            1    AAA, AA, A                               62%
            2    BBB                                      33
                      Total investment grade              95
            3    BB                                        3
            4    B                                         2
            5    CCC, CC, C                                *
            6    D                                         0
                      Total non-investment grade           5
                      Total fixed maturities             100%
   [FN]
         * less than 1%

   Management believes that AAG's high quality investment portfolio should generate a stable and predictable overall investment return.

   AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised over 98% of its investment portfolio at June 30, 1995. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities. AAG's fixed maturity portfolio is classified into two categories: "held to maturity" and "available for sale" (see Note A to the financial statements).

   As of June 30, 1995, the pretax unrealized gain on AAG's fixed maturity portfolio was $129.6 million compared to a pretax unrealized loss of ($279.1) million as of December 31, 1994. This improvement, representing approximately 8% of the carrying value of AAG's bond portfolio, resulted from a decrease in the general level of interest rates.

   At June 30, 1995, none of the Company's fixed maturity investments were non-performing. In addition, AAG has little exposure to mortgage loans and real estate, which represented only 1.5% of total assets at June 30, 1995. The majority of mortgage loans and real estate was purchased within the last two years.
                                        13

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   At June 30, 1995, AAG's mortgage-backed securities portfolio, which consisted primarily of collateralized mortgage obligations ("CMOs"), represented approximately 29% of fixed maturity investments. As of June 30, 1995, interest only (I/O), principal only (P/O) and other "high risk" CMOs were less than two tenths of one percent of total assets. AAG invests primarily in CMOs which are structured to minimize prepayment risk. In addition, the majority of CMOs held by AAG were purchased at a discount to par value. Management believes that the structure and discounted nature of the CMOs will minimize the effect of prepayments on earnings over the anticipated life of the CMO portfolio.

   Substantially all of AAG's CMOs are AAA-rated by Standard & Poor's Corporation and are collateralized primarily by GNMA, FNMA and FHLMC single-family residential pass-through certificates. The market in which these securities trade is highly liquid. Aside from interest rate risk, AAG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   RESULTS OF OPERATIONS

   Pretax Earnings and General Pretax earnings from operations (before realized gains and non-recurring charges) for the second quarter and first six months of 1995 were $18.9 million and $36.3 million, respectively, compared to $17.1 million and $33.2 million for the same periods in 1994. These improvements are attributable to the growth in invested assets.

   The following table summarizes GALIC's annuity receipts (in millions):

                                      Three months ended  Six months ended
                                               June 30,          June 30,
                                             1995   1994      1995    1994
      Flexible Premium Deferred Annuities:
         First Year                          $ 13   $ 11      $ 24    $ 22
         Renewal                               56     59       108     114
                                               69     70       132     136
      Single Premium Deferred Annuities        57     46       113      75
         Total annuity receipts              $126   $116      $245    $211

   Annuity premiums increased 9% and 16%, respectively, during the second quarter and first six months of 1995 compared to the same periods in 1994 due to strong growth in sales of single premium products. In recent months the growth in Single Premium Deferred Annuity receipts has slowed, which management attributes to comparatively higher returns temporarily available on other investment alternatives.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Net Investment Income Net investment income increased 7% in both the second quarter and first six months of 1995 compared to the same periods in 1994 due primarily to an increase in the Company's average fixed maturity investment base. Investment income is reflected net of quarterly investment expenses of $1.2 million.

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

   Benefits to Annuity Policyholders Benefits to annuity policyholders increased approximately 7% over the comparable three month and six month periods in 1994 due primarily to an increase in average annuity policyholder funds accumulated. The rate at which GALIC credits interest on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

   Interest on Borrowings and Other Debt Expenses Interest expense decreased over 20% in the second quarter and first six months of 1995 compared to the same periods in 1994 due to debt repurchases.

   Other Operating and General Expenses Other operating and general expenses increased in the second quarter and first six months of 1995 over the comparable 1994 periods due primarily to an increase in marketing expenses related to new distribution channels.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


                                      ITEM 4

               Submissions of Matters to a Vote of Security Holders


   The Registrant's annual shareholders' meeting was held May 23, 1995.
   Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. All of the nine nominees for director proposed by the Registrant were elected to the Board of Directors.

   In addition to the election of directors, shareholders also voted (a) to approve the AAG Employee Stock Purchase Plan [Proposal No. 2], and (b) to approve the amendment to the 1993 Stock Appreciation Rights Plan to increase the maximum number of SARs to be granted from 1.5 million to 2.0 million [Proposal No. 3]. The votes cast for, against or withheld, the number of abstentions and broker non-votes as to each matter voted on at the 1995 Annual Meeting is set forth below:

                                                Against/
                                       For      Withheld    Abstain   Non-Votes
   Election of Directors:
     Carl H. Lindner                37,990,753     NA         39,803     NA
     S. Craig Lindner               37,988,485     NA         42,071     NA
     Robert A. Adams                37,995,557     NA         34,999     NA
     John T. Lawrence III           37,996,785     NA         33,771     NA
     A. Leon Fergenson              37,994,529     NA         36,027     NA
     Ronald G. Joseph               37,995,964     NA         34,592     NA
     William R. Martin              37,994,317     NA         36,239     NA
     Alfred W. Martinelli           37,993,132     NA         37,424     NA
     Ronald F. Walker               37,995,717     NA         34,839     NA
   Proposal No. 2                   37,594,853   420,213      15,489      1
   Proposal No. 3                   37,206,957   781,233      42,365      1

   _______________________
[FN]
   NA - Not Applicable


                                      ITEM 6

                         Exhibits and Reports on Form 8-K


   (a) Exhibit 27 - Financial Data Schedule as of June 30, 1995. For submission in electronic filing only.

   (b) Report on Form 8-K:

       Date of Report             Items Reported
            June 5, 1995          Agreement to acquire Laurentian Capital
                                  Corporation

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


                                    Signature



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                      American Annuity Group, Inc.



   August 14, 1995                    BY:/s/William J. Maney
                                         William J. Maney
                                         Senior Vice President, Treasurer
                                           and Chief Financial Officer