Form 10-K405
period 1995-09-30
AMERICAN ANNUITY GROUP INC
filed 1995-11-13
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                              Commission File
   September 30, 1995                                          No. 1-11632



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




   As of November 1, 1995, there were 43,067,454 shares of the Registrant's Common Stock outstanding.

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                              September 30, December 31,
                                                      1995         1994
   ASSETS
     Investments:
       Fixed maturities:
         Held to maturity - at amortized cost
          (market - $3,517.7 and $3,062.4)        $3,433.6   $3,273.7
         Available for sale - at market
          (amortized cost - $1,421.3 and
          $1,326.4)                                1,473.6    1,258.6
       Equity securities - at market (cost
          - $9.7 and $10.7)                           25.0       21.7
       Investment in affiliate                        22.6       20.8
       Mortgage loans on real estate                  47.6       47.2
       Real estate, net of accumulated
         depreciation                                 36.0       28.0
       Policy loans                                  202.4      185.5
       Short-term investments                         19.3       26.0
         Total investments                         5,260.1    4,861.5

     Cash                                             36.0       36.7
     Accrued investment income                        86.8       77.7
     Deferred policy acquisition costs, net           75.0       65.1
     Other assets                                     40.9       48.9

         Total assets                             $5,498.8   $5,089.9


   LIABILITIES AND STOCKHOLDERS' EQUITY
     Annuity policyholders' funds accumulated     $4,857.6   $4,618.1
     Notes payable                                   149.7      183.3
     Payable for securities purchased                 12.7        -
     Payable to affiliates, net                       30.1       16.8
     Deferred taxes (benefits) on unrealized
       gains (losses)                                 21.2      (15.6)
     Accounts payable, accrued expenses and
       other liabilities                              77.2       82.9
         Total liabilities                         5,148.5    4,885.5

     Preferred Stock                                   -          -
     Common Stock, $1 par value
       -100,000,000 shares authorized
       - 43,067,454 and 39,141,080 shares
         outstanding                                  43.1       39.1
     Capital surplus                                 364.1      330.8
     Accumulated deficit at December 31, 1992       (212.6)    (212.6)
     Retained earnings since January 1, 1993         116.3       76.1
     Unrealized gain (loss) on marketable
       securities, net of deferred income
       taxes and insurance adjustments                39.4      (29.0)
         Total stockholders' equity                  350.3      204.4

         Total liabilities and stockholders'
           equity                                 $5,498.8   $5,089.9

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)

                                                    Three            Nine
                                                 months ended   months ended
                                                 September 30,  September 30,
                                                  1995   1994     1995  1994
   Revenues:
     Net investment income                      $102.3  $94.9   $297.1$277.4
     Realized gains on sales of investments        6.9    0.1      7.0   0.7
     Equity in net earnings (losses)
        of affiliate                              (0.7)  (3.8)     2.2  (0.9)
     Other income                                  0.7    0.5      1.6   1.5
                                                 109.2   91.7    307.9 278.7
   Costs and Expenses:
     Benefits to annuity policyholders            65.7   61.3    194.2 180.7
     Interest on borrowings and
       other debt expenses                         4.3    5.0     13.4  16.7
     Amortization of deferred policy
       acquisition costs                           2.6    1.2      6.2   4.7
     Other operating and general expenses         11.0    9.7     32.1  28.3
                                                  83.6   77.2    245.9 230.4

   Income from continuing operations before
     income taxes                                 25.6   14.5     62.0  48.3
   Provision for income taxes                      9.0    5.1     21.8  17.0

   Income from continuing operations              16.6    9.4     40.2  31.3

   Discontinued operations, net of tax              -      -        -   (2.6)

   Income before extraordinary item and
     cumulative effect of accounting change       16.6    9.4     40.2  28.7

   Extraordinary item, net of tax                   -    (0.4)      -   (1.8)
   Accounting change, net of tax                    -      -        -   (0.5)

   Net Income                                    $16.6  $ 9.0   $ 40.2 $26.4


     Preferred dividend requirement                 -      -        -    0.9

     Net income applicable to Common Stock       $16.6  $ 9.0   $ 40.2 $25.5

     Average Common Shares outstanding            40.8   39.1     39.7  37.8


   Earnings (loss) per common share:
     Continuing operations                       $0.41  $0.24    $1.01 $0.80
     Discontinued operations                        -      -        -  (0.07)
     Extraordinary items                            -   (0.01)      -  (0.05)
     Cumulative effect of accounting change         -     -         -  (0.01)
     Net income                                  $0.41  $0.23    $1.01 $0.67

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                                   Nine months ended
                                                       September 30,
                                                      1995       1994
   Preferred Stock:
     Balance at beginning of period                 $   -      $ 29.9
     Exchanged for Common Stock                         -       (30.0)
     Accretion of discount                              -         0.1
       Balance at end of period                     $   -      $   -


   Common Stock:
     Balance at beginning of period                 $ 39.1     $ 35.1
     Issued during the period                          4.0        4.0
       Balance at end of period                     $ 43.1     $ 39.1


   Capital Surplus:
     Balance at beginning of period                 $330.8     $301.0
     Common Stock issuance                            33.3       33.0
     Preferred dividends declared                       -        (0.8)
     Accretion of preferred stock discount              -        (0.1)
       Balance at end of period                     $364.1     $333.1


   Accumulated Deficit at December 31, 1992:       ($212.6)   ($212.6)


   Retained Earnings Since January 1, 1993:
     Retained earnings from January 1, 1993 to
       beginning of period                          $ 76.1     $ 40.0
     Net income                                       40.2       26.4
       Balance at end of period                     $116.3     $ 66.4


   Unrealized Gains (Losses), Net:
     Balance at beginning of period                ($ 29.0)    $ 56.9
     Change during period                             68.4      (70.8)
       Balance at end of period                     $ 39.4    ($ 13.9)

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                    Nine months ended
                                                        September 30,
                                                      1995       1994
   Operating activities:
     Net income                                     $ 40.2     $ 26.4
     Adjustments:
       Extraordinary losses on retirement of debt       -         2.8
       Cumulative effect of accounting change           -         0.7
       Benefits to annuity policyholders             194.2      180.7
       Amortization of deferred policy
          acquisition costs                            6.2        4.7
       Equity in net (earnings) losses of affiliate   (2.2)       0.9
       Depreciation and amortization                   2.4        0.6
       Realized gains on investing activities         (7.0)      (0.7)
       Increase in accrued investment income          (9.1)     (12.6)
       Increase in deferred policy acquisition costs (24.8)     (19.8)
       Increase in accounts payable, accrued
         expenses and other liabilities                8.3        1.0
       Other, net                                     (0.2)       0.6
                                                     208.0      185.3

   Investing activities:
     Purchases of:
       Fixed maturity investments                   (743.5)    (914.5)
       Equity securities                                -        (0.5)
       Real estate, mortgage loans and other assets  (15.7)     (19.0)
     Maturities and paydowns of fixed
       maturity investments                          106.5      180.7
     Sales of:
       Fixed maturity investments                    407.7      495.1
       Equity securities                               1.6        3.8
       Real estate, mortgage loans and other assets    5.2       21.4
     Increase in policy loans                        (16.9)     (12.6)
                                                    (255.1)    (245.6)

   Financing activities:
     Annuity receipts                                338.3      313.1
     Annuity surrenders, benefits and withdrawals   (302.5)    (244.2)
     Additions to notes payable                       13.0       18.9
     Reductions of notes payable                     (46.4)     (54.7)
     Issuance of Common Stock                         37.3         -
     Cash dividends paid                                -        (0.8)
                                                      39.7       32.3

   Net decrease in cash and short-term investments    (7.4)     (28.0)

   Cash and short-term investments at
     beginning of period                              62.7       72.0
   Cash and short-term investments at
     end of period                                  $ 55.3     $ 44.0

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

      In April 1995, American Financial Group, Inc. ("AFG") acquired 100% of the common stock (79% of the voting stock) of American Financial Corporation ("AFC"). AFG and its subsidiaries owned 35,059,995 shares (81%) of AAG's Common Stock at November 1, 1995.

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

      Statement of Cash Flows For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing

                        AMERICAN ANNUITY GROUP, INC. 10-Q
      activities" include annuity receipts, surrenders and withdrawals and obtaining resources from owners and providing them with a return on their investments. All other activities are considered "operating". Short term investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of financial statements.

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

   B. 1995 Acquisition

      On May 25, 1995, AAG entered into an agreement to acquire Laurentian Capital Corporation ("Laurentian" or "LCC"), a Philadelphia-based life insurance holding company with total assets of approximately $1.1 billion and revenues of $138 million in 1994 and $112 million in the first nine months of 1995. Laurentian's principal insurance subsidiaries are Loyal American Life Insurance Company ("Loyal") and Prairie States Life Insurance Company ("Prairie").

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

      AAG will pay approximately $106 million for the outstanding common stock of Laurentian and will repay $45 million of Laurentian indebtedness concurrently with the acquisition. Approximately $90 million of the purchase price will come from funds available for investment at GALIC. AAG will fund the balance of the cost of acquiring Laurentian with borrowings under its line of credit and cash on hand (including the proceeds from the stock offering completed in August 1995). AAG expects the acquisition to be completed in mid-November 1995.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

   C. Investments

      The carrying value of AAG's fixed maturity portfolio was comprised of the following at September 30, 1995:

                                            Held to Available
                                           Maturity  for Sale Total
         U. S. Government and government
           agencies and authorities            0%       2%       2%
         Public utilities                     11        1       12
         Mortgage-backed securities           16       14       30
         All other corporate                  43       13       56
                                              70%      30%     100%


       "Investing activities" related to fixed maturity investments in AAG's Statement of Cash Flows consisted of the following (in millions):

                                            Held to Available
                                           Maturity  for Sale Total
         1995
         Purchases                         ($206.9) ($536.6) ($743.5)
         Maturities and paydowns              41.9     64.6    106.5
         Sales                                 6.2    401.5    407.7

         1994
         Purchases                         ($603.6) ($310.9) ($914.5)
         Maturities and paydowns              30.5    150.2    180.7
         Sales                                 5.4    489.7    495.1

   D.  Investment in Affiliate

       AAG's investment in affiliate (carrying value of $22.6 million at September 30, 1995) reflects AAG's 5% ownership (2.7 million shares) of the common stock of Chiquita Brands International ("Chiquita") which is accounted for under the equity method. American Financial Group and its other subsidiaries own an additional 42% interest in the common stock of Chiquita. Chiquita is a leading international marketer, processor and producer of quality food products. The market value of AAG's investment in Chiquita was approximately $46 million at September 30, 1995, compared to $36 million at December 31, 1994.

   E.  Deferred Policy Acquisition Costs

       The DPAC balances at September 30, 1995 and December 31, 1994 are shown net of unearned revenues of $156.7 million and $158.8 million, respectively.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

   F.  Notes Payable

       Notes payable consisted of the following (in millions):

                                              September 30, December 31,
                                                      1995         1994
           Direct obligations of AAG:
             11-1/8% Senior Subordinated
                Notes due 2003                      $103.9       $103.9
             9-1/2% Senior Notes due 2001             41.5         44.0
             Bank Credit Line due 1998                  -          30.0
           Subsidiary debt                             4.3          5.4
                Total                               $149.7       $183.3

       Loans under the credit agreement bear interest at floating rates based on prime or Eurodollar rates and are collateralized by 20% of the common stock of GALIC. AAG used a portion of the proceeds of the stock offering completed in August 1995 to repay all outstanding borrowings under the credit agreement. AAG will borrow funds under its bank line to finance a portion of the Laurentian acquisition.

       In January 1995, AAG repurchased $2.5 million principal amount of its notes payable, realizing no material gain or loss.

       AAG has no scheduled principal payments on its 9-1/2% Notes and 11-1/8% Notes until 2001.

   G.  Stockholders' Equity

       The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

       In August 1995, AAG sold 3.92 million shares of Common Stock under a rights offering to existing shareholders at $9.50 per share.

       On March 31, 1994, AAG issued approximately 3.2 million shares of Common Stock in exchange for its outstanding Series A Preferred Stock. The Preferred shares had a redemption value of $100 per share and paid dividends at the rate of $7.00 per share per annum.

       On December 31, 1992, AAG purchased GALIC from AFC for $468 million. "Retained earnings since January 1, 1993" reflects AAG's results since the acquisition of GALIC.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

       In 1991, the Company's predecessor business identified possible deficiencies in procedures for reporting quality assurance information to the Defense Electronics Supply Center ("DESC") with respect to it's former manufacturing operations. Over the last several years, the Company has been engaged in negotiations with the United States Government with respect to the settlement of claims the Government might have arising out of the reporting deficiencies. Based on these negotiations, the Company believed it had sufficient reserves to cover the estimated settlement amount. In March 1995, the Company received notification from the government indicating additional reporting deficiencies. The Company is in the process of evaluating this information and is unable to ascertain the validity of these new claims or the amounts involved. It is impossible to determine the impact, if any, of these alleged claims on the Company and its financial condition.


   I.  Statutory Information

       GALIC is required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). For the nine months ended September 30, 1995, GALIC's statutory net income was $42.4 million compared to $41.8 million for the same period in 1994. Certain statutory balance sheet amounts were as follows (in millions):

                                        September 30, December 31,
                                                1995         1994
               Policyholders' surplus         $271.6       $255.9
               Asset valuation reserve          83.6         79.5
               Interest maintenance reserve     27.7         27.7

       The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on earned surplus at December 31, 1994, GALIC may pay approximately $49.7 million in dividends in 1995 without prior approval. In the first nine months of 1995, AAG received $34.8 million in capital distributions from GALIC.

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

   In May 1995, AAG entered into an agreement to acquire Laurentian Capital Corporation ("LCC") for $151 million (including the repayment of outstanding LCC debt). AAG expects to finance the acquisition with borrowings under its line of credit and cash on hand (including the proceeds from the stock offering consummated in August 1995). See Note B.

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios AAG's ratio of earnings to fixed charges was 5.4 for the first nine months of 1995 compared to 3.9 for the first nine months of 1994. The ratio of AAG's consolidated debt to equity, excluding the effects of unrealized gains and losses on stockholders' equity, was .48 at September 30, 1995, compared to .79 at December 31, 1994 and 1.17 at December 31, 1993. These same ratios including the effects of unrealized gains and losses were .43, .90, and .90, respectively.

   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptably low expectation of becoming financially impaired. At September 30, 1995, GALIC's capital ratios significantly exceeded RBC requirements.

   Sources and Uses of Funds AAG's ability to make payments of interest and principal on its debt and other holding company costs is dependent on payments from GALIC in the form of capital distributions and income tax payments. Through September 30, 1995, $57.3 million in such payments had been received from GALIC.

   The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to capital and surplus and statutory net income. In addition, any dividend or distribution paid from other than earned surplus is considered an extraordinary dividend and may be paid only after prior regulatory approval. The maximum amount of dividends payable by GALIC in 1995 without prior regulatory approval is approximately $49.7 million. Capital distributions of $34.8 million were paid in the first nine months of 1995.

   In August 1995, AAG raised $37.2 million through the sale of Common Stock. See Note G.

   AAG has a $50 million revolving bank line with three banks which was totally available at September 30, 1995. Amounts outstanding under this agreement bear interest at variable rates tied to either Prime or LIBOR, at the discretion of the Company. Borrowings thereunder may be used for general

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   corporate purposes. AAG previously used the amounts borrowed under the bank line primarily to repurchase its outstanding debt. AAG expects to borrow approximately $23 million in connection with the acquisition of Laurentian.


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

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio by NAIC designation (and comparable Standard & Poor's Corporation rating) as of September 30, 1995:

         NAIC                                       % of Total
         Rating  Comparable S&P Rating             Market Value
            1    AAA, AA, A                               62%
            2    BBB                                      33
                      Total investment grade              95
            3    BB                                        3
            4    B                                         2
            5    CCC, CC, C                                *
            6    D                                         *
                      Total non-investment grade           5
                      Total fixed maturities             100%

         * less than 1%

   Management believes that AAG's high quality investment portfolio should generate a stable and predictable overall investment return.

   AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised over 98% of its investment portfolio at September 30, 1995. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities. AAG's fixed maturity portfolio is classified into two categories: "held to maturity" and "available for sale" (see Note A to the financial statements).

   As of September 30, 1995, the pretax unrealized gain on AAG's fixed maturity portfolio was $136.4 million compared to a pretax unrealized loss of ($279.1) million as of December 31, 1994. This improvement, representing approximately 9% of the carrying value of AAG's bond portfolio, resulted from a decrease in the general level of interest rates.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   AAG has little exposure to mortgage loans and real estate, which represented only 1.5% of total assets at September 30, 1995. The majority of mortgage loans and real estate was purchased within the last two years.

   At September 30, 1995, AAG's mortgage-backed securities portfolio, which consisted primarily of collateralized mortgage obligations ("CMOs"), represented approximately 30% of fixed maturity investments. AAG invests primarily in CMOs which are structured to minimize prepayment risk. In addition, the majority of CMOs held by AAG were purchased at a discount to par value. As of September 30, 1995, interest only (I/O), principal only (P/O) and other "high risk" CMOs were less than six tenths of one percent of total assets. Management believes that the structure and discounted nature of the CMOs will minimize the effect of prepayments on earnings over the anticipated life of the CMO portfolio.

   Substantially all of AAG's CMOs are AAA-rated by Standard & Poor's Corporation and are collateralized primarily by GNMA, FNMA and FHLMC single-family residential pass-through certificates. The market in which these securities trade is highly liquid. Aside from interest rate risk, AAG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   RESULTS OF OPERATIONS

   Pretax Earnings and General Pretax earnings from operations (before realized gains and non-recurring charges) for the third quarter and first nine months of 1995 were $18.7 million and $55.0 million, respectively, compared to $14.4 million and $47.6 million for the same periods in 1994. These improvements are attributable to growth in invested assets, as well as the absence of certain unusual charges and non-recurring losses in the results of AAG's affiliate, Chiquita Brands International, Inc.

   The following table summarizes GALIC's annuity receipts (in millions):

                                                Three             Nine
                                             months ended     months ended
                                             September 30,    September 30,
                                              1995   1994     1995    1994
       Flexible Premium Deferred Annuities:
          First Year                           $ 9   $  7     $ 33    $ 28
          Renewal                               37     38      145     152
                                                46     45      178     180
       Single Premium Deferred Annuities        47     57      160     133
          Total annuity receipts               $93   $102     $338    $313

   Annuity premiums decreased 9% during the third quarter of 1995 compared to the same period in 1994; the decline is attributed to reduced consumer demand for fixed-rate annuities during periods of lower interest rates. AAG will soon begin marketing a variable-rate annuity, which the Company thinks will be attractive to consumers during periods of lower interest rates. Annuity premiums have increased 8% during the first nine months of 1995 compared to the first nine months of 1994 due to growth in sales of single premium products.

   All of GALIC's products are fixed rate annuities which permit GALIC to change the crediting rate at any time (subject to minimum interest rate

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   guarantees of 3% to 4% per annum). As a result, the Company has been able to react to changes in interest rates and maintain a desired interest rate spread with little or no effect on persistency.

   Net Investment Income Net investment income increased 8% in the third quarter and 7% in the first nine months of 1995 compared to the respective periods in 1994 due primarily to an increase in the Company's average fixed maturity investment base. Investment income is reflected in the Income Statement net of investment expenses of $3.8 million in 1995 and $3.6 million in 1994.

   Realized Gains Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies. Realized gains are reflected net of any associated amortization of deferred policy acquisition costs.

   Equity in Net Earnings of Affiliate Chiquita's quarterly results are subject to significant seasonal variations and are not necessarily indicative of its results of operations for a full fiscal year. Seasonal pricing generally produces stronger earnings in the first six months of the year.

   In the third quarter of 1994, Chiquita recorded charges and losses from the shutdown of non-productive farms in Honduras and a scaling back of its Japanese operations. AAG's proportionate share of these losses was $2.9 million, pretax.

   Benefits to Annuity Policyholders Benefits to annuity policyholders increased approximately 7% over the comparable three month and nine month periods in 1994 due primarily to an increase in average annuity policyholder funds accumulated. The rate at which GALIC credits interest on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

   Interest on Borrowings and Other Debt Expenses Interest expense decreased 14% in the third quarter and 20% in the first nine months of 1995 compared to the same periods in 1994 due to debt repurchases. A portion of these repurchases was financed with borrowings under AAG's bank line of credit. The bank line bears interest at a variable rate which has been lower than the fixed rate of interest on the long-term debt repurchased.

   Other Operating and General Expenses Other operating and general expenses increased in the third quarter and first nine months of 1995 over the comparable 1994 periods due primarily to an increase in marketing expenses related to new distribution channels.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION

                                      ITEM 6

                         Exhibits and Reports on Form 8-K


   (a) Exhibit 27 - Financial Data Schedule as of September 30, 1995. For submission in electronic filing only.

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


                                      American Annuity Group, Inc.



   November 13, 1995                  BY:/s/William J. Maney
                                         William J. Maney
                                         Senior Vice President, Treasurer
                                           and Chief Financial Officer