Form 10-K405
period 1995-12-31
AMERICAN ANNUITY GROUP INC
filed 1996-03-19
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Fiscal Year Ended                           Commission File
   December 31, 1995                                   No. 1-11632


                           AMERICAN ANNUITY GROUP, INC.


   Incorporated under                                  IRS Employer I.D.
   the Laws of Delaware                                No. 06-1356481

                  250 East Fifth Street, Cincinnati, Ohio 45202
                                  (513) 333-5300


   Securities Registered Pursuant to Section 12(b) of the Act:
                                                       Name of Each Exchange
       Title of Each Class                             on which Registered
       Common Stock, Par Value $1.00 Per Share         New York
       9-1/2% Senior Notes due August 15, 2001         New York
       11-1/8% Senior Subordinated Notes
          due February 1, 2003                         New York


   Securities Registered Pursuant to Section 12(g) of the Act:  None


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
   filing requirements for the past 90 days.  Yes  X   No

       Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       As of February 29, 1996, there were 43,074,038 shares of the Registrant's Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates at that date was approximately $96.2 million based upon non-affiliate holdings of 8,014,043 shares and a market price of $12.00 per share.


                       Documents Incorporated by Reference:

       Proxy Statement for the 1996 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).


                           AMERICAN ANNUITY GROUP, INC.

                              INDEX TO ANNUAL REPORT

                                   ON FORM 10-K


   Part I
                                                                      Page
   Item 1.   Business
               Introduction                                             1
               Great American Life Insurance Company                    1
               Prairie States Life Insurance Company                    6
               Loyal American Life Insurance Company                    7
               Annuity Investors Life Insurance Company                 9
               Other Subsidiaries                                      10
               Investments                                             10
               Independent Ratings                                     12
               Competition                                             13
               Regulation                                              13
               Discontinued Manufacturing Operations                   15
               Employees                                               16
   Item 2.   Properties                                                16
   Item 3.   Legal Proceedings                                         17
   Item 4.   Submission of Matters to a Vote of Security Holders        *


   Part II

   Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters                                    18
   Item 6.   Selected Financial Data                                   19
   Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    20
   Item 8.   Financial Statements and Supplementary Data               25
   Item 9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                     *


   Part III

   Item 10.  Directors and Executive Officers of the Registrant        26
   Item 11.  Executive Compensation                                    26
   Item 12.  Security Ownership of Certain Beneficial Owners
                and Management                                         26
   Item 13.  Certain Relationships and Related Transactions            26


   Part IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                            S-1



   * The response to this item is "none".





                                      PART I

                                      ITEM 1

                                     Business

   Introduction

   American Annuity Group, Inc. ("AAG" or "the Company") was incorporated as a Delaware corporation in 1987. AAG is a holding company whose primary asset is the capital stock of Great American Life Insurance Company ("GALIC"). GALIC sells annuities primarily to employees of qualified not-for-profit organizations under Section 403(b) of the Internal Revenue Code. AAG acquired GALIC in December 1992.

   In November 1995, AAG acquired Laurentian Capital Corporation ("LCC"). As a result, the Company's subsidiaries now include (i) Prairie States Life Insurance Company ("Prairie"), which markets individual life insurance and annuity policies with the sponsorship of state associations of funeral directors as well as individual funeral directors across the country and
   (ii) Loyal American Life Insurance Company ("Loyal"), which specializes in life and health insurance sold through payroll deduction plans and credit unions.

   AAG is an 81% owned subsidiary of American Financial Group, Inc. ("AFG").

   Great American Life Insurance Company

   GALIC, located in Cincinnati, was incorporated in New Jersey in 1959 and redomiciled as an Ohio corporation in 1982. GALIC entered the tax-deferred annuity business in 1976; prior to that time it wrote primarily whole-life, term-life, and accident and health insurance policies. GALIC is currently rated "A" (Excellent) by A.M. Best.

   Annuities are long-term retirement savings plans that benefit from interest accruing on a tax-deferred basis. The issuer of the annuity collects premiums, credits interest on the policy and pays out a benefit upon death, surrender or annuitization.

   Annuity contracts are generally classified as either fixed rate or variable. With a fixed rate annuity, the interest crediting rate is initially set by the issuer and thereafter may be changed from time to time by the issuer based on market conditions, subject to any guaranteed interest crediting rates in the policy. With a variable annuity, the value of the policy is tied to an underlying securities portfolio. All annuities issued by GALIC itself have been fixed rate annuities. A GALIC subsidiary began marketing variable annuities in the fourth quarter of 1995. See "Annuity Investors Life Insurance Company".

   Employees of qualified not-for-profit organizations are eligible to save for retirement through contributions made on a before-tax basis. Contributions are made at the discretion of the participants through payroll deductions or through tax-free "rollovers" of funds. Federal income taxes are not payable on contributions or earnings until amounts are withdrawn.


   The following table (in millions) presents information concerning GALIC.

                      Statutory Accounting Principles Basis

                                          1995   1994   1993    1992   1991

     Total Assets (a)                   $5,414 $5,057 $4,758  $4,377 $4,541
     Insurance Reserves:
       Annuities                        $4,974 $4,655 $4,299  $4,011 $3,756
       Life                                 22     21     22      23     21
       Accident and Health                  -       1      1       1      1
                                        $4,996 $4,677 $4,322  $4,035 $3,778

     Capital and Surplus                $  273 $  256 $  251  $  216 $  219
     Asset Valuation Reserve (b)(c)         90     80     70      71    112
     Interest Maintenance Reserve (c)       32     28     36      17     -

     Annuity Receipts:
       Flexible Premium:
              First Year                $   42 $   39 $   47  $   48 $   67
         Renewal                           196    208    223     232    240
                                           238    247    270     280    307
       Single Premium                      219    196    130      80    153
          Total Annuity Receipts        $  457 $  443 $  400  $  360 $  460

                  Generally Accepted Accounting Principles Basis

                                          1995   1994   1993    1992   1991

     Total Assets (a)                   $5,631 $5,044 $4,883  $4,436 $4,686
     Annuity Benefits Accumulated        4,917  4,596  4,257   3,974  3,727
     Stockholder's Equity                  645    449    520     418    358

     (a) Includes $557 million for securities purchased in December 1991 and paid for in 1992.
     (b)  For 1991, amount represents the Mandatory Securities Valuation
          Reserve.
     (c)  Allocation of surplus.

   Single premium annuity receipts have increased each year since 1992 due primarily to sales of newly introduced products and, in 1995, the development of new distribution channels. This increase more than offset the decline in flexible premium receipts. Receipts in 1992 were lower than in 1991 due to (i) a reduction in annuity receipts relating to a product introduced in 1990 which encouraged rollovers of other retirement funds and
   (ii) unfavorable economic and market conditions, including the impact of the negative publicity associated with a number of highly publicized insolvencies in the life insurance industry.

   Annuity Products

   GALIC's principal products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). FPDAs are characterized by premium payments that are flexible in amount and timing as determined by the policyholder. SPDAs are issued in exchange for a one-time lump-sum premium payment.


   Tax-qualified premiums represented the majority of GALIC's total premiums in 1995. Over the last several years, sales of non-qualified annuities have represented an increasing percentage of premiums as GALIC has developed products and distribution channels targeted to the non-qualified markets. The following table summarizes GALIC's written premiums and insurance reserves on a statutory basis by product line (dollars in millions).

                               1995 Premiums Written   Insurance Reserves
                                 First          % of    December 31, 1995
                                  Year Renewal Total       Amount    %
     Flexible Premium:
       Single-tier - qualified    $ 29  $ 41   15.3%       $  220   4.4%
       Single-tier - non-qual        -     -      -            17   0.3
       Two-tier - qualified         13   155   36.6         3,131  62.7
       Two-tier - non-qual           -     -      -             3   0.1
           Total                    42   196   51.9         3,371  67.5

     Single Premium:
       Single-tier - qualified      95     -   20.7           214   4.3
       Single-tier - non-qual       36     -    7.8            76   1.5
       Two-tier - qualified         56     -   12.2           664  13.3
       Two-tier - non-qual          32     -    7.0           328   6.6
           Total                   219     -   47.7         1,282  25.7

     Annuities in Payout             -     -      -           321   6.4
     Life, Accident & Health         -     2    0.4            22   0.4
           Total                  $261  $198  100.0%       $4,996 100.0%

   At December 31, 1995, approximately 95% of GALIC's annuity policyholder benefit reserves consisted of fixed rate annuities which offered a minimum interest rate guarantee of 4%. The balance of the liabilities had a minimum guaranteed rate of 3%. All of GALIC's annuity policies permit GALIC to change the crediting rate at any time (subject to the minimum guaranteed interest rate). In determining the frequency and extent of changes in the crediting rate, GALIC takes into account the profitability of its annuity business and the relative competitive position of its products.

   GALIC seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its policies. GALIC accomplishes this by (i) offering crediting rates which it has the option to change, (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities. Tax-qualified annuity policyholders maintain access to their funds without incurring penalties through provisions in the contracts which allow policy loans.

   In addition to its use of two-tier structures explained below, GALIC imposes certain surrender charges and front-end fees during the first five to ten years after issuance of a policy to discourage policyholders from surrendering or withdrawing funds in those early years. Partly due to these features, GALIC's annuity surrenders have averaged approximately 8% of statutory reserves over the past five years. The following table illustrates GALIC's annual persistency rates for its major products over the past five years.

                                                Persistency Rates
     Product Group                    1995    1994    1993    1992    1991
     Flexible Premium                 91.0%   92.5%   92.0%   90.6%   89.3%
     Single Premium                   93.6    93.5    93.3    93.8    92.8

   Management believes that the favorable persistency rate has been enhanced by GALIC's interest crediting policy and the high level of service offered to agents and policyholders. GALIC's persistency rates, as well as the policyholders' higher accumulation value, have been helped by the two-tier design of many of GALIC's products. Two account values are maintained for two-tier annuities -- the annuitization (or upper-tier) value and the surrender (or lower-tier) value. With some two-tier annuities, the annuitization value and the surrender value accumulate interest at different rates. Other two-tier annuities credit the same interest rate to both the surrender and the annuitization value but withhold a portion of the first-year premiums when calculating the surrender value, but not the annuitization value.

   The annuitization value is paid only if the policyholder chooses to annuitize (withdraw funds in a series of periodic payments for at least the minimum number of years specified in the policy). If a lump sum payment is chosen by the policyholder, the surrender value is paid.

   GALIC's two-tier annuities are particularly attractive to policyholders who intend to accumulate funds to provide retirement income since the annuitization value is accumulated at a competitive long-term interest rate.

   GALIC also offers single-tier products. After the initial surrender charges have been reduced to zero, single-tier annuities have only one value which is available whether the policy is surrendered or annuitized. In 1995, nearly 70% of first year FPDA premiums and SPDA premiums received were on single-tier policies compared to 7% in 1991.

   Marketing and Distribution

   Sales of annuities are affected by many factors, including (i) competitive rates and products, (ii) the general level of interest rates, (iii) the favorable tax treatment of annuities, (iv) commissions paid to agents, (v) services offered, (vi) ratings from independent insurance rating agencies,
   (vii) alternative investment products and (viii) general economic conditions.

   GALIC markets its tax-deferred annuities principally to employees of educational institutions in the kindergarten through high school ("K-12") segment. Written premiums from the K-12 segment represented approximately three-fourths of GALIC's total tax-qualified premiums in 1995. Management believes that the K-12 segment is attractive because of its size and growth potential, and the persistency rate it has demonstrated.


   GALIC distributes its annuity products through over 80 managing general agents ("MGAs") who, in turn, direct approximately 1,000 actively producing independent agents. GALIC has developed its business on the basis of its relationships with MGAs and independent agents primarily through a consistent marketing approach and responsive service.

   GALIC seeks to attract and retain agents who are experienced and highly motivated and who consistently sell a high volume of the types of annuities offered by GALIC. Toward this end, GALIC has established a "President's Advisory Council" consisting of leading producers who market primarily GALIC products. The President's Advisory Council serves as a major influence on new product design and marketing strategy.

   To extend the distribution of GALIC annuities to a broader customer base, GALIC has developed a Personal Producing General Agent ("PPGA") distribution system. Approximately 120 PPGAs are contracted to sell GALIC annuities in those territories not served by an MGA. AAG has also developed two agency organizations to expand premium writings through banks, hospitals and certain not-for-profit organizations. (See "Other Subsidiaries".)

   GALIC is licensed to sell its products in all states (except New York) and in the District of Columbia. The following table reflects the geographical distribution of GALIC's annuity premiums in 1995 compared to 1991:

             State           1995  1991       State           1995   1991
             California      19.4% 20.1%      Minnesota        3.8%    *
             Florida          7.8   9.8       Connecticut      3.4    6.2%
             Massachusetts    6.5   9.1       Illinois         2.9    3.3
             Ohio             6.4   5.1       Iowa             2.1     *
             Michigan         6.2   9.4       Rhode Island      *     2.8
             Washington       5.4    *        All others, each
             North Carolina   4.8   2.9         less than 2%  22.6   20.0
             Texas            4.6   5.0
             New Jersey       4.1   6.3                      100.0% 100.0%

             * less than 2%

   At December 31, 1995, GALIC had over 250,000 annuity policies in force, nearly all of which were individual contracts.


   Prairie States Life Insurance Company

   Prairie, located in Rapid City, was incorporated in South Dakota in 1959. In March 1996, Prairie will change its name to American Memorial Life Insurance Company.

   The following table (in millions) presents information concerning Prairie in accordance with statutory accounting principles.

                                          1995   1994   1993    1992   1991
     Total Assets                         $359   $325   $305    $293   $285
     Insurance Reserves:
       Life                               $248   $228   $211    $201   $193
       Annuities                            72     58     55      57     56
                                          $320   $286   $266    $258   $249

     Capital and Surplus (a)              $ 24   $ 24   $ 23    $ 22   $ 21
     Asset Valuation Reserve (b)(c)          3      2      3       2      3
     Interest Maintenance Reserve (c)        3      2      2       1     -

     Premiums Written:
       Life                               $ 52   $ 40   $ 35    $ 32   $ 32
       Annuities                            28     13      9      11     10
          Total Premiums                  $ 80   $ 53   $ 44    $ 43   $ 42

     (a) Represents capital and surplus of consolidated Prairie group of companies.
     (b)  For 1991, amount represents the Mandatory Securities Valuation
            Reserve.
     (c)  Allocation of surplus.

   At December 31, 1995, Prairie and its subsidiaries had approximately $800 million of life insurance in force.

   Since 1993, Prairie's premiums have increased and expanded geographically due primarily to new relationships with corporate funeral homes.

   Products

   Prairie offers a variety of life insurance and annuity products to finance pre-arranged funerals. In a typical arrangement, a consumer pays in advance for certain goods and services to be provided by a funeral director. These payments may be used by the funeral director to purchase a life insurance or annuity contract or to invest in a trust fund. Approximately half of the premiums received by Prairie are from single payment funding and half are from payment plans of three to ten years. The policy values increase at a rate geared to offset effects of inflation and thus provide for funeral costs at time of death.

   Marketing and Distribution

   Prairie markets individual life insurance and annuity policies with the sponsorship of state associations of funeral directors as well as individual funeral directors in various locations. Prairie has approximately 875 actively producing agents and relationships with approximately 2,000 funeral homes nationwide. More than two-thirds of Prairie's new sales of life insurance and annuities in 1995 came from sales resulting from large corporate accounts. As the funeral home industry continues to consolidate, reliance on those corporate accounts will likely increase.



   The following table reflects the geographical distribution of Prairie's premiums in 1995 compared to 1991:

             State           1995  1991       State           1995   1991
             North Carolina  12.0%   *        Oregon           3.2%   4.4%
             Washington      11.8  19.4%      Pennsylvania     2.6     *
             California      11.7  18.6       South Dakota      *     3.8
             Minnesota       11.6  18.0       Montana           *     3.6
             Tennessee        8.0    *        Oklahoma          *     3.2
             Illinois         3.8    *        Florida           *     2.6
             Louisiana        3.8    *        Nebraska          *     2.4
             Wisconsin        3.7   2.3       All others, each
             Texas            3.6   7.9         less than 2%  20.7   10.0
             Missouri         3.5   3.8                      100.0% 100.0%

             * less than 2%

   Loyal American Life Insurance Company

   Loyal, located in Mobile, was incorporated in Alabama in 1955. The following table (in millions) presents information concerning Loyal in accordance with statutory accounting principles.

                                          1995   1994   1993    1992   1991
     Total Assets                         $252   $250   $244    $238   $188
     Insurance Reserves:
       Life                               $166   $163   $158    $154   $113
       Accident and Health                  28     28     29      29     28
       Annuities                             7      8      8       9      7
                                          $201   $199   $195    $192   $148

     Capital and Surplus                  $ 35   $ 34   $ 32    $ 29   $ 27
     Asset Valuation Reserve (a)(b)          3      2      3       3      3
     Interest Maintenance Reserve (b)        1      1      1      -      -

     Premiums Written:
       Life                               $ 21   $ 23   $ 24    $ 23   $ 22
       Accident and Health                  20     19     19      17     16
       Annuities                            -       1     -       -      -
          Total Premiums                  $ 41   $ 43   $ 43    $ 40   $ 38

     (a)  For 1991, amount represents the Mandatory Securities Valuation
            Reserve.
     (b)  Allocation of surplus.

   At December 31, 1995, Loyal had approximately $2.1 billion of life insurance in force.


   Products

   Loyal offers a variety of life and supplemental health insurance products that are normally sold on a fixed dollar amount per pay period program. For products sold through payroll deduction plans, the premiums are deducted from the individual's paycheck and remitted to Loyal on a monthly basis.
   For products sold through credit unions, the premiums are normally paid on a monthly or quarterly basis through deductions from the member's credit union account. The products currently being offered include traditional whole life, universal life, term life, hospital indemnity, cancer and short-term disability.

   In 1996, Loyal will begin marketing certain annuity products and related programs through payroll deduction plans and credit unions.

   Marketing and Distribution

   Loyal's marketing strategy emphasizes third party sponsorship to assist in its selling process. In the payroll deduction market, with the approval of the employer, Loyal's products are presented to the employees at the work place and premiums are paid by payroll deduction with billings sent directly to the employer for processing and remittance.

   With credit unions, the products are offered with the endorsement of the credit union management. The products are presented to the membership through in-home sales, job-site or lobby enrollments and direct mail solicitation.

   The distribution channel for payroll deduction plans is comprised of selective relationships with marketing companies who provide job-site product presentation. The distribution channels for credit unions are comprised of independent agents and marketing companies who provide personnel for lobby sales and job-site enrollments.

   The main advantages of Loyal's current methods of distribution are the relatively low cost of home office administration, the ability to set up relatively inexpensive producing units in the field, and the endorsement or consent by the credit union or the employer in presenting products.


   The following table reflects the geographical distribution of Loyal's premiums in 1995 compared to 1991:

             State           1995  1991       State           1995   1991
             Alabama         12.6% 14.1%      West Virginia    3.3%   3.4%
             Tennessee       12.2  15.0       Indiana          3.2    3.2
             Florida          8.5   9.8       Illinois         2.6    3.2
             Mississippi      7.6   8.4       Louisiana        2.6    2.3
             Georgia          4.2   3.9       California       2.4    2.4
             North Carolina   4.1    *        Texas            2.4     *
             South Carolina   4.1   3.2       All others, each
             Arkansas         3.3   3.3         less than 2%  23.6   23.9
             Missouri         3.3   3.9                      100.0% 100.0%

             * less than 2%

   Loyal has approximately 500 actively producing agents.

   Annuity Investors Life Insurance Company ("AILIC")

   AILIC (formerly Carillon Life Insurance Company), located in Cincinnati, was acquired by the Company in 1994 to facilitate its entrance into the variable annuity market. Industry sales of variable annuities have increased substantially over the last ten years as investors have sought to obtain the returns available in the equity markets while enjoying the tax-deferred status of annuities. With a variable annuity, the earnings credited to the policy varies based on the investment results of the underlying investment options chosen by the policyholder. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options. Premiums directed to the variable options in policies issued by AILIC will be invested in funds managed by independent investment managers, including Dreyfus, Janus and Merrill Lynch. Variable annuities can be either tax-qualified or non-qualified and be funded with either a single premium payment or flexible premiums.

   In December 1995, AILIC obtained all approvals necessary to begin offering a group variable annuity. The first product is designed for sale to employees of school districts, hospitals and other not-for-profit organizations.
   AILIC expects to receive approvals in 1996 to begin marketing qualified and non-qualified individual variable annuities.

   As of February 29, 1996, AILIC was licensed to sell fixed annuities in 41 states and the District of Columbia and had licenses to sell variable annuities in 28 states and the District of Columbia. Applications have been filed to obtain licenses in the majority of the remaining states.

   Under federal law and the laws of many states, variable annuities are considered securities. As a result, variable annuities can be sold only by agents who possess the requisite securities licenses and are affiliated with a broker-dealer. Accordingly, not all agents who market fixed annuities also market variable annuities. AILIC intends to market its products through those members of the GALIC agency force who possess the requisite licenses as well as through new agents not currently licensed with GALIC. AILIC also intends to market its products through other distribution channels including broker-dealers and financial institutions. It is expected that Lifestyle Financial Investments, Inc. ("LFI") and Retirement Resources Group, Inc. ("RRG"), subsidiaries of AAG, will also market AILIC's products.

   Other Subsidiaries

   The Company owns several other insurance subsidiaries, none of which is currently writing new business. AAG may utilize one or more of these companies in the future to take advantage of specific product or distribution channel opportunities. Collectively, these insurance subsidiaries had statutory assets of $105 million at December 31, 1995.

   Several non-insurance subsidiaries market additional funeral products as well as administrative and co-operative purchasing services. One of these subsidiaries, International Funeral Associates ("IFA") is a co-operative buying service organization with approximately 1,900 independent members at year-end 1995. Including corporate members, total membership is approximately 3,000 funeral homes nationwide. IFA negotiates discounts with organizations that service the funeral industry; members of IFA are able to take advantage of these discounts, thereby enhancing their profitability through lower cost of goods and services.

   In addition to annuity and life insurance contracts, funeral contract funds may also be held in trust. Laurentian Investment Services, Inc. ("LIS") was established to provide financial services to funeral directors in managing funds held in trust. LIS offers a variety of services, including state master trusts, investment advisory services, administrative services, and combinations thereof. CSW Management Services, Inc. specializes in providing administrative services, including accounting, tax reporting, commission accounting and income and expense allocations, for funeral trust assets in excess of $100 million.

   AAG Securities, Inc. is a broker-dealer licensed to sell stocks, bonds, mutual funds and variable annuities through independent agents and financial institutions.

   In the last two years, AAG has developed two organizations designed to market GALIC products to previously underserved markets. LFI and its subsidiaries focus on the sale of single premium, non-qualified annuities through financial institutions. These companies concentrate their efforts on community banks primarily in the Midwest and Southeast. RRG was formed in 1995 to market annuities and investment products to employees of hospitals and not-for-profit organizations. Beginning in 1996, RRG intends to begin marketing products through credit unions with which Loyal already operates.

   Collectively, these non-insurance subsidiaries had assets of $3.6 million at December 31, 1995.

   Investments

   Investments comprise approximately 90% of assets and are the principal source of income. Fixed income securities (including policy loans, mortgage loans and short-term investments) comprise over 98% of the Company's investment portfolio.

   Risks inherent in connection with fixed income securities include loss upon default and market price volatility. Factors which can affect the market price of these securities include (i) creditworthiness of issuers, (ii) changes in market interest rates, (iii) the number of market makers and investors and (iv) defaults by major issuers of securities.

   The Company's investment strategy emphasizes high quality fixed income securities which management believes should produce a relatively consistent and predictable level of investment income.

   The insurance laws of each of AAG's life insurance subsidiaries' domiciliary states govern the types and amounts of investments which are permissible. These rules are designed to ensure the safety and liquidity of the insurers' investment portfolios by placing restrictions on the quality, quantity and diversification of permitted investments.

   The National Association of Insurance Commissioners ("NAIC") assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio at market value by NAIC designation (and comparable Standard & Poor's Corporation rating) at December 31:

             NAIC
             Rating Comparable S&P Rating            1995  1994
               1    AAA, AA, A                         64%   59%
               2    BBB                                31    35
                         Total investment grade        95    94
               3    BB                                  3     4
               4    B                                   2     2
               5    CCC, CC, C                          *     *
               6    D                                   *     -
                         Total non-investment grade     5     6
                         Total fixed maturities       100%  100%

   * less than 1%

   AAG's primary investment objective in selecting securities for its fixed maturity portfolio is to optimize interest yields while maintaining an appropriate relationship of maturities between assets and expected liabilities. The Company invests in bonds that have primarily intermediate-term maturities. This practice provides flexibility to respond to fluctuations in the marketplace.

   At December 31, 1995, the average maturity of AAG's fixed maturity investments was approximately 7 years (including mortgage-backed securities, which had an estimated average life of approximately 7-1/2 years). The table below sets forth the maturities of the Company's fixed maturity investments based on their carrying value.

             Maturity                                1995  1994
             One year or less                           1%    *
             After one year through five years         18    15%
             After five years through ten years        40    44
             After ten years                            9    13
                                                       68    72
             Mortgage-backed securities                32    28
                                                      100%  100%

   * less than 1%


   The following table shows the performance of AAG's investment portfolio, excluding equity investments in affiliates (dollars in millions):

                                                     1995    1994   1993
             Average cash and investments at cost  $5,220  $4,750 $4,455
             Gross investment income                  411     377    358
             Realized gains                            16       -     35

             Percentage earned:
               Excluding realized gains               7.9%    7.9%   8.0%
               Including realized gains               8.2%    7.9%   8.8%

   Independent Ratings

   The Company's principal insurance subsidiaries ("Insurance Companies") are rated by A.M. Best as follows:

                    GALIC     A  (Excellent)          Loyal     A- (Excellent)
                    AILIC     A  (Excellent)          Prairie   B+ (Very Good)

   In addition, GALIC is rated AA- (very high claims paying ability) by Duff & Phelps.

   In evaluating a company's financial and operating performance, independent rating agencies review the company's (i) profitability, (ii) leverage and liquidity, (iii) book of business, (iv) quality and estimated market value of assets, (v) adequacy of policy reserves and (vi) experience and competency of management. Such ratings generally are based on factors of concern to policyholders and agents and are not directed toward the protection of investors.

   Management believes that the ratings assigned by independent insurance rating agencies are important because potential policyholders often use a company's rating as an initial screening device in considering annuity products. Management also believes that the majority of purchasers of 403(b) annuities would not be willing to purchase annuities from an issuer that had an A.M. Best rating below certain levels. In addition, some school districts, hospitals and banks do not allow insurers with an A.M. Best rating below certain levels to sell annuity products through their institutions.

   Management believes that a rating in the "A" category is necessary for GALIC to successfully market tax-deferred annuities to public education employees and other not-for-profit groups, the markets in which GALIC competes.

   Prairie and Loyal compete in markets other than the sale of tax-deferred annuities. While ratings are an important factor in competition between insurers in Prairie's and Loyal's markets, management believes that insurers can successfully compete in these markets with ratings of "B+" (Very Good) or better.

   Ratings are less of a competitive factor in the variable annuity market in which AILIC competes, in part because a substantial portion of the insurers' assets are invested in the mutual funds which underlie the variable annuities rather than in the insurers' general accounts.


   Although management of AAG believes that its Insurance Companies' ratings are very stable, those companies' operations could be materially adversely affected by a downgrade in ratings.

   Competition

   The Insurance Companies operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including (i) ratings, (ii) financial strength, (iii) reputation, (iv) service to policyholders, (v) product design (including interest rates credited), (vi) commissions and (vii) service to agents. Since policies are marketed and distributed primarily through independent agents, the Insurance Companies must also compete for agents. Management believes that consistently targeting the same market and emphasizing service to agents and policyholders provides a competitive advantage.

   More than 100 insurance companies offer tax-deferred annuities. No single insurer dominates the marketplace. Competitors include (i) individual insurers and insurance groups, (ii) mutual funds and (iii) other financial institutions of varying sizes. Some of these are mutual insurance companies having competitive advantages in that all of their profits inure to their policyholders, and many of which possess financial resources substantially in excess of those available to AAG's Insurance Companies. In a broader sense, AAG's Insurance Companies compete for retirement savings with a variety of financial institutions offering a full range of financial services. Financial institutions have demonstrated a growing interest in marketing investment and savings products other than traditional deposit accounts. In addition, recent judicial and regulatory decisions have expanded powers of financial institutions in this regard. It is too early to predict what impact, if any, these developments will have on the Insurance Companies.

   In recent years, several proposals have been made to change the federal income tax system. These proposals have included a flat tax rate and various types of consumption taxes. Many of these proposals include changes in the method of treating investment income and tax-deferred income. It is impossible to predict the effect on the Company's business of the adoption of one of these new tax systems. To the extent that a new system reduces or eliminates the tax-deferred status of annuities, the Company's business could be adversely affected.

   Regulation

   The Insurance Companies are subject to comprehensive regulation under the insurance laws of their states of domicile and the other states in which they operate. These laws, in general, require approval of the particular insurance regulators prior to certain actions such as the payment of dividends in excess of statutory limitations, continuing service arrangements with affiliates and certain other transactions. Regulation and supervision are administered by a state insurance commissioner who has broad statutory powers with respect to granting and revoking licenses, approving forms of insurance contracts and determining types and amounts of business which may be conducted in light of the financial strength and size of the particular company.

   State insurance departments periodically examine the business and accounts of the Insurance Companies and require such companies to submit detailed annual financial statements prepared in accordance with statutory requirements. State insurance laws also regulate the character of each insurance company's investments, reinsurance and security deposits.


   The Insurance Companies may be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The incurrence and amount of such assessments have increased in recent years. In connection with the Company's 1992 purchase of GALIC from Great American Insurance Company ("GAI"), a subsidiary of AFG, GALIC's costs for state guaranty funds are set at $1 million per year for a five-year period with respect to insurance companies in receivership, rehabilitation, liquidation or similar situations at December 31, 1992. For any year in which GALIC pays more than $1 million to the various states, with respect to such companies, GAI will reimburse GALIC for the excess assessments. For any year in which GALIC pays less than $1 million, AAG will pay GAI the difference between $1 million and the assessed amounts. GALIC paid $2.2 million and $2.0 million in assessments in 1995 and 1994,
   respectively.   Accordingly, GALIC recorded receivables from GAI of $1.2
   million for 1995 and $1.0 million for 1994.

   While the Ohio Department of Insurance is GALIC's principal regulatory agency, GALIC is also deemed to be "commercially domiciled" in California based on past premium volume written in the state. As a result, GALIC is subject to certain provisions of the California Insurance Holding Company laws, particularly those governing the payment of stockholder dividends, changes in control and intercompany transactions. An insurer's status as "commercially domiciled" is determined annually under a statutory formula. GALIC's status may change in California in the future if its premium volume there decreases to below 20% of its overall premium volume over the most recent three years.

   The NAIC is an organization comprised of the chief insurance regulator for each of the 50 states and the District of Columbia. One of its major roles is to develop model laws and regulations affecting insurance company operations and encourage uniform regulation through the adoption of such model laws in all states. As part of the overall insurance regulatory process, the NAIC forms numerous task forces to review, analyze and recommend changes to a variety of areas affecting both the operating and financial aspects of insurance companies. Recently, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and their holding company systems. In light of recent legislative developments, the NAIC and state insurance regulators have also become involved in a process of re-examining existing laws and regulations and their application to insurance companies. Legislation has also been introduced in Congress which could result in the federal government's assuming some role in the insurance industry, although none has been enacted to date.

   In 1990, the NAIC began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over 15 regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 31, 1995, 46 states and the District of Columbia were accredited, including the states of domicile of AAG's principal subsidiaries.



   In December 1992, the NAIC adopted a model law enacting risk-based capital formulas which became effective in 1993. The model law sets thresholds for regulatory action, and currently each of the Insurance Companies' capital significantly exceeds risk-based capital requirements. If more stringent risk-based capital rules are adopted in the future, the Insurance Companies' ability to pay dividends could be adversely affected.

   The maximum amount of dividends which can be paid to stockholders by life insurance companies domiciled in the State of Ohio without prior approval of the Ohio Insurance Commissioner is the greater of 10% of policyholder surplus or prior year's "net income", but only to the extent of earned surplus as of the preceding December 31.

   Under California law, approval is required for dividends which exceed the greater of 10% of statutory surplus or prior year's "net gain from operations", but only to the extent of statutory earned surplus as of the preceding December 31.

   Since 1991, the NAIC and some states have adopted additional requirements relating to the marketing and sale of non-traditional life insurance and annuities. To date, these additional requirements have not had a material impact on GALIC's business. In December 1994, the NAIC adopted Actuarial Guideline 33 (formerly called GGG), which clarifies the minimum statutory reserving requirements for some annuity products. The impact of this new reserving requirement is that GALIC added $17 million to its statutory reserves as of December 31, 1995, as part of a three year phase-in allowed by this guideline and approved by the Ohio Department of Insurance. Management believes that these additional reserves are redundant and result in additional conservatism in GALIC's statutory reserves. In connection with AAG's purchase of GALIC, GAI is obligated to neutralize the financial effects of any such guidelines on GALIC's statutory earnings and capital.
   In satisfaction of its obligation, (i) GAI agreed to purchase, at AAG's option, up to $57 million of AAG Preferred Stock and (ii) terms of GALIC's investment management services contract with AFG were modified to reduce the fees owed under certain circumstances. On December 31, 1995, GAI purchased $17 million of newly issued Series B Preferred Stock from AAG; the proceeds from this sale were contributed to GALIC.

   The NAIC has under consideration numerous proposals related to the marketing and sale of annuity products. In addition, the NAIC is considering a model law covering insurance companies' investments.

   Many of the Company's other subsidiaries are subject to regulation by various state and federal regulatory authorities. LFI and RRG are licensed as insurance agencies in various states, which subject them to licensing, record keeping and similar requirements. AAG Securities is subject to the rules of the National Association of Securities Dealers, Inc. and the laws of the states in which it transacts business.

   Discontinued Manufacturing Operations

   AAG is the successor to STI Group, Inc., formerly known as Sprague Technologies, Inc. ("STI"). STI was formed in May 1987 by American Premier Underwriters, Inc., formerly known as The Penn Central Corporation, for the purpose of divesting its electronics components businesses. STI subsequently sold substantially all of its assets and retired its debt, netting approximately $100 million in cash and cash equivalents.

   Certain manufacturing facilities are still owned by the Company. See "Properties" below.


   Employees

   As of December 31, 1995, AAG and its subsidiaries employed approximately 850 persons. None of the employees are represented by a labor union. AAG believes that its employee relations are satisfactory.


                                      ITEM 2

                                    Properties

   Location

   AAG and GALIC rent office space in Cincinnati totaling approximately 105,000 square feet under leases expiring in 1996 through 1999. Several of the Company's non-insurance subsidiaries lease marketing and administrative offices in locations throughout the United States.

   Loyal's home office building in Mobile, Alabama, contains approximately 89,000 square feet, of which approximately two-thirds is utilized for Company purposes. The remainder of the building is leased to unaffiliated tenants.

   Prairie's home office building in Rapid City, South Dakota, contains approximately 44,000 square feet, of which approximately three-fourths is utilized for Company purposes. The remainder of the building is leased to unaffiliated tenants. Prairie also leases marketing and administrative space in several locations throughout the United States.

   Management believes that its corporate offices are generally well maintained and adequate for the Company's present needs.

   The remaining material properties of the Company's former manufacturing operations are listed below.
                                                                      Lease
                               Interior                            Expiration
     Location                 Square Feet           Use            (if leased)
     North Adams, MA            154,000    Manufacturing facility    Owned
     Hudson, NH                 121,400    Manufacturing facility  March 2003
     Longwood, FL                60,000    Manufacturing facility    Owned
     North Adams, MA             44,000    R & D facility            Owned

   These facilities are currently being leased to companies using them for manufacturing operations. The Company is attempting to sell these facilities.

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

   Based on the costs incurred by the Company over the past several years and discussions with its independent environmental consultants, management believes that reserves recorded are sufficient in all material respects to satisfy the estimated liabilities. However, the regulatory standards for clean-up are continually evolving and may impose more stringent requirements. In addition, many of the environmental investigations at the Company's former operating locations and third-party sites are still preliminary, and where clean-up plans have been proposed, they have not yet received full approval from the relevant regulatory agencies. Further, the presence of Company-generated wastes at third-party disposal sites exposes the Company to joint and several liability for the potential additional costs of cleaning up wastes generated by others. Accordingly, there can be no assurance that the costs of environmental clean-up for the Company may not be significantly higher in future years, possibly necessitating additional charges.

   There are certain other claims involving the Company, including claims relating to the generation, disposal or release into the environment of allegedly hazardous substances. In management's opinion, the outcome of these claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

   In 1991, the Company identified possible deficiencies in procedures for reporting quality assurance information to the Defense Electronics Supply Center with respect to AAG's former manufacturing operations. Over the last several years, AAG has been engaged in negotiations with the United States Government with respect to settlement of claims the Government might have arising out of these reporting deficiencies. AAG believes it has sufficient reserves to cover the estimated settlement amount of these claims. (See Notes I and L to Consolidated Financial Statements.)

   AAG is subject to other litigation and arbitration in the normal course of business. AAG is not a party to any material pending litigation or arbitration.

                                     PART II

                                      ITEM 5

                      Market for Registrant's Common Equity
                         and Related Stockholder Matters

   AAG's Common Stock is listed and traded principally on the New York Stock Exchange ("NYSE") under the symbol AAG. On February 29, 1996, there were approximately 9,000 holders of record of Common Stock. The following table sets forth the range of high and low sales prices for the Common Stock on the NYSE Composite Tape.

                                     1995                 1994
                                 High      Low        High      Low
     First Quarter             $10.38   $ 9.38      $10.63    $8.75
     Second Quarter             10.25     9.13       10.00     8.38
     Third Quarter              11.13     9.50       10.00     8.88
     Fourth Quarter             12.00    10.63        9.63     8.88

   AAG's dividend paying capability is limited by certain customary debt covenants to amounts based on cumulative earnings and losses, debt repurchases, capital transactions and other items. The Company paid annual dividends of $.07 per share in 1995 and $.06 per share in 1994. Although no future dividend policy has been determined, management believes the Company will continue to have the capability to pay similar dividend amounts.

   In August 1995, AAG sold 3.92 million shares of Common Stock at $9.50 per share under a rights offering to existing shareholders.

                                      ITEM 6

                             Selected Financial Data

   The following financial data have been summarized from, and should be read in conjunction with, the Company's consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The data reflects the purchase of GALIC as of December 31, 1992 (as indicated by the vertical line) and the acquisition of Laurentian as of November 13, 1995 (in millions, except per share amounts).

   Income Statement Data:              1995    1994    1993     1992    1991
   Total revenues                    $439.6  $372.7  $388.9     $3.6    $1.9
   Income (loss) from continuing
     operations                        58.7    40.9    53.0     (9.0)   (4.7)
   Loss from discontinued operations   (3.2)   (2.6)   (9.6)   (16.8)  (47.8)
   Extraordinary items                 (0.2)   (1.7)   (3.4)      -       -
   Changes in accounting principle       -     (0.5)     -      (3.1)     -
   Net income (loss)                 $ 55.3  $ 36.1  $ 40.0   ($28.9) ($52.5)

   Earnings (loss) per common share:
     Continuing operations            $1.45   $1.05   $1.41   ($0.50) ($0.26)
     Discontinued operations          (0.08)   (.07)   (.27)    (.94)  (2.66)
     Extraordinary items                 -     (.05)   (.10)      -       -
     Changes in accounting principles    -     (.01)     -      (.17)     -
     Net income (loss)                $1.37   $0.92   $1.04   ($1.61) ($2.92)

   Cash dividends per common share    $0.07   $0.06   $0.05    $0.05   $0.05

   Balance Sheet Data:
   Total assets                    $6,611.0$5,089.9$4,913.8 $4,480.4  $170.1
   Notes payable                      167.7   183.3   225.9    230.9    27.9
   Net unrealized gains (losses)
     included in stockholders' equity  89.3   (29.0)   56.9     28.4      -
   Total stockholders' equity         429.3   204.4   250.3    186.6   108.5



   Selected Financial Data of GALIC Prior to its Acquisition by AAG
   (in millions)

   Income Statement Data:
   Total revenues                         *       *       *   $342.5  $402.6
   Income from continuing operations      *       *       *     49.2   103.0
   Net income *                           *       *    42.5     64.3

   Balance Sheet Data:
   Total assets                           *       *       *        *$4,685.5
   Net unrealized gains (losses)
     included in stockholders' equity     *       *       *        *    (5.5)
   Total stockholders' equity             *       *       *        *   358.2

   * Included in the AAG data above.

   On December 31, 1992, the Company purchased 100% of the capital stock of GALIC from GAI for $468 million. The purchase was financed with (a) $230 million of borrowings, (b) $156 million of new equity raised from the sale of common and preferred stock to GAI, and (c) available cash. AFG, the parent of GAI, beneficially owned approximately 81% of AAG's Common Stock at February 29, 1996.


                                      ITEM 7

                       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations

   General

   Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of the financial condition and results of operations of American Annuity Group, Inc. ("AAG" or "the Company"). This discussion should be read in conjunction with the financial statements beginning on page F-1.

   AAG is organized as a holding company with nearly all of its operations being conducted by its subsidiaries. The parent corporation, however, has continuing expenditures for administrative expenses, corporate services, liabilities in connection with discontinued operations and, most importantly, for the payment of interest and principal on borrowings. Since its continuing business is financial in nature, AAG does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

   Liquidity and Capital Resources

   Ratios AAG's ratio of earnings to fixed charges was 6.0 in 1995, 4.0 in 1994 and 4.7 in 1993. The ratio of AAG's consolidated debt to equity excluding the effects of unrealized gains and losses on stockholders' equity was .49, .79 and 1.17 at December 31, 1995, 1994 and 1993, respectively. These same ratios including the effects of unrealized gains and losses were .39, .90 and .90, respectively.

   The National Association of Insurance Commissioners' ("NAIC") model law for risk-based capital ("RBC") formulas determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 1995, the capital ratios of each of AAG's principal insurance subsidiaries exceeded the RBC requirements by substantial amounts.

   Sources and Uses of Funds On December 31, 1992, AAG acquired Great American Life Insurance Company ("GALIC") for $468 million. To finance the acquisition, AAG used cash on hand, issued $156 million of Common and Preferred Stock to Great American Insurance Company ("GAI") and borrowed $230 million. The Company refinanced substantially all of that indebtedness with the proceeds of the sale of $125 million principal amount of 11-1/8% Notes in February 1993 and $100 million principal amount of 9-1/2% Notes in August 1993.

   In 1994, management concluded that the Company's operations would benefit from a reduction in total indebtedness and the resulting reduction in debt service requirements. The perceived benefits included (i) the ability to retain cash to be utilized to expand the Company's operations, and (ii) the prospect for better ratings for the Company's insurance subsidiaries. As a result, in March 1994, AAG began to acquire its outstanding indebtedness, primarily through privately negotiated transactions. In total (through February 1996), the Company has repurchased $104 million principal amount of Notes. The total consideration paid in these transactions was 810,000 shares of the Company's Common Stock and $98 million in cash.


   The Company has financed a portion of the cost of its Note repurchases with borrowings under its line of credit with a group of commercial banks. The line of credit matures in 1999; the Company has no other scheduled principal maturities until 2001.

   The November 1995 acquisition of Laurentian Capital Corporation ("LCC") was funded primarily with internal funds supplemented by bank borrowings and the proceeds of the August stock offering.

   In December 1995, AAG sold $17 million of newly issued 8.5% Series B Preferred Stock to GAI. (See Note N to Consolidated Financial Statements.)

   AAG's ability to pay interest and principal on its debt, dividends on its preferred stock, obligations related to the Company's discontinued manufacturing operations and other holding company costs is dependent on payments from GALIC in the form of capital distributions and income tax payments. In 1995, AAG received $41.0 million in tax allocation payments and $54.2 million in capital distributions from GALIC. In 1995, AAG made capital contributions of $31.5 million to GALIC.

   The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. In addition, any dividend or distribution paid from other than earned surplus is considered an extraordinary dividend and may be paid only after regulatory approval. (See Note M to Consolidated Financial Statements.) The maximum amount of dividends payable by GALIC in 1996 without prior regulatory approval is approximately $58.6 million. In January 1996, GALIC paid a capital distribution of $11.0 million to AAG.

   Based upon the current level of operations and anticipated growth, AAG believes that it will have sufficient resources to meet its liquidity requirements.

   Investments Insurance laws restrict the types and amounts of investments which are permissible for life insurers. These restrictions are designed to ensure the safety and liquidity of insurers' investment portfolios. The NAIC is still considering the formulation of a model investment law. The formulation is in the preliminary stages and management believes its impact on AAG's operations will not be material.

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At December 31, 1995, 95% of AAG's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that the high credit quality of AAG's investment portfolio should generate a stable and predictable investment return.

   AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised over 98% of its investment portfolio at December 31, 1995. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities. At December 31, 1995, AAG had approximately $242 million in net unrealized gains on its fixed maturity portfolio compared to net unrealized losses of $279 million at December 31, 1994. This increase, representing approximately 10% of the carrying value of AAG's bond portfolio, resulted from a decrease in the general level of interest rates.

   At December 31, 1995, AAG had approximately 1.7% of total assets invested in mortgage loans and real estate. The majority of these investments were purchased within the last three years.

   At December 31, 1995, AAG's mortgage-backed securities ("MBSs") portfolio represented approximately 32% of fixed maturity investments compared to 28% at December 31, 1994. This increase resulted from the acquisition of LCC, which had a higher concentration of invested assets in MBSs. As of December 31, 1995, interest only (I/O), principal only (P/O) and other "high risk" MBSs represented less than six-tenths of one percent of total assets. AAG invests primarily in MBSs which have a reduced risk of prepayment. In addition, the majority of MBSs held by AAG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will minimize the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

   Approximately 90% of AAG's MBSs are rated "AAA" with substantially all being of investment grade quality. The majority are collateralized by GNMA, FNMA and FHLMC single-family residential pass-through certificates. The market in which these securities trade is highly liquid. Aside from interest rate risk, AAG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   Results of Operations

   General The results of LCC and its principal subsidiaries, Prairie States Life Insurance Company ("Prairie") and Loyal American Life Insurance Company ("Loyal"), are included in the Company's income statement subsequent to their acquisition on November 13, 1995.

   The following table (in millions) illustrates the Company's net operating earnings, as analyzed by management.

      AAG (Consolidated):                           1995    1994     1993
      Revenues per income statement               $439.6  $372.7   $388.9
      Less realized (gains) losses                 (15.7)    0.1    (35.5)
        Operating revenues                         423.9   372.8    353.4
      Costs and expenses per income statement     (348.9) (309.5)  (308.9)
      Less provision for GALIC relocation expenses    -       -       8.0
        Operating expenses                        (348.9) (309.5)  (300.9)
      Operating earnings before taxes               75.0    63.3     52.5
      Income tax expense                            26.5    22.3     17.4
            Net operating earnings                $ 48.5  $ 41.0   $ 35.1

   Management believes net operating earnings (or "core" earnings) is helpful in comparing the operating performance of AAG with that of similar companies. Net operating earnings for 1995 and 1994 were up 18% and 17%, respectively, over the comparable prior years. Net operating earnings should not be considered an alternative to net income as an indication of AAG's overall performance.

   Annuity receipts for GALIC were as follows (in millions):

     GALIC:                                       1995    1994     1993
     Annuity receipts:
       Flexible Premium Deferred Annuities:
         First year                               $ 42    $ 39     $ 47
         Renewal                                   196     208      223
                                                   238     247      270
       Single Premium Deferred Annuities           219     196      130
            Total annuity receipts                $457    $443     $400

   GALIC's annuity receipts have increased primarily on the strength of sales of newly introduced single premium products and the development of new single premium distribution channels.

   Life, Accident and Health Premiums and Benefits Life, accident and health revenues and expenses reflect primarily premiums and benefits of Prairie and Loyal since their acquisition in November 1995.

   Net Investment Income Net investment income increased 9% in 1995 and 5% in 1994 due primarily to an increase in the Company's average invested asset base. Investment income is reflected net of investment expenses of $5.4 million in 1995, and $4.9 million in both 1994 and 1993.

   Realized Gains Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies.

   Equity in Net Earnings (Loss) of Affiliate Equity in net earnings (loss) of affiliate represents AAG's proportionate share of Chiquita's earnings (losses). Chiquita reported income before extraordinary items for 1995 of $17 million compared to losses before extraordinary items of $49 million for 1994 and $51 million in 1993.

   Annuity Benefits Annuity benefits reflects primarily interest credited to annuity policyholders' funds accumulated. All of GALIC's products are fixed rate annuities which permit GALIC to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% to 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread without a substantial effect on persistency. Annuity benefits increased 5% in 1995 and 6% in 1994 primarily due to an increase in average annuity benefits accumulated.

   Amortization of Insurance Acquisition Costs Amortization of insurance acquisition costs increased to $12.7 million in 1995 from $7.1 million in 1994 due primarily to an increase in the average balance of deferred policy acquisition costs ("DPAC").

   DPAC amortization decreased 52% in 1994. This decrease reflects evaluations during 1993 and 1994 of DPAC assumptions, which resulted in updating certain factors, primarily the time frame over which DPAC is amortized. The time frame was extended to more accurately reflect the estimated lives of policies and the expected gross profits resulting from these policies. The overall effect of the evaluations was to increase the estimated effective lives of the policies from approximately five years to approximately ten years. Estimates of lives and expected gross profits were refined based on actual experience of the Company.

   Interest on Borrowings and Other Debt Expenses Interest on borrowings decreased 18% in 1995 and 5% in 1994 due to repurchases of debt during 1995 and 1994. (See Note G to Consolidated Financial Statements.)

   Other Expenses Other expenses increased 35% in 1995, reflecting additional costs for Guaranty Association fees and expanded distribution networks, and the operating and general expenses of Prairie and Loyal. In 1994, other expenses increased 13%. Additional costs for information systems, communications, rent and new distribution networks were partially offset by lower employee costs; 1993 employee costs were unusually high due to the temporary staff required for the relocation of operations from Los Angeles to Cincinnati.

   Discontinued Operations The Company has sold all of its former manufacturing operations. Certain properties utilized in the former manufacturing operations continue to be held for sale, many of which are currently leased to companies using them for manufacturing operations.

   The Company has certain obligations related to its former business activities. Among these obligations are the funding of pension plans, environmental costs, settlement of government claims, lease payments for a former plant site, certain retiree medical benefits, and certain obligations associated with the sales of the Company's manufacturing operations. (See Notes I and L to Consolidated Financial Statements.)

   Extraordinary Items Extraordinary items reflect AAG's losses, net of tax, on retirements of its debt in 1995 ($150,000), 1994 ($1.0 million) and 1993 ($3.4 million). In addition, AAG recorded a pretax charge of $1.1 million ($700,000 net of tax), representing AAG's proportionate share of Chiquita's extraordinary loss on the retirement of certain debt in 1994.

   Accounting Change Effective January 1, 1994, AAG implemented Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits", and recorded a pretax charge of $740,000 ($481,000, net of tax) for the projected future costs of providing certain benefits to employees of GALIC.

                                      ITEM 8

                   Financial Statements and Supplementary Data

                                                                  PAGE

   Report of Independent Auditors                                  F-1

   Consolidated Balance Sheet:
     December 31, 1995 and 1994                                    F-2

   Consolidated Income Statement:
     Years Ended December 31, 1995, 1994 and 1993                  F-3

   Consolidated Statement of Changes in Stockholders' Equity:
     Years Ended December 31, 1995, 1994 and 1993                  F-4

   Consolidated Statement of Cash Flows:
     Years Ended December 31, 1995, 1994 and 1993                  F-5


   Notes to Consolidated Financial Statements                      F-6

   "Selected Quarterly Financial Data" has been included in Note O to the Consolidated Financial Statements.


                                     PART III

   The information required by the following Items will be included in AAG's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end and is herein incorporated by reference:

   ITEM 10     Directors and Executive Officers of the Registrant


   ITEM 11     Executive Compensation


   ITEM 12     Security Ownership of Certain Beneficial Owners and Management


   ITEM 13     Certain Relationships and Related Transactions


                          REPORT OF INDEPENDENT AUDITORS

   Board of Directors
   American Annuity Group, Inc.

   We have audited the accompanying consolidated balance sheets of American Annuity Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Annuity Group, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   As discussed in Note B to the consolidated financial statements, the Company made an accounting change in 1994.




                                                     Ernst & Young LLP


   Cincinnati, Ohio
   February 29, 1996


                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                         December 31,
                                                       1995      1994
   Assets
     Investments:
       Fixed maturities:
         Held to maturity - at amortized cost
          (market - $2,600.0 and $3,062.4)         $2,497.2  $3,273.7
         Available for sale - at market
          (amortized cost - $2,787.6 and $1,326.4)  2,926.6   1,258.6
       Equity securities - at market
          (cost - $14.1 and $10.7)                     32.6      21.7
       Investment in affiliate                         20.3      20.8
       Mortgage loans on real estate                   70.4      47.2
       Real estate                                     39.9      28.0
       Policy loans                                   241.4     185.5
       Short-term investments                         140.7      26.0
         Total investments                          5,969.1   4,861.5

     Cash                                              28.7      36.7
     Accrued investment income                         87.4      77.7
     Unamortized insurance acquisition costs, net     149.8      65.1
     Other assets                                     137.5      48.9
     Assets held in separate accounts                 238.5        -
         Total assets                              $6,611.0  $5,089.9

   Liabilities and Stockholders' Equity
     Annuity benefits accumulated                  $5,052.0  $4,618.1
     Life, accident and health benefit reserves       538.3      19.9
     Notes payable                                    167.7     183.3
     Payable to affiliates, net                        29.1      16.7
     Deferred taxes (benefits) on unrealized
       gains (losses)                                  48.0     (15.5)
     Accounts payable, accrued expenses and other
       liabilities                                    108.1      63.0
     Liabilities related to separate accounts         238.5        -
         Total liabilities                          6,181.7   4,885.5


     Series B Preferred Stock (at redemption value)    17.0        -
     Common Stock, $1 par value
       -100,000,000 shares authorized
       - 43,071,882 and 39,141,080 shares outstanding  43.1      39.1
     Capital surplus                                  361.1     330.8
     Accumulated deficit at December 31, 1992        (212.6)   (212.6)
     Retained earnings since January 1, 1993          131.4      76.1
     Unrealized gains (losses) on marketable
       securities, net of deferred income taxes and
       insurance adjustments                           89.3     (29.0)
         Total stockholders' equity                   429.3     204.4
         Total liabilities and
         stockholders' equity                      $6,611.0  $5,089.9




   See Notes to Consolidated Financial Statements.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)

                                              Year ended December 31,
                                               1995     1994     1993
   Revenues:
     Net investment income                   $405.5   $371.8   $353.3
     Realized gains (losses) on sales
       of investments                          15.7     (0.1)    35.5
     Life, accident and health premiums        15.7      2.2      2.4
     Equity in net earnings (loss) of
       affiliate                                0.1     (2.8)    (2.9)
     Other income                               2.6      1.6      0.6
                                              439.6    372.7    388.9
   Costs and Expenses:
     Annuity benefits                         254.7    241.9    228.6
     Life, accident and health benefits        13.2      1.5      1.7
     Amortization of insurance acquisition
       costs                                   12.7      7.1     14.7
     Interest on borrowings and other debt
       expenses                                17.6     21.4     22.6
     Provision for GALIC relocation expenses     -        -       8.0
     Other expenses                            50.7     37.6     33.3
                                              348.9    309.5    308.9
   Income from continuing operations before
     income taxes                              90.7     63.2     80.0
   Provision for income taxes                  32.0     22.3     27.0

   Income from continuing operations           58.7     40.9     53.0

   Discontinued operations, net of tax         (3.2)    (2.6)    (9.6)

   Income before extraordinary items and
     cumulative effect of accounting change    55.5     38.3     43.4

   Extraordinary items, net of tax             (0.2)    (1.7)    (3.4)
   Cumulative effect of accounting change,
     net of tax                                  -      (0.5)      -

   Net Income                                $ 55.3   $ 36.1   $ 40.0


     Preferred dividend requirement              -       0.9      3.6

     Net income applicable to Common Stock   $ 55.3   $ 35.2   $ 36.4


     Average common shares outstanding         40.5     38.1     35.1


   Earnings (loss) per common share:
     Continuing operations                    $1.45    $1.05    $1.41
     Discontinued operations                   (.08)    (.07)    (.27)
     Extraordinary items                         -      (.05)    (.10)
     Cumulative effect of accounting change      -      (.01)      -
     Net income                               $1.37    $0.92    $1.04


   Cash dividends per common share            $0.07    $0.06    $0.05
   See Notes to Consolidated Financial Statements.
                                       F-3



                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                               Year ended December 31,
                                               1995     1994     1993
   Preferred Stock:
     Balance at beginning of year            $   -    $ 29.9   $ 29.4
     Exchanged for Common Stock                  -     (30.0)      -
     Issued during the year                    17.0       -        -
     Accretion of discount                       -       0.1      0.5
       Balance at end of year                $ 17.0   $   -    $ 29.9


   Common Stock:
     Balance at beginning of year            $ 39.1   $ 35.1   $ 35.1
     Issued during the year                     4.0      4.0       -
       Balance at end of year                $ 43.1   $ 39.1   $ 35.1


   Capital Surplus:
     Balance at beginning of year            $330.8   $301.0   $306.3
     Common Stock issued during the year       33.3     33.0       -
     Common dividends declared                 (3.0)    (2.3)    (1.7)
     Preferred dividends declared                -      (0.8)    (3.1)
     Accretion of Preferred Stock discount       -      (0.1)    (0.5)
       Balance at end of year                $361.1   $330.8   $301.0


   Accumulated Deficit at December 31, 1992 ($212.6) ($212.6) ($212.6)


   Retained Earnings Since January 1, 1993:
     Retained earnings from January 1, 1993
       to beginning of year                  $ 76.1   $ 40.0   $   -
     Net income                                55.3     36.1     40.0
       Balance at end of year                $131.4   $ 76.1   $ 40.0


   Unrealized Gains (Losses), Net:
     Balance at beginning of year           ($ 29.0)  $ 56.9   $ 28.4
     Change during year                       118.3    (85.9)    28.5
       Balance at end of year                $ 89.3  ($ 29.0)  $ 56.9




   See Notes to Consolidated Financial Statements.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                               Year ended December 31,
                                               1995     1994     1993
   Cash Flows from Operating Activities:
   Net income                               $  55.3  $  36.1   $ 40.0
   Adjustments:
     Discontinued operations                    3.2      2.6      9.6
     Loss on retirement of debt                 0.2      1.7      3.4
     Cumulative effect of accounting change      -       0.5       -
     Increase (decrease) in life, accident
       and health reserves                     17.5     (1.4)    (0.6)
     Benefits to annuity policyholders        254.7    241.9    228.6
     Amortization of insurance acquisition
       costs                                   12.7      7.1     14.7
     Equity in net (earnings) loss of
       affiliate                               (0.1)     2.8      2.9
     Realized (gains) losses on
       investing activities                   (15.7)     0.1    (35.5)
     Increase in insurance acquisition costs  (34.9)   (30.5)   (28.0)
     Other, net                                (1.0)     1.5     (1.8)
                                              291.9    262.4    233.3
   Cash Flows from Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments          (1,107.5)(1,189.2)(2,015.1)
       Equity securities                         -      (0.7)    (5.6)
       Real estate, mortgage loans and
         other assets                         (22.6)   (27.9)   (59.3)
     Purchase of subsidiaries, net of
       cash acquired                          (55.2)   (14.0)      -
     Maturities and redemptions of
       fixed maturity
       investments                            147.1    238.2    379.2
     Sales of:
       Fixed maturity investments             768.5    621.9  1,202.0
       Equity securities                        2.0      4.8     30.6
       Real estate, mortgage loans and
         other assets                           8.2     27.2      2.5
     Increase in policy loans                  (6.1)   (16.1)    (8.1)
     Other, net                                  -        -       2.9
                                             (265.6)  (355.8)  (470.9)
   Cash Flows from Financing Activities:
     Annuity receipts                         457.5    442.7    400.1
     Annuity benefits and withdrawals        (412.8)  (321.0)  (337.9)
     Additions to notes payable                33.5     34.7    225.0
     Reductions of notes payable              (49.1)   (69.2)  (230.0)
     Issuance of Common Stock                  37.3       -        -
     Issuance of Preferred Stock               17.0       -        -
     Cash dividends paid                       (3.0)    (3.1)    (4.1)
                                               80.4     84.1     53.1

   Net increase (decrease) in cash and
     short-term investments                   106.7     (9.3)  (184.5)

   Beginning cash and short-term investments   62.7     72.0    256.5
   Ending cash and short-term investments   $ 169.4  $  62.7   $ 72.0


   See Notes to Consolidated Financial Statements.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   A.  DESCRIPTION OF THE COMPANY

   American Annuity Group, Inc. ("AAG" or "the Company") markets (i) individual and group annuities nationwide to the savings and retirement markets, (ii) individual life insurance and annuity policies with the sponsorship of state associations of funeral directors as well as individual funeral directors across the country and (iii) various forms of life, accident and health insurance and annuities through payroll deduction plans and financial institutions.

   AAG's parent, American Financial Corporation ("AFC"), was acquired by American Financial Group, Inc. ("AFG") in April 1995. AFG and its subsidiaries owned 35,059,995 shares (81%) of AAG's Common Stock at December 31, 1995.

   B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation The accompanying consolidated financial statements include the accounts of AAG and its subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to prior periods to conform to the current year's presentation.

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

   AAG's acquisition of Laurentian Capital Corporation ("LCC") in November 1995 was recorded as a purchase. The results of LCC's operations have been included in AAG's consolidated financial statements since its acquisition.

   Investments Debt securities are classified as "held to maturity" and reported at amortized cost if AAG has the positive intent and ability to hold them to maturity. Debt and equity securities are classified as "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity if the debt or equity securities are not classified as held to maturity or bought and held principally for selling in the near term. Only in certain limited circumstances, such as significant issuer credit deterioration or if required by insurance or other regulators, may a company change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future.

   In accordance with guidance issued by the Financial Accounting Standards Board in November 1995, AAG reassessed the classifications of its investment securities and transferred approximately $1.1 billion of its fixed maturity portfolio from "held to maturity" to "available for sale". The reclassification resulted in an increase of $55.6 million in the carrying value of fixed maturity investments and an increase of $36.1 million in stockholders' equity. The transfer had no effect on net earnings.

   Short-term investments are carried at cost; mortgage loans on real estate are generally carried at amortized cost; policy loans are stated at the aggregate unpaid balance.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

   Gains or losses on sales of securities are recognized at the time of disposition with the amount of gain or loss determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the carrying value of that investment is reduced. Premiums and discounts on mortgage-backed securities are amortized over their expected average lives using the interest method.

   Investment in Affiliate AAG's investments in equity securities of companies that are 20% to 50% owned by AFG and its subsidiaries are carried at cost, adjusted for a proportionate share of their undistributed earnings or losses.

   Insurance Acquisition Costs Unamortized insurance acquisition costs consist primarily of deferred policy acquisition costs and the present value of future profits of acquired companies.

       Deferred Policy Acquisition Costs ("DPAC") DPAC (principally commissions, advertising, underwriting, policy issuance and sales expenses that vary with and are primarily related to the production of new business) is deferred to the extent that such costs are deemed recoverable.

   Deferred costs related to annuities and universal life insurance products are amortized, with interest, in relation to the present value of expected gross profits on the policies. These expected gross profits consist principally of estimated future net investment income and surrender, mortality and other policy charges, less estimated future interest on policyholders' funds, policy administration expenses and death benefits in excess of account values. DPAC is reported net of unearned revenue relating to certain policy charges that represent compensation for future services. These unearned revenues are recognized as income using the same assumptions and factors used to amortize DPAC.

   Deferred costs related to traditional life and health insurance are amortized over the expected premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues were estimated using the same assumptions used for computing liabilities for future policy benefits.

   To the extent that realized gains and losses result in adjustments to the amortization of DPAC, such adjustments are reflected as components of realized gains.

   To the extent that unrealized gains (losses) from securities classified as "available for sale" would result in adjustments to DPAC, unearned revenues and policyholder liabilities had those gains (losses) actually been realized, such balance sheet amounts are adjusted, net of deferred taxes.

       Present Value of Future Profits Included in Insurance Acquisition Costs are amounts representing the present value of future profits on business in force of the acquired insurance companies, which represent the portion of the costs to acquire such companies that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. These amounts are amortized with interest over the estimated remaining life of the acquired policies for annuities and universal life products and over the expected premium paying period for traditional life and health insurance products.
                                       F-7



                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

   Annuity Benefits Accumulated Annuity receipts and benefit payments are generally recorded as increases or decreases in "annuity benefits accumulated" rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.

   Life, Accident and Health Benefit Reserves Liabilities for future policy benefits under traditional ordinary life, accident and health policies are computed using the net level premium method. Computations are based on anticipated investment yields (primarily 7%), mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves are modified as necessary to reflect actual experience and developing trends.

   The liability for future policy benefits for interest sensitive life policies is equal to the sum of the accumulated fund balances under such policies.

   Assets Held In and Liabilities Related To Separate Accounts Investment annuity deposits and related liabilities represent deposits maintained by several banks under a previously offered tax-deferred annuity program. The Company receives an annual fee from each bank for sponsoring the program; if depositors elect to purchase an annuity from the Company, funds are transferred to the Company.

   Income Taxes AAG, Great American Life Insurance Company ("GALIC") and all other 80%-owned U.S. non-life subsidiaries are consolidated with AFC for federal income tax purposes. The life insurance subsidiaries of LCC will file separate federal income tax returns through the year 2000.

   AAG and GALIC have separate tax allocation agreements with AFC which designate how tax payments are shared by members of the tax group. In general, both companies compute taxes on a separate return basis. GALIC is obligated to make payments to (or receive benefits from) AFC based on taxable income without regard to temporary differences. In accordance with terms of AAG's indentures, AAG receives GALIC's tax allocation payments for the benefit of AAG's deductions arising from current operations. If GALIC's taxable income (computed on a statutory accounting basis) exceeds a current period net operating loss of AAG, the taxes payable by GALIC associated with the excess are payable to AFC. If the AFC tax group utilizes any of AAG's net operating losses or deductions that originated prior to AAG's entering AFC's consolidated tax group, AFC will pay to AAG an amount equal to the benefit received.

   Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. The Company recognizes deferred tax assets if it is more likely than not that a benefit will be realized. Current and deferred tax assets and liabilities of companies in AFC's consolidated tax group are aggregated with other amounts receivable from or payable to affiliates.

   Life, Accident and Health Premiums and Benefits For traditional life, accident and health products, premiums are recognized as revenue when legally collectible from policyholders. Policy reserves have been established in a manner which allocates policy benefits and expenses on a basis consistent with the recognition of related premiums and generally results in the recognition of profits over the premium-paying period of the policies.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   For interest-sensitive life and universal life products, premiums are recorded in a policyholder account which is reflected as a liability. Revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and contract expenses. Surrender benefits reduce the account value. Death benefits are expensed when incurred, net of the account value.

   Debt Issuance Costs Debt expenses are amortized over the terms of the respective borrowings on the interest method.

   Statement of Cash Flows For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include annuity receipts, benefits and withdrawals and obtaining resources from owners and providing them with a return on their investments. All other activities are considered "operating". Short-term investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

   Benefit Plans AAG sponsors an Employee Stock Ownership Retirement Plan ("ESORP") covering all employees who are qualified as to age and length of service. The ESORP, which invests primarily in securities of AAG, is a trusteed, noncontributory plan for the benefit of the employees of AAG and its subsidiaries. Contributions are discretionary by the directors of AAG and are charged against earnings in the year for which they are declared. Qualified employees having vested rights in the plan are entitled to benefit payments at age 60.

   AAG and certain of its subsidiaries provide certain benefits to eligible retirees. Effective January 1, 1994, AAG implemented Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" which covers benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other Company plans. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

   C.  ACQUISITION

   On November 13, 1995, AAG acquired all of the outstanding shares of LCC. Its principal insurance subsidiaries were Prairie States Life Insurance Company ("Prairie") and Loyal American Life Insurance Company ("Loyal").

   AAG paid approximately $106 million for the outstanding common stock of LCC and repaid $45 million of LCC indebtedness concurrently with the acquisition. GALIC provided approximately $90 million of the purchase price in exchange for Prairie and Loyal. AAG funded the balance of the cost of acquiring LCC with the proceeds from a Common Stock rights offering completed in August 1995, borrowings under its line of credit, and cash on hand.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   The following table provides certain unaudited consolidated proforma results of operations assuming the acquisition of LCC had occurred at the beginning of each period presented (in millions, except per share amounts).

                                            1995      1994
     Total revenues                       $563.6    $500.6
     Income before extraordinary items      61.6      47.5
     Net income                             61.4      45.3
     Net income per share                   1.42      1.06

   D.  INVESTMENTS

   Fixed maturity investments at December 31, consisted of the following (in millions):
                                                     1995
                                              Held to Maturity
                                     Amortized    Market   Gross Unrealized
                                          Cost     Value   Gains     Losses
     U. S. Government and government
       agencies and authorities       $      -  $      - $     -       $  -
     Public utilities                    393.1     405.5    13.4       (1.0)
     Mortgage-backed securities          659.6     686.0    27.0       (0.6)
     All other corporate               1,444.5   1,508.5    64.1       (0.1)
                                      $2,497.2  $2,600.0  $104.5      ($1.7)

                                                     1995
                                               Available for Sale
                                     Amortized    Market   Gross Unrealized
                                          Cost     Value   Gains     Losses
     U. S. Government and government
       agencies and authorities       $  162.5  $  169.9  $  7.5     ($ 0.1)
     Public utilities                    227.7     239.1    12.1       (0.7)
     Mortgage-backed securities        1,045.2   1,073.8    32.2       (3.6)
     All other corporate               1,352.2   1,443.8    97.9       (6.3)
                                      $2,787.6  $2,926.6  $149.7     ($10.7)

                                                     1994
                                              Held to Maturity
                                     Amortized    Market   Gross Unrealized
                                          Cost     Value   Gains     Losses
     U. S. Government and government
       agencies and authorities       $      - $       -    $  -     $    -
     Public utilities                    461.2     424.0     0.8      (38.0)
     Mortgage-backed securities          721.0     657.9     0.1      (63.2)
     All other corporate               2,091.5   1,980.5     6.7     (117.7)
                                      $3,273.7  $3,062.4    $7.6    ($218.9)

                                                     1994
                                              Available for Sale
                                     Amortized    Market   Gross Unrealized
                                          Cost     Value   Gains     Losses
     U. S. Government and government
       agencies and authorities       $  130.3  $  125.3   $0.1      ($ 5.1)
     Public utilities                     66.2      63.7    0.2        (2.7)
     Mortgage-backed securities          604.6     564.8    0.7       (40.5)
     All other corporte                  525.3     504.8    2.2       (22.7)
                                      $1,326.4  $1,258.6   $3.2      ($71.0)

   "Investing activities" related to fixed maturity investments during 1995 included in AAG's Consolidated Statement of Cash Flows consisted of the following (in millions):

                                  1995                      1994
                     Held to  Available            Held to  Available
                    Maturity   for sale     Total  Maturity  for Sale     Total
     Purchases      ($280.7)   ($826.8) ($1,107.5) ($713.6)  ($475.6) ($1,189.2)
     Maturities and
        paydowns       50.5       96.6      147.1     54.8     183.4      238.2
     Sales              1.4      767.1      768.5      5.6     616.3      621.9
     Gross gains        0.8       23.2       24.0      0.8       7.9        8.7
     Gross losses      (0.6)      (8.3)      (8.9)    (1.0)     (9.8)     (10.8)


   Certain securities classified as "held to maturity" were sold for losses of $0.2 million in 1995 and $0.6 million in 1994, respectively, due to deterioration in the issuers' creditworthiness.

   Gross gains of $45.3 million and gross losses of $11.0 million were realized on sales of fixed maturity investments during 1993.


                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   The table below sets forth the scheduled maturities of AAG's fixed maturity investments based on carrying value as of December 31:

                                                   1995
                                             Held to Available            1994
             Maturity                       Maturity  for Sale Total     Total
          One year or less                       1%      *        1%        *
          After one year through five years     13       5%      18        15%
          After five years through ten years    18      22       40        44
          After ten years                        2       7        9        13
                                                34      34       68        72
          Mortgage-backed securities            12      20       32        28
                                                46%     54%     100%      100%

          * less than 1%

   Distribution based on market value is generally the same. Mortgage-backed securities had an expected average life of approximately 7-1/2 years at December 31, 1995.

   Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

   The carrying values of investments in any entity or mortgage-backed security ("MBS") issuer in excess of 10% of stockholders' equity at December 31, 1995, other than investments issued or guaranteed by the U.S. Government or government agencies, consisted of the following fixed maturity investments (in millions):

     Issuer                                                Amount
     Prudential Home MBS (18 different issues)             $118.9
     Residential Funding MBS (16 different issues)           96.3
     General Electric Capital MBS (10 different issues)      88.8
     Countrywide MBS (17 different issues)                   80.3
     Resolution Trust Corporation MBS                        58.2
     Securitized Asset Sales, Inc.                           56.1
     Georgia-Pacific Corporation                             43.6


                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   At December 31, 1995 and 1994, respectively, gross unrealized gains on marketable equity securities were $18.5 million and $11.1 million and gross unrealized losses were zero and $0.1 million. Realized gains and changes in unrealized appreciation on fixed maturity and equity security investments are summarized as follows (in millions):

                                    Fixed     Equity      Tax
                                  MaturitiesSecurities  Effects     Total
          1995
          Realized                  $ 15.1     $ 0.6   ($  5.5)   $ 10.2
          Change in unrealized       520.9       7.5    (184.9)    343.5

          1994
          Realized                 ($  2.1)    $ 2.0    $  0.0   ($  0.1)
          Change in unrealized      (485.3)     (2.1)    170.6    (316.8)

          1993
          Realized                  $ 34.3     $ 1.2   ($ 12.4)   $ 23.1
          Change in unrealized        88.6      10.9     (34.8)     64.7

   Major categories of net investment income were as follows (in millions):

                                        1995     1994    1993
          Fixed maturities            $405.2   $372.7  $354.8
          Other                          5.7      4.0     3.4
            Total investment income    410.9    376.7   358.2
          Investment expenses           (5.4)    (4.9)   (4.9)
            Net investment income     $405.5   $371.8  $353.3

   AAG's investment portfolio is managed by a subsidiary of AFG. Investment expenses included investment management charges of $4.7 million in 1995 and $4.4 million in both 1994 and 1993 which represented approximately one-tenth of one percent of AAG's invested assets in all three years.

   E.  INVESTMENT IN AFFILIATE

   Investment in affiliate (carrying value of $20.3 million at December 31, 1995) reflects AAG's 5% ownership (2.7 million shares) of the common stock of Chiquita Brands International ("Chiquita") which is accounted for under the equity method. AFG and its other subsidiaries owned an additional 39% interest in the common stock of Chiquita. Chiquita is a leading international marketer, processor and producer of quality food products. The market value of AAG's investment in Chiquita was approximately $36.7 million and $36.4 million at December 31, 1995 and 1994, and $41.8 million at February 29, 1996.

   Included in AAG's retained earnings (deficit) at December 31, 1995, was approximately $5.8 million applicable to equity in undistributed net losses of Chiquita.

   In the first quarter of 1994, AAG recorded a pretax extraordinary charge of $1.1 million ($0.7 million net of tax), representing its proportionate share of Chiquita's loss on the retirement of debt.




                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   F.  UNAMORTIZED INSURANCE ACQUISITION COSTS

   Unamortized insurance acquisition costs consisted of the following at December 31, (in millions):

                                                      1995       1994
          DPAC - annuities                          $224.6     $220.8
          DPAC - life policies                         3.6        3.1
          Present value of future profits acquired    73.4         -
          Unearned revenues                         (151.8)    (158.8)
                                                    $149.8     $ 65.1

   At December 31, 1995, the expected rate of amortization of the present value of future profits acquired for the next five years was as follows: 10% in 1996; 9% in 1997; 9% in 1998; 8% in 1999; and 7% in 2000.

   G.  NOTES PAYABLE

   Notes payable consisted of the following at December 31, (in millions):

                                                      1995       1994
          Direct obligations of AAG:
             11-1/8% Senior Subordinated Notes
                due February 2003                   $101.4     $103.9
             9-1/2% Senior Notes due August 2001      41.5       44.0
             Bank Credit Line due September 1999      20.5       30.0
          Subsidiary debt                              4.3        5.4
                 Total                              $167.7     $183.3

   AAG has a $75 million revolving credit agreement with four banks. Loans under the credit agreement bear interest at floating rates based on prime or Eurodollar rates and are collateralized by 25% of the Common Stock of GALIC. At December 31, 1995, the average rate on these borrowings was 6.83%.

   In the first two months of 1996, the Company repurchased $22.1 million principal amount of its 11-1/8% Senior Subordinated Notes realizing a pretax extraordinary loss of approximately $2.5 million.

   During 1995, AAG repurchased $2.4 million principal amount of its 11-1/8% Notes and $2.5 million principal amount of its 9-1/2% Notes. As a result of the repurchases, AAG realized a pretax extraordinary loss of $231,000.

   During 1994, AAG repurchased $21.1 million principal amount of its 11-1/8% Notes (including $3 million purchased by GALIC) and $56.0 million principal amount of its 9-1/2% Notes (including $11 million purchased by GALIC) in exchange for approximately $69 million in cash and 810,000 shares of its Common Stock. As a result of the repurchases, AAG realized a pretax extraordinary loss of $1.5 million ($1.0 million net of tax).

   In connection with the GALIC acquisition, AAG borrowed $180 million under a Bank Term Loan Agreement and $50 million under a Bridge Loan. In 1993, AAG sold $225 million principal amount of Notes to the public and used the proceeds to repay the Bank and Bridge Loans. As a result, AAG recorded an extraordinary loss of $5.2 million ($3.4 million net of tax) representing unamortized debt issue costs which were written off upon retirement of the bank debt.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   AAG has no scheduled principal payments on its 9-1/2% Notes and 11-1/8% Notes until 2001. Interest payments were $17.2 million in 1995, $23.2 million in 1994 and $11.7 million in 1993.

   H.  STOCKHOLDERS' EQUITY

   The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

   On December 28, 1995, AAG sold 170,000 shares of newly issued Series B Preferred Stock to Great American Insurance Company ("GAI") for $17 million. (See Note N to Consolidated Financial Statements.) The Series B Preferred Stock has a redemption value of $100 per share and is redeemable at AAG's option. Dividends are cumulative and payable at the rate of $8.50 per share per annum.

   In August 1995, AAG sold 3.92 million shares of common stock at $9.50 per share under a rights offering to existing shareholders.

   On March 31, 1994, AAG issued approximately 3.2 million shares of Common Stock to GAI in exchange for all of AAG's outstanding $7.00 Series A Preferred shares.

   AAG's dividend paying capability is limited by certain customary debt covenants to amounts based on cumulative earnings and losses, debt repurchases, capital transactions and other items.

   I.  DISCONTINUED OPERATIONS

   All of the Company's former manufacturing businesses are reported as discontinued operations. During 1995, the Company's last manufacturing unit, Electromag NV, was sold and no gain or loss was recognized on the sale.

   In 1995, AAG recorded a $5.0 million pretax charge for discontinued operations. This charge represents primarily additional reserves related to possible deficiencies by AAG's predecessor in reporting quality assurance information in connection with certain military related sales prior to 1991.

   In 1994, AAG recorded a $4.0 million pretax charge for discontinued operations, primarily related to environmental liabilities. In 1993, the pretax loss from discontinued operations was $14.8 million which included charges for employee related obligations of approximately $9.7 million resulting primarily from a decrease in the discount rate used to calculate pension obligations. The remaining charges reflected additional write-downs and other estimated expenses associated with the Company's former manufacturing properties.

   The Company has a defined benefit pension plan covering former U.S. employees of its discontinued manufacturing operations. Pension benefits are based upon past service with the Company and compensation levels. Contributions are made by the Company in amounts necessary to satisfy requirements of ERISA. At December 31, 1995, the actuarial value of the benefit obligations, discounted at 6.75%, exceeded the plan assets by $11.8 million, which has been included in other liabilities in the balance sheet.


                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   J.  INCOME TAXES

   Provision for income taxes consisted of (in millions):

                                              1995     1994     1993
                       Federal:
                         Current             $31.9    $21.2    $27.4
                         Deferred             (1.7)    (1.4)    (7.4)
                              Total          $30.2    $19.8    $20.0

   The significant components of deferred tax assets and liabilities, excluding the effects of unrealized gains and losses on marketable securities, included in the Consolidated Balance Sheet were as follows (in millions):

                                               December 31,
                                              1995     1994
          Deferred tax assets:
            Net operating loss carryforwards $46.7    $47.6
            Accrued expenses                  13.9     13.3
            Investment securities, including
              affiliate                       36.7     31.1
            Valuation allowance for deferred
              tax assets                     (48.4)   (50.6)

          Deferred tax liabilities:
            Unamortized insurance
              acquisition costs              (52.4)   (20.8)
            Policyholder liabilities         (17.1)   (12.8)

   At December 31, 1995, AAG had net operating loss carryforwards for federal income tax purposes of approximately $131 million which are scheduled to expire as follows: $1 million in 1996; $130 million in 2001 through 2005.

   K.  LEASES

   Leases relate principally to certain administrative facilities and discontinued operations. Future minimum lease payments, net of sublease revenues, under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 1995 are payable as follows: 1996 - $2.0 million; 1997 - $1.8 million; 1998 - $1.2 million;
   1999 - $780,000; 2000 - $510,000; 2001 and beyond - $1.2 million.

   Rental expense for operating leases was $1.6 million in 1995, $1.7 million in 1994 and $900,000 in 1993.

   L.  CONTINGENCIES

   The Company is continuing its clean-up activities at certain of its former manufacturing operations and third-party sites, in some cases in accordance with consent agreements with federal and state environmental agencies. Changes in regulatory standards and further investigations could affect estimated costs in the future. Management believes that reserves recorded are sufficient to satisfy the known liabilities and that the ultimate cost will not, individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of AAG. Based on prior costs and discussions with independent environmental consultants, the Company believes the remaining
                                       F-15



                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   aggregate cost of environmental work at all sites for which it has responsibility will range from $8.8 million to $13.6 million. The reserve for environmental work was $10.3 million at December 31, 1995.

   In 1991, the Company identified possible deficiencies in procedures for reporting quality assurance information to the Defense Electronics Supply Center with respect to the Company's former manufacturing operations. Over the last several years, the Company has been engaged in negotiations with the United States Government with respect to the settlement of claims the Government might have arising out of the reporting deficiencies. In March 1995, the Company received notification of additional alleged reporting deficiencies and based on management's evaluations additional reserves were established. The Company believes it has sufficient reserves to cover the estimated settlement amount.

   M. STATUTORY INFORMATION; RESTRICTIONS ON TRANSFERS OF FUNDS AND ASSETS OF SUBSIDIARIES

   Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, Prairie and Loyal were as follows (in millions):

                                               1995     1994     1993
          GALIC
          Policyholders' surplus             $272.8   $255.9
          Asset valuation reserve              90.2     79.5
          Interest maintenance reserve         32.2     27.7

          Pretax earnings from operations    $ 85.8   $ 83.4    $73.1
          Net earnings from operations         60.5     53.4     51.1
          Net earnings                         71.4     54.2     44.0

          Prairie
          Policyholders' surplus             $ 24.4   $ 24.1
          Asset valuation reserve               3.0      2.5
          Interest maintenance reserve          2.6      1.8

          Pretax earnings from operations    $  5.6   $  6.0    $10.3
          Net earnings from operations          4.6      5.6     10.4
          Net earnings                          4.3      7.1      7.9

          Loyal
          Policyholders' surplus             $ 35.2   $ 33.6
          Asset valuation reserve               2.9      2.4
          Interest maintenance reserve          0.8      0.9

          Pretax earnings from operations    $  4.3   $  3.5    $ 1.3
          Net earnings from operations          2.3      3.4      1.8
          Net earnings                          2.4      5.5      1.8

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

   The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus, statutory net gain from operations and statutory net income. GALIC has been approved by the Ohio Department of Insurance to account for its investments in Prairie and Loyal on the equity method. Accordingly, under Ohio insurance regulations, GALIC's dividends are not dependent upon dividends from Prairie and Loyal. Based on net gain from operations at December 31, 1995, GALIC may pay approximately $58.6 million in dividends in 1996 without prior approval, according to the most restrictive dividend requirements of GALIC's domiciliary states.

   N.  ADDITIONAL INFORMATION

   Related Party Transactions In the fourth quarter of 1994, AAG purchased Annuity Investors Life Insurance Company ("AILIC", formerly Carillon Life Insurance Company) from GAI for $9.0 million in cash. At December 31, 1994, AILIC had statutory assets of $9.0 million and statutory surplus of $6.3 million. AAG acquired AILIC primarily for its variable annuity licenses.

   In connection with AAG's purchase of GALIC from GAI in 1992, GAI agreed to neutralize the financial effects on GALIC of the adoption of an actuarial guideline with respect to non-traditional life insurance and annuity products. In satisfaction of this obligation, (i) GAI has agreed to purchase, at AAG's option, up to $57 million of AAG Preferred Stock and (ii) terms of GALIC's investment management services contract with AFG were modified to reduce the fees owed under certain circumstances. On December 28, 1995, AAG sold $17 million of newly issued Series B Preferred Stock to GAI; the proceeds were contributed to GALIC.

   Net investment income includes approximately $1 million in 1995, 1994 and 1993 of payments from a subsidiary of AFG for the rental of an office building owned by GALIC.

   Fair Value of Financial Instruments The following table shows (in millions) the carrying value and estimated fair value of AAG's financial instruments at December 31.

                                                 1995             1994
                                        Carrying Estimated Carrying  Estimated
                                          Value Fair Value   Value  Fair Value
        Assets
        Fixed maturity investments      $5,423.8  $5,526.6 $4,532.3   $4,321.0
        Equity securities                   32.6      32.6     21.7       21.7
        Investment in affiliate             20.3      36.7     20.8       36.4

        Liabilities
        Annuity benefits accumulated (a)$4,979.3  $4,887.0 $4,556.1   $4,510.0
        Notes payable (b)                  164.1     177.7    179.2      182.6

              (a) Carrying values are shown net of deferred policy acquisition costs of $72.7 million at December 31, 1995 and $62.0 million at December 31, 1994.

              (b) Carrying values are shown net of debt issue costs of $3.6 at
                  December 31, 1995 and $4.1 million at December 31, 1994.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

   When available, fair values are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on present values, discounted cash flows, fair value of comparable securities, or similar methods. The fair value of short-term investments, mortgage loans on real estate and policy loans approximate their carrying value. The fair value of the liability for annuities in the payout phase is assumed to be the present value of the anticipated cash flows, discounted at current interest rates. Fair value of annuities in the accumulation phase is assumed to be the policyholders' cash surrender amount.

   Unrealized Gains (Losses) The components of the Consolidated Balance Sheet caption "Unrealized gains (losses) on marketable securities, net" in stockholders' equity are summarized as follows (in millions):

                                              Unadjusted
                                                  Asset   Effect of  Reported
                                              (Liability) SFAS 115    Amount
        1995
        Fixed maturities - available for sale    $2,787.6   $139.0   $2,926.6
        Equity securities                            14.1     18.5       32.6
        Unamortized insurance acquisition
          costs, net                                155.0     (5.2)     149.8
        Annuity benefits accumulated             (5,037.0)   (15.0)  (5,052.0)
        Deferred income taxes on net
          unrealized gains                             -     (48.0)     (48.0)
        Unrealized gains on marketable
          securities, net                                   $ 89.3

        1994
        Fixed maturities - available for sale    $1,326.4   ($67.8)  $1,258.6
        Equity securities                            10.7     11.0       21.7
        Unamortized insurance acquisition
          costs, net                                 61.9      3.2       65.1
        Annuity benefits accumulated             (4,627.2)     9.1   (4,618.1)
        Deferred income taxes on net
          unrealized losses                            -      15.5       15.5
        Unrealized losses on marketable
          securities, net                                   ($29.0)

   Other Several proposals have been made in recent years to change the federal income tax system. Some proposals included changes in the method of treating investment income and tax-deferred income. To the extent a new law reduces or eliminates the tax-deferred status of annuities, the Company's operations could be materially affected.

   O.  QUARTERLY FINANCIAL DATA (Unaudited)

   The following table represents quarterly results of operations for the years ended December 31, 1995 and 1994 (in millions, except per share data).

                                        First Second   Third   Fourth   Total
               1995                   Quarter Quarter Quarter Quarter    Year
      Realized gains                    $ 0.1 $  -    $  6.9 $  8.7    $ 15.7

      Total revenues(a)                  98.6  101.2   109.4  130.4     439.6

      Income from continuing operations  11.4   12.2    16.6   18.5      58.7
      Discontinued operations              -      -       -    (3.2)     (3.2)
      Extraordinary item                   -      -       -    (0.2)     (0.2)
      Net income                         11.4   12.2    16.6   15.1      55.3

      Earnings (loss) per common share(b)
        Continuing operations           $0.29  $0.31   $0.41  $0.43     $1.45
        Discontinued operations            -      -       -    (.08)     (.08)
        Extraordinary item                 -      -       -      -         -
        Net income per common share     $0.29  $0.31   $0.41  $0.35     $1.37

      Average common shares outstanding  39.1   39.1    40.8   43.1      40.5

               1994
      Realized gains (losses)          $  0.6 $   -   $  0.1 ($ 0.8)  ($  0.1)
      Total revenues(a)                  93.4   94.3    92.3   92.7     372.7

      Income from continuing operations  10.8   11.1     9.4    9.6      40.9
      Discontinued operations              -    (2.6)     -      -       (2.6)
      Extraordinary items                (1.1)  (0.3)   (0.4)   0.1      (1.7)
      Accounting change                  (0.5)    -       -      -       (0.5)
      Net income                          9.2    8.2     9.0    9.7      36.1

      Earnings (loss) per common share:
        Continuing operations           $0.28  $0.28   $0.24  $0.25     $1.05
        Discontinued operations            -   (0.07)     -      -      (0.07)
        Extraordinary items             (0.03) (0.01)  (0.01)    -      (0.05)
        Accounting change               (0.01)    -       -      -      (0.01)
        Net income per common share     $0.24  $0.20   $0.23  $0.25     $0.92

      Average common shares outstanding  35.1   39.1    39.1   39.1      38.1


   (a) As a result of the acquisition of LCC, AAG reclassified certain life insurance revenues and expenses on its consolidated income statement. As a result, reported revenues (and expenses) increased by $400,000, $700,000 and $200,000 in the first, second and third quarters of 1995, respectively; revenues (and expenses) for the first through fourth quarters of 1994 increased by $500,000, $200,000, $600,000 and $200,000, respectively.

   (b) Quarterly earnings per share do not add to year-to-date amounts due to issuance of shares in conjunction with the rights offering.

                                     PART IV

   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  Documents filed as part of this Report:

        1.  Financial Statements are Included in Part II, Item 8.

        2.  Financial Statement Schedules:

            Selected Quarterly Financial Data is included in Note O to the Consolidated Financial Statements.

            Schedules filed herewith:

            For 1995, 1994 and 1993                             Page

            II - Condensed Financial Information of Registrant   S-2

            All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange
            Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

        3.  Exhibits - See Exhibit Index on Page E-1.

   (b)  Reports on Form 8-K:

     Date of Report        Item Reported
     November 28, 1995     Acquisition of Laurentian Capital Corporation



                                       S-1



                    AMERICAN ANNUITY GROUP, INC. - PARENT ONLY
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)





                             Condensed Balance Sheet

                                                     December 31,
   Assets:                                          1995     1994
     Cash and short-term investments              $  1.4   $  1.9
     Investment in subsidiaries(a)                 687.0    457.4
     Other assets                                   20.0     19.4
                                                  $708.4   $478.7
   Liabilities and Capital:
     Accounts payable, accrued expenses and
       other liabilities                          $ 49.4   $ 41.6
     Payables to affiliates                         52.3     40.8
     Notes payable(b)                              177.4    191.9
     Stockholders' equity(a)                       429.3    204.4
                                                  $708.4   $478.7


                            Condensed Income Statement

                                                   Year ended December 31,
                                                    1995     1994    1993
   Revenues:
     Equity in undistributed earnings of
       subsidiaries                               $ 64.7   $ 47.3  $ 97.2
     Dividends from GALIC                           54.2     44.0    18.2
     Other revenues                                  1.7      0.4     0.5
                                                   120.6     91.7   115.9
   Costs and Expenses:
     Interest on borrowings and other debt expenses 19.0     21.9    22.5
     Provision for GALIC relocation expenses          -        -      8.0
     Other expenses                                 10.9      6.6     5.4
                                                    29.9     28.5    35.9
   Income from continuing operations before
     income taxes                                   90.7     63.2    80.0
   Provision for income taxes                       32.0     22.3    27.0
   Income from continuing operations                58.7     40.9    53.0

   Discontinued operations, net of tax              (3.2)    (2.6)   (9.6)
   Income before extraordinary items and
     cumulative effect of accounting change         55.5     38.3    43.4

   Extraordinary items, net of tax                  (0.2)    (1.7)   (3.4)
   Cumulative effect of accounting change,
     net of tax                                       -      (0.5)     -
   Net Income                                     $ 55.3   $ 36.1  $ 40.0


   (a) Includes unrealized gains (losses) of $89.3 million and ($29.0) million in 1995 and 1994, respectively, and includes advances to subsidiaries.

   (b) Includes $14.0 million principal amount of notes payable owned by GALIC.



                                       S-2



                    AMERICAN ANNUITY GROUP, INC. - PARENT ONLY
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)





                        Condensed Statement of Cash Flows

                                                  Year Ended December 31,
                                                    1995     1994    1993

   Operating Activities:
     Net income                                    $55.3    $36.1   $40.0
     Adjustments:
       Discontinued operations                       3.2      2.6     9.6
       Extraordinary items                           0.2      1.7     3.4
       Accounting change                              -       0.5      -
       Equity in net earnings of subsidiaries      (77.0)   (59.7)  (77.6)
       Depreciation and amortization                 0.9      0.8     1.2
       Decrease in other assets                      0.1      2.7     0.4
       Increase in balances with affiliates         13.5     13.1    40.0
       Decrease (increase) in other liabilities      2.5    (12.8)  (10.7)
       Capital distributions from GALIC             54.2     44.0    18.2
       Contributions to subsidiaries               (33.0)      -       -
       Other, net                                     -        -     (0.1)
                                                    19.9     29.0    24.4

   Investing Activities:
     Purchase of Laurentian Capital Corporation,
       net of cash acquired                        (63.6)      -       -
     Additional investments in subsidiaries           -      (9.3)  (13.0)
     Sale of AILIC to GALIC                          6.5       -       -
                                                   (57.1)    (9.3)  (13.0)

   Financing Activities:
     Additions to notes payable                     33.5     30.0   225.0
     Reductions of notes payable                   (48.1)   (55.1) (230.0)
     Issuance of Common Stock                       37.3       -       -
     Issuance of Preferred Stock                    17.0       -       -
     Cash dividends paid                            (3.0)    (3.1)   (4.1)
                                                    36.7    (28.2)   (9.1)

   Net Increase (Decrease) in Cash and
     Short-term Investments                         (0.5)    (8.5)    2.3

   Cash and short-term investments at beginning
     of period                                       1.9     10.4     8.1

   Cash and short-term investments at end
     of period                                     $ 1.4    $ 1.9   $10.4


                                      S-3



                           AMERICAN ANNUITY GROUP, INC.
                                INDEX TO EXHIBITS
   Number  Exhibit Description
    2.0 Agreement and Plan of Merger dated as of May 25, 1995 incorporated by reference to the Schedule 13D filed by American Premier Group, Inc. on June 2, 1995 with respect to the equity securities of Laurentian Capital Corporation.

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

   10.6 Common Stock Registration Agreement, dated December 31, 1992 between Chiquita Brands International, Inc. and Great American Life Insurance Company incorporated herein by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-2 dated January 7, 1993.

   10.7 American Annuity Group's 1993 Stock Appreciation Rights Plan, incorporated herein by reference to Exhibit 10.8 to the Registrant's Form 10-K for 1993.
                                       E-1




   21.0  Subsidiaries of the Registrant.

   23.0  Consent of Independent Auditors.

   27.0 Financial Data Schedule for 1995 - included in Report filed electronically with the Securities and Exchange Commission.

   27.1 Financial Data Schedule for 1994 - reclassified to conform to the current year's presentation - included in Report filed electronically with the Securities and Exchange Commission.

   99.1 Credit Agreement dated as of January 31, 1994 amended and restated as of November 10, 1995.

                                       E-2



                                    Signatures


            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Annuity Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.


                                             American Annuity Group, Inc.


   Signed: March 18, 1996                    BY:s/CARL H. LINDNER

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

         Signature                         Capacity                   Date



   s/CARL H. LINDNER                 Chairman of the Board      March 18, 1996
     Carl H. Lindner                   of Directors



   s/S. CRAIG LINDNER                Director                   March 18, 1996
     S. Craig Lindner



   s/ROBERT A. ADAMS                 Director                   March 18, 1996
     Robert A. Adams



   s/WILLIAM R. MARTIN               Director                   March 18, 1996
     William R. Martin*



   s/RONALD F. WALKER                Director                   March 18, 1996
     Ronald F. Walker



   s/WILLIAM J. MANEY                Senior Vice President,     March 18, 1996
     William J. Maney                  Treasurer and Chief
                                       Financial Officer
                                       (Principal Accounting Officer)

   * Chairman of Audit Committee