Form 10-Q
period 1996-03-31
AMERICAN ANNUITY GROUP INC
filed 1996-05-15
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                              Commission File
   March 31, 1996                                              No. 1-11632



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




   As of May 1, 1996, there were 43,074,038 shares of the Registrant's Common Stock outstanding.




                                   Page 1 of 18












                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  March 31, December 31,
                                                      1996         1995
   ASSETS
     Investments:
       Fixed maturities:
         Held to maturity - at amortized cost
          (market - $2,558.5 and $2,600.0)        $2,530.9   $2,497.2
         Available for sale - at market
          (amortized cost-$2,984.9 and $2,787.6)   3,030.1    2,926.6
       Equity securities - at market (cost-$14.1
         and $14.1)                                   34.4       32.6
       Investment in affiliate                        21.2       20.3
       Mortgage loans on real estate                  76.4       70.4
       Real estate                                    39.9       39.9
       Policy loans                                  243.4      241.4
       Short-term investments                         47.5      140.7
         Total investments                         6,023.8    5,969.1

     Cash                                             20.6       28.7
     Accrued investment income                        95.3       87.4
     Unamortized insurance acquisition costs, net    162.5      149.8
     Other assets                                    169.1      137.5
     Assets held in separate accounts                240.6      238.5

         Total assets                             $6,711.9   $6,611.0


   LIABILITIES AND STOCKHOLDERS' EQUITY
     Annuity benefits accumulated                 $5,130.2   $5,052.0
     Life, accident and health reserves              544.2      538.3
     Notes payable                                   166.1      167.7
     Payable for securities purchased                 88.6        3.3
     Payable to affiliates, net                       22.3       29.1
     Deferred taxes on unrealized gains               21.1       48.0
     Accounts payable, accrued expenses and other
       liabilities                                   108.0      104.8
     Liabilities related to separate accounts        240.6      238.5
         Total liabilities                         6,321.1    6,181.7

     Series B Preferred Stock (at redemption value)   17.0       17.0
     Common Stock, $1 par value
       -100,000,000 shares authorized
       - 43,074,038 and 43,071,882 shares
         outstanding                                  43.1       43.1
     Capital surplus                                 361.1      361.1
     Accumulated deficit at December 31, 1992       (212.6)    (212.6)
     Retained earnings since January 1, 1993         144.5      131.4
     Unrealized gain on marketable securities,
       net of deferred income taxes and
       insurance adjustments                          37.7       89.3
         Total stockholders' equity                  390.8      429.3

         Total liabilities and stockholders'
            equity                                $6,711.9   $6,611.0
                                        2



                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)


                                                 Three months ended
                                                      March 31,
                                                   1996        1995
   Revenues:
     Net investment income                       $112.1       $95.9
     Realized gains on sales of investments         0.3         0.1
     Life, accident and health premiums            24.2         0.7
     Equity in net earnings of affiliate            1.0         1.6
     Other income                                   1.4         0.3
                                                  139.0        98.6
   Costs and Expenses:
     Annuity benefits                              68.0        64.3
     Life, accident and health benefits            21.6         0.4
     Amortization of insurance acquisition costs    6.0         1.8
     Interest and other debt expenses               4.1         4.6
     Other expenses                                16.6        10.0
                                                  116.3        81.1

   Income from continuing operations before
     income taxes                                  22.7        17.5
   Provision for income taxes                       8.0         6.1

   Income from continuing operations               14.7        11.4

   Extraordinary item-loss on prepayment of debt   (1.6)         -

   Net Income                                     $13.1       $11.4


     Preferred dividend requirement                 0.4          -

     Net income applicable to Common Stock        $12.7       $11.4

     Average common shares outstanding             43.1        39.1


   Earnings (loss) per common share:
     Continuing operations                        $0.33       $0.29
     Extraordinary item                           (0.04)         -
     Net income                                   $0.29       $0.29



                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                                   Three months ended
                                                         March 31,
                                                      1996       1995
   Preferred Stock:
     Balance at beginning and end of period         $ 17.0     $   -


   Common Stock:
     Balance at beginning and end of period         $ 43.1     $ 39.1


   Capital Surplus:
     Balance at beginning and end of period         $361.1     $330.8


   Accumulated Deficit at December 31, 1992:       ($212.6)   ($212.6)


   Retained Earnings Since January 1, 1993:
     Retained earnings from January 1, 1993 to
       beginning of period                          $131.4     $ 76.1
     Net income                                       13.1       11.4
       Balance at end of period                     $144.5     $ 87.5


   Unrealized Gains (Losses), Net:
     Balance at beginning of period                 $ 89.3    ($ 29.0)
     Change during period                            (51.6)      29.0
       Balance at end of period                     $ 37.7     $   -



                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                    Three months ended
                                                         March 31,
                                                      1996       1995
   Cash Flows from Operating Activities:
     Net income                                     $ 13.1     $ 11.4
     Adjustments:
       Extraordinary losses on retirement of debt      1.6         -
       Increase (decrease) in life, accident and
         health reserves                               5.9       (0.4)
       Benefits to annuity policyholders              68.0       64.3
       Amortization of insurance acquisition costs     6.0        1.8
       Equity in net (earnings) losses of affiliate   (1.0)      (1.6)
       Depreciation and amortization                   2.8        0.6
       Realized gains on investing activities         (0.3)      (0.1)
       Increase in accrued investment income          (7.9)      (5.1)
       Increase in insurance acquisition costs       (15.0)      (8.8)
       Increase in accounts payable, accrued
         expenses and other liabilities               (3.9)       2.5
       Other, net                                     (3.6)       1.0
                                                      65.7       65.6

   Cash Flows from Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments                   (342.5)    (181.6)
       Equity securities                              (0.1)        -
       Real estate, mortgage loans and other assets  (16.9)      (1.7)
     Maturities and redemptions of fixed maturity
       investments                                    65.4       29.4
     Sales of:
       Fixed maturity investments                     99.7       43.4
       Equity securities                               0.1        1.0
       Real estate, mortgage loans and other assets   10.8        2.3
     Increase in policy loans                         (2.0)      (3.5)
                                                    (185.5)    (110.7)

   Cash Flows from Financing Activities:
     Annuity receipts                                137.2      119.4
     Annuity surrenders, benefits and withdrawals   (113.8)     (99.4)
     Additions to notes payable                       31.2        2.5
     Reductions of notes payable                     (36.1)     (11.5)
                                                      18.5       11.0

   Net decrease in cash and short-term investments  (101.3)     (34.1)

   Cash and short-term investments at
     beginning of period                             169.4       62.7
   Cash and short-term investments at
     end of period                                  $ 68.1     $ 28.6

                        AMERICAN ANNUITY GROUP, INC. 10-Q

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

      AAG's parent, American Financial Corporation ("AFC"), was acquired by American Financial Group, Inc. ("AFG") in April 1995. AFG and its subsidiaries owned 35,059,995 shares (81%) of AAG's Common Stock at May 1, 1996.

   B. Accounting Policies

      Basis of Presentation The accompanying consolidated financial statements for AAG and its subsidiaries are unaudited, but management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles. Certain reclassifications have been made to prior periods to conform to the current year's presentation.

      The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

      AAG's acquisition of Laurentian Capital Corporation ("LCC") in November 1995 was recorded as a purchase. The results of LCC's operations have been included in AAG's consolidated financial statements since its acquisition.

      Investments Debt securities are classified as "held to maturity" and reported at amortized cost if AAG has the positive intent and ability to hold them to maturity. Debt and equity securities are classified as "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity if the securities are not classified as held to maturity or bought and held principally for selling in the near term. Only in certain limited circumstances, such as significant issuer credit deterioration or if required by insurance or other regulators, may a company change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


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

      Insurance Acquisition Costs Unamortized insurance acquisition costs consist primarily of deferred policy acquisition costs and the present value of future profits of acquired companies. Amortization of life insurance acquisition costs includes first year commissions to the extent they exceed those on annual renewals.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

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

      Life, Accident and Health Benefit Reserves Liabilities for future policy benefits under traditional ordinary life, accident and health policies are computed using the net level premium method. Computations are based on anticipated investment yields, mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves are modified as necessary to reflect actual experience and developing trends.

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

   C. 1995 Acquisition

      In November 1995, AAG acquired all of the outstanding shares of LCC. Its principal insurance subsidiaries were American Memorial Life Insurance Company (formerly Prairie States Life Insurance Company) and Loyal American Life Insurance Company.

      AAG paid approximately $106 million for the outstanding common stock of LCC and repaid $45 million of LCC indebtedness concurrently with the acquisition. GALIC provided approximately $90 million of the purchase price in exchange for American Memorial and Loyal. AAG funded the balance of the cost of acquiring LCC with the proceeds from a Common Stock rights offering completed in August 1995, borrowings under its line of credit, and cash on hand.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   D. Investments

      The carrying value of AAG's fixed maturity portfolio was comprised of the following at March 31, 1996:

                                          Held to  Available
                                         Maturity   for Sale  Total
         U. S. Government and government
           agencies and authorities          0%         3%       3%
         Public utilities                    7          4       11
         Mortgage-backed securities         13         20       33
         All other corporate                26         27       53
                                            46%        54%     100%

       "Investing activities" related to fixed maturity investments in AAG's Statement of Cash Flows consisted of the following (in millions):

                                          Held to  Available
                                         Maturity   for Sale  Total
         1996
         Purchases                        ($22.2)   ($320.3) ($342.5)
         Maturities and paydowns            23.1       42.3     65.4
         Sales                                -        99.7     99.7

         1995
         Purchases                        ($69.9)   ($111.7) ($181.6)
         Maturities and paydowns            12.7       16.7     29.4
         Sales                                -        43.4     43.4

   E.  Investment in Affiliate

       Investment in affiliate (carrying value of $21.2 million at March 31, 1996) reflects AAG's 5% ownership (2.7 million shares) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 38% interest in the common stock of Chiquita. Chiquita is a leading international marketer, processor and producer of quality food products. The market value of AAG's investment in Chiquita was approximately $41.4 million at March 31, 1996, and $36.7 million at December 31, 1995.

   F.  Unamortized Insurance Acquisition Costs

       Unamortized insurance acquisition costs consisted of the following (in millions):

                                         March 31,       December 31,
                                              1996              1995
         Deferred policy acquisition
           costs                            $247.1            $228.2
         Present value of future
           profits acquired                   71.7              73.4
         Unearned revenues                  (156.3)           (151.8)
                                            $162.5            $149.8

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   G.  Notes Payable

       Notes payable consisted of the following (in millions):

                                                 March 31, December 31,
                                                      1996         1995
           Direct obligations of AAG:
             11-1/8% Senior Subordinated Notes due
                 February 2003                      $ 79.3       $101.4
             9-1/2% Senior Notes due August 2001      41.5         41.5
             Bank Credit Line due September 1999      39.7         20.5
             Other                                     1.4           -
           Subsidiary debt                             4.2          4.3
                Total                               $166.1       $167.7

        AAG has a $75 million revolving credit agreement with four banks. Loans under the credit agreement bear interest at floating rates based on prime or Eurodollar rates and are collateralized by 25% of the Common Stock of GALIC. At March 31, 1996 and December 31, 1995, the average rate on these borrowings was 6.60% and 6.83%, respectively.

        In the first three months of 1996, the Company repurchased $22.1 million principal amount of its 11-1/8% Senior Subordinated Notes (including $13.8 million purchased by GALIC) realizing a pretax extraordinary loss of approximately $2.5 million.

        At March 31, 1996, AAG's scheduled principal payments on debt for the balance of 1996 and the subsequent five years were as follows (in millions):

                                AAG
                              (Parent)  Subsidiary   Total
                1996           $  -        $0.2      $ 0.2
                1997             0.1        0.6        0.7
                1998             0.1        0.6        0.7
                1999            39.8        0.7       40.5
                2000             0.1        0.7        0.8
                2001            41.6        0.5       42.1

        The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.
        Subsequent to March 31, 1996, AAG borrowed substantially all of the remaining amount available under its existing line of credit; proceeds from these borrowings were used primarily to repurchase additional 11-1/8% notes. On May 13, 1996, AAG obtained a $20 million unsecured bank line of credit under terms similar to its existing credit line.

   H.   Stockholders' Equity

        The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

        On December 28, 1995, AAG sold 170,000 shares of newly issued Series B Preferred Stock to an affiliate for $17 million. The Series B


                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


        Preferred Stock has a redemption value of $100 per share and is redeemable at AAG's option. Dividends are cumulative and payable quarterly (beginning April 1, 1996) at an annual rate of $8.50 per share.

        On December 31, 1992, AAG purchased GALIC for $468 million. "Retained earnings since January 1, 1993" reflects AAG's results since the acquisition of GALIC.

   I.   Contingencies

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

   J.   Statutory Information

        Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC were as follows (in millions):

                                            March 31, December 31,
                                                1996         1995

                Policyholders' surplus        $272.9       $272.8
                Asset valuation reserve         91.2         90.2
                Interest maintenance reserve    30.3         32.2

                                              Three months ended March 31,
                                                1996         1995

                Net gain from operations      $ 15.1       $ 12.4
                Net income                      14.9         12.9

        The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus, statutory net gain from operations and statutory net income. Based on net gain from operations at December 31, 1995, GALIC may pay approximately $58.6 million in

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


        dividends in 1996 without prior approval, according to the most restrictive dividend requirements of GALIC's domiciliary states. In the first three months of 1996, AAG received $19 million in capital distributions from GALIC.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations


   GENERAL

   American Annuity Group, Inc. ("AAG" or "the Company") is organized as a holding company with nearly all of its operations being conducted by its subsidiaries. The parent corporation, however, has continuing expenditures for administrative expenses, corporate services, liabilities in connection with discontinued operations and for the payment of interest and principal on borrowings and shareholder dividends. Since its business is financial in nature, AAG does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios AAG's ratio of earnings to fixed charges was 6.3 for the first quarter of 1996 compared to 4.5 for the first quarter of 1995. The ratio of AAG's consolidated debt to equity, excluding the effects of unrealized gains and losses on stockholders' equity, was .47 at March 31, 1996, compared to .49 at December 31, 1995 and .79 at December 31, 1994. These same ratios including the effects of unrealized gains and losses were .43, .39, and .90, respectively.

   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 1996, the capital ratios of each of AAG's principal insurance subsidiaries exceeded the RBC requirements by substantial amounts.

   Sources and Uses of Funds In 1994, management concluded that the Company's operations would benefit from a reduction in total indebtedness and the resulting reduction in debt service requirements. The perceived benefits included (i) the ability to retain cash to be utilized to expand the Company's operations, and (ii) the prospect for better ratings for the Company's insurance subsidiaries. As a result, in March 1994, AAG began to acquire its outstanding indebtedness, primarily through privately negotiated transactions. In total (through May 13, 1996), the Company has repurchased $132 million principal amount of outstanding indebtedness. The total consideration paid in these transactions was 810,000 shares of the Company's Common Stock and $128 million in cash.

   As of May 13, 1996, AAG had $74.7 million borrowed under a $75 million secured bank line of credit, most of which was utilized for the note repurchases. The line of credit matures in 1999. During May 1996, AAG arranged an additional $20 million unsecured line of credit with a bank under terms similar to its existing line and expiring on November 30, 1996. AAG is discussing with the banks a further expansion and extension of its current lines of credit. These discussions should be completed prior to November 30, 1996.

   The November 1995 acquisition of Laurentian Capital Corporation ("LCC") was funded primarily with internal funds supplemented by bank borrowings and the proceeds of a common stock offering in August.

   In December 1995, AAG sold $17 million of newly issued 8.5% Series B Preferred Stock to a subsidiary of AFG. The proceeds from the sale were contributed to GALIC.
                                        14





                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   AAG's ability to pay interest and principal on its debt, dividends on its preferred stock, obligations related to the Company's discontinued manufacturing operations and other holding company costs is dependent on payments from GALIC in the form of capital distributions and income tax payments. In the first quarter of 1996, AAG received $24.5 million in such payments from GALIC. In the first quarter of 1996, AAG made a capital contribution of $1 million to GALIC.

   The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. In addition, any dividend or distribution paid from other than earned surplus is considered an extraordinary dividend and may be paid only after regulatory approval. The maximum amount of dividends payable by GALIC in 1996 without prior regulatory approval is $58.6 million.

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

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio by NAIC designation (and comparable Standard & Poor's Corporation rating) as of March 31, 1996:

         NAIC                                       % of Total
         Rating  Comparable S&P Rating             Market Value
            1    AAA, AA, A                               65%
            2    BBB                                      29
                      Total investment grade              94
            3    BB                                        3
            4    B                                         3
            5    CCC, CC, C                                *
            6    D                                         *
                      Total non-investment grade           6
                      Total fixed maturities             100%

         * less than 1%

   Management believes that AAG's high quality investment portfolio should generate a stable and predictable overall investment return.

   AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised over 98% of its investment portfolio at March 31, 1996. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities.

   At March 31, 1996, AAG had approximately $72.7 million in net unrealized gains on its fixed maturity portfolio compared to net unrealized gains of

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   $242 million at December 31, 1995. This decrease, representing approximately 3% of the carrying value of AAG's bond portfolio, resulted from an increase in the general level of interest rates.

   At March 31, 1996, AAG had less than 2% of total assets invested in mortgage loans and real estate. The majority of mortgage loans and real estate was purchased within the last three years.

   At March 31, 1996, AAG's mortgage-backed securities ("MBSs") portfolio represented approximately 33% of fixed maturity investments compared to 28% at March 31, 1995. This increase resulted from the acquisition of LCC, which had a higher concentration of invested assets in MBSs. As of March 31, 1996, interest only (I/O), principal only (P/O) and other "high risk" MBSs represented less than six-tenths of one percent of total assets. AAG invests primarily in MBSs which have a reduced risk of prepayment. In addition, the majority of MBSs held by AAG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will minimize the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

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

   RESULTS OF OPERATIONS

   General The operations of American Memorial and Loyal are included in AAG's financial statements from the date of their acquisition in November 1995. Accordingly, first quarter 1996 and 1995 income statement components are not comparable. Results of interim periods are not necessarily indicative of future results of operations.

   GALIC's principal products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). American Memorial offers a variety of annuity products to finance pre-arranged funerals. The following table summarizes AAG's annuity premiums (in millions):

                                         Three months ended
                                              March 31,
                                            1996     1995
             GALIC:
               FPDAs - first year           $ 10     $ 11
               FPDAs - renewal                49       53
               SPDAs                          70       55
                                             129      119
             American Memorial                 8       -
                                            $137     $119

   GALIC's increase is attributable to higher sales of single premium products. American Memorial's annuity premiums increased 33% over the comparable period in 1995.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Pretax Operating Earnings Pretax earnings from operations (before realized gains and non-recurring charges) for the first quarter of 1996 and 1995 were $22.4 million and $17.4 million, respectively. The improvement in 1996 can be attributed to the growth in invested assets, including the increase due to the acquisition of American Memorial and Loyal.

   Life, Accident and Health Premiums and Benefits Revenues and expenses reflect the acquisition of American Memorial and Loyal and were at levels comparable to those in the first quarter of 1995.

   Net Investment Income Net investment income increased 17% over the comparable three month period in 1995 due to an increase in the Company's average fixed maturity investment base. Investment income is reflected net of investment expenses of $1.6 million in 1996 and $1.2 million in 1995.

   Realized Gains Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies.

   Equity in Net Earnings of Affiliate Equity in net earnings of affiliate represents AAG's proportionate share of Chiquita's earnings. Chiquita reported net income for the first quarter of 1996 of $24.2 million compared to $37.6 million for the first quarter of 1995.

   Annuity Benefits Annuity benefits reflects primarily interest credited to annuity policyholders' funds accumulated. GALIC's fixed rate annuity products permit GALIC to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread without a substantial effect on persistency. Annuity benefits increased 6% over the comparable three month period in 1995 due primarily to an increase in average annuity benefits accumulated.

   Amortization of Insurance Acquisition Costs Amortization of insurance acquisition costs increased to $6.0 million in the first quarter of 1996 from $1.8 million in the first quarter of 1995 due to the acquisition of LCC.

   Interest and Other Debt Expenses Interest on borrowings decreased 11% in the first quarter of 1996 compared to the same period of 1995 due to repurchases of debt during 1996 and 1995.

   Other Expenses Other expenses increased in the first quarter of 1996 compared to the same period in 1995 reflecting the operating and general expenses of American Memorial and Loyal as well as additional costs relating to expanded distribution networks.

   Extraordinary Item Extraordinary item reflects AAG's losses, net of tax, on retirements of its debt during the first quarter of 1996. Subsequent to March 31, 1996 (through May 13), AAG repurchased $28 million principal amount of its indebtedness realizing a pretax extraordinary loss of approximately $3 million.


                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION

                                      ITEM 6

                         Exhibits and Reports on Form 8-K


   (a) Exhibit 27 - Financial Data Schedule as of March 31, 1996. For submission in electronic filing only.

   (b) Report on Form 8-K - None.







                                    Signature



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                      American Annuity Group, Inc.



   May 14, 1996                       BY:William J. Maney
                                         Senior Vice President, Treasurer
                                           and Chief Financial Officer


