Form 10-Q
period 1996-06-30
AMERICAN ANNUITY GROUP INC
filed 1996-08-14
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                              Commission File
   June 30, 1996                                               No. 1-11632



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




   As of August 1, 1996, there were 43,077,301 shares of the Registrant's Common Stock outstanding.





                                   Page 1 of 18












                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                   June 30,  December 31,
                                                      1996          1995
   ASSETS
     Investments:
       Fixed maturities:
         Held to maturity - at amortized cost
          (market - $2,536.5 and $2,600.0)        $2,541.1     $2,497.2
         Available for sale - at market
          (amortized cost - $3,066.9 and $2,787.6) 3,067.5      2,926.6
       Equity securities - at market (cost - $13.3
         and $14.1)                                   35.0         32.6
       Investment in affiliate                        22.6         20.3
       Mortgage loans on real estate                  73.4         70.4
       Real estate                                    39.4         39.9
       Policy loans                                  244.3        241.4
       Short-term investments                         20.3        140.7
         Total investments                         6,043.6      5,969.1

     Cash                                             19.1         28.7
     Accrued investment income                        93.9         87.4
     Unamortized insurance acquisition costs, net    174.0        149.8
     Other assets                                    139.4        137.5
     Assets held in separate accounts                241.9        238.5

         Total assets                             $6,711.9     $6,611.0


   LIABILITIES AND STOCKHOLDERS' EQUITY
     Annuity benefits accumulated                 $5,208.4     $5,052.0
     Life, accident and health reserves              556.3        538.3
     Notes payable                                   170.4        167.7
     Payable to affiliates, net                       24.3         29.1
     Deferred taxes on unrealized gains                7.4         48.0
     Accounts payable, accrued expenses and other
       liabilities                                   122.9        108.1
     Liabilities related to separate accounts        241.9        238.5
         Total liabilities                         6,331.6      6,181.7

     Series B Preferred Stock
       (at redemption value)                          17.0         17.0
     Common Stock, $1 par value
       -100,000,000 shares authorized
       - 43,077,301 and 43,071,882 shares
         outstanding                                  43.1         43.1
     Capital surplus                                 360.9        361.1
     Accumulated deficit at December 31, 1992       (212.6)      (212.6)
     Retained earnings since January 1, 1993         158.1        131.4
     Unrealized gain on marketable securities,
       net of deferred income taxes and insurance
       adjustments                                    13.8         89.3
         Total stockholders' equity                  380.3        429.3

         Total liabilities and stockholders'
           equity                                 $6,711.9     $6,611.0

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)


                                                  Three             Six
                                               months ended      months ended
                                                 June 30,          June 30,
                                               1996    1995      1996    1995
   Revenues:
     Net investment income                   $115.5   $98.9     $227.6  $194.8
     Realized gains on sales of investments     0.6      -         0.9     0.1
     Life, accident and health premiums        31.3     0.5       55.5     1.2
     Equity in net earnings of affiliate        1.8     1.3        2.8     2.9
     Other income                               1.7     0.5        3.1     0.8
                                              150.9   101.2      289.9   199.8
   Costs and Expenses:
     Annuity benefits                          68.8    64.2      136.8   128.5
     Life, accident and health benefits        26.9     0.7       48.5     1.1
     Amortization of insurance acquisition
       costs                                    8.2     1.8       14.2     3.6
     Interest and other debt expenses           3.9     4.5        8.0     9.1
     Other expenses                            17.8    11.1       34.4    21.1
                                              125.6    82.3      241.9   163.4

   Income before taxes and extraordinary item  25.3    18.9       48.0    36.4
   Provision for income taxes                   9.0     6.7       17.0    12.8

   Income before extraordinary item            16.3    12.2       31.0    23.6

   Extraordinary item - loss on prepayment
     of debt                                   (2.7)     -        (4.3)     -

   Net Income                                 $13.6   $12.2      $26.7   $23.6


     Preferred dividend requirement             0.3      -         0.7      -

     Net income applicable to Common Stock    $13.3   $12.2      $26.0   $23.6

     Average common shares outstanding         43.1    39.1       43.1    39.1


   Earnings (loss) per common share:
     Continuing operations                    $0.37   $0.31      $0.70   $0.60
     Extraordinary item                       (0.06)     -       (0.10)     -
     Net income                               $0.31   $0.31      $0.60   $0.60




                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                                     Six months ended
                                                         June 30,
                                                      1996       1995
   Preferred Stock:
     Balance at beginning and end of period         $ 17.0     $   -


   Common Stock:
     Balance at beginning and end of period         $ 43.1     $ 39.1


   Capital Surplus:
     Balance at beginning of period                 $361.1     $330.8
     Common Stock issuance                             0.1         -
     Preferred dividends declared                     (0.3)        -
       Balance at end of period                     $360.9     $330.8


   Accumulated Deficit at December 31, 1992:       ($212.6)   ($212.6)


   Retained Earnings Since January 1, 1993:
     Retained earnings from January 1, 1993 to
       beginning of period                          $131.4     $ 76.1
     Net income                                       26.7       23.6
       Balance at end of period                     $158.1     $ 99.7


   Unrealized Gains (Losses), Net:
     Balance at beginning of period                 $ 89.3    ($ 29.0)
     Change during period                            (75.5)      66.7
       Balance at end of period                     $ 13.8     $ 37.7




                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                     Six months ended
                                                          June 30,
                                                      1996       1995
   Cash Flows from Operating Activities:
     Net income                                     $ 26.7     $ 23.6
     Adjustments:
       Extraordinary losses on retirement of debt      4.3         -
       Increase in life, accident and
         health reserves                              18.0         -
       Benefits to annuity policyholders             136.8      128.5
       Amortization of insurance acquisition costs    14.2        3.6
       Equity in net earnings of affiliate            (2.8)      (2.9)
       Depreciation and amortization                   3.6        1.5
       Realized gains on investing activities         (0.9)      (0.1)
       Increase in accrued investment income          (6.5)      (2.3)
       Increase in insurance acquisition costs       (31.8)     (17.6)
       Decrease (increase) in other assets            (3.8)       1.2
       Increase (decrease) in other liabilities       (0.9)       9.2
       Other, net                                     (4.9)       1.7
                                                     152.0      146.4

   Cash Flows from Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments                   (613.6)    (402.8)
       Real estate, mortgage loans and other assets  (19.4)     (11.0)
     Maturities and redemptions of fixed maturity
       investments                                   138.4       71.4
     Sales of:
       Fixed maturity investments                    161.9      151.5
       Equity securities                               1.1        1.6
       Real estate, mortgage loans and other assets   16.0        3.9
     Increase in policy loans                         (2.9)     (10.1)
                                                    (318.5)    (195.5)

   Cash Flows from Financing Activities:
     Annuity receipts                                280.6      245.1
     Annuity surrenders, benefits and withdrawals   (241.7)    (214.6)
     Additions to notes payable                       76.5        2.5
     Reductions of notes payable                     (78.7)     (17.5)
     Issuance of common stock                          0.1         -
     Cash dividends paid                              (0.3)        -
                                                      36.5       15.5

   Net decrease in cash and short-term investments  (130.0)     (33.6)

   Cash and short-term investments at beginning
     of period                                       169.4       62.7
   Cash and short-term investments at end of period $ 39.4     $ 29.1


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

      AAG's parent, American Financial Corporation ("AFC"), was acquired by American Financial Group, Inc. ("AFG") in April 1995. AFG and its subsidiaries owned 35,059,995 shares (81%) of AAG's Common Stock at August 1, 1996.

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

   C. 1995 Acquisition

      In November 1995, AAG acquired all of the outstanding shares of LCC. Its principal insurance subsidiaries were American Memorial Life Insurance Company and Loyal American Life Insurance Company.

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


                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   D. Investments

      The carrying value of AAG's fixed maturity portfolio was comprised of the following at June 30, 1996:

                                            Held to Available
                                           Maturity  for Sale Total
         U. S. Government and government
           agencies and authorities            0%       1%       1%
         Public utilities                      7        4       11
         Mortgage-backed securities           12       20       32
         All other corporate                  26       30       56
                                              45%      55%     100%

       "Investing activities" related to fixed maturity investments in AAG's Statement of Cash Flows for the six months ending June 30, consisted of the following (in millions):

                                            Held to Available
                                           Maturity  for Sale Total
         1996
         Purchases                          ($87.9) ($525.7) ($613.6)
         Maturities and paydowns              53.4     85.0    138.4
         Sales                                  -     161.9    161.9

         1995
         Purchases                         ($172.7) ($230.1) ($402.8)
         Maturities and paydowns              33.2     38.2     71.4
         Sales                                 6.2    145.3    151.5

   E.  Investment in Affiliate

       Investment in affiliate (carrying value of $22.6 million at June 30, 1996) reflects AAG's 5% ownership (2.7 million shares) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 38% interest in the common stock of Chiquita. Chiquita is a leading international marketer, processor and producer of quality food products. The market value of AAG's investment in Chiquita was approximately $34.7 million at June 30, 1996.

   F.  Unamortized Insurance Acquisition Costs

       Unamortized insurance acquisition costs consisted of the following (in millions):

                                          June 30,       December 31,
                                              1996              1995
         Deferred policy acquisition costs  $260.4            $228.2
         Present value of future profits
           acquired                           70.9              73.4
         Unearned revenues                  (157.3)           (151.8)
                                            $174.0            $149.8


                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   G.  Notes Payable

       Notes payable consisted of the following (in millions):

                                                  June 30, December 31,
                                                      1996         1995
           Direct obligations of AAG:
             11-1/8% Senior Subordinated Notes due
                 February 2003                      $ 42.0       $101.4
             9-1/2% Senior Notes due August 2001      40.9         41.5
             Bank Credit Line due September 1999      73.2         20.5
             Unsecured Bank Credit Line
                due November 1996                      9.0           -
             Other                                     1.1           -
           Subsidiary debt                             4.2          4.3
                Total                               $170.4       $167.7

        In the first two quarters of 1996, the Company repurchased $60.0 million principal amount of its Notes (including $13.8 million purchased by GALIC) realizing a pretax extraordinary loss of approximately $6.4 million.

        AAG has a $75 million revolving credit agreement with four banks. Loans under the credit agreement bear interest at floating rates based on prime or Eurodollar rates and are collateralized by 25% of the Common Stock of GALIC. In May 1996, AAG obtained a $20 million unsecured bank line of credit under terms similar to its existing credit line. At June 30, 1996 and December 31, 1995, the weighted average rate on the bank credit lines was 6.44% and 6.83%, respectively. AAG expects to extend and expand its bank credit lines in the second half of 1996.

        At June 30, 1996, AAG's scheduled principal payments on debt for the balance of 1996 and the subsequent five years are shown below (in millions). The scheduled principal payments assume that debentures purchased are applied to the earliest scheduled retirements.

                                AAG
                              (Parent)  Subsidiary   Total
                1996           $ 9.0       $0.2      $ 9.2
                1997             0.1        0.6        0.7
                1998             0.1        0.6        0.7
                1999            73.3        0.7       74.0
                2000             0.1        0.7        0.8
                2001            41.0        0.5       41.5

        Subsequent to June 30, 1996 (through August 9), AAG repurchased $17.4 million principal amount of its 11-1/8% Notes, a portion of which was funded using AAG's unsecured bank credit line.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


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


                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   J.        Statutory Information

             Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC were as follows (in millions):

                                             June 30, December 31,
                                                1996         1995

                Policyholders' surplus        $278.8       $272.8
                Asset valuation reserve         87.9         90.2
                Interest maintenance reserve    28.2         32.2

                                              Six months ended June 30,
                                                1996         1995

                Net gain from operations      $ 31.7       $ 25.9
                Net income                      30.1         26.5

             The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus, statutory net gain from operations and statutory net income. Based on net gain from operations at December 31, 1995, GALIC may pay approximately $58.6 million in dividends in 1996 without prior approval, according to the most restrictive dividend requirements of GALIC's domiciliary states. In the first two quarters of 1996, AAG received $24.1 million in capital distributions from GALIC.


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

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios AAG's ratio of earnings to fixed charges was 6.4 for the first six months of 1996 compared to 4.6 for the first six months of 1995; the ratio of earnings to fixed charges and preferred dividends was 5.7 for the first six months of 1996. The ratio of AAG's consolidated debt to equity, excluding the effects of unrealized gains and losses on stockholders' equity, was .46 at June 30, 1996, compared to .49 at December 31, 1995 and .79 at December 31, 1994. These same ratios including the effects of unrealized gains and losses were .45, .39, and .90, respectively.

   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 1996, the capital ratios of each of AAG's insurance subsidiaries exceeded the RBC requirements by substantial amounts.

   Sources and Uses of Funds In 1994, management concluded that the Company would benefit from a reduction in total indebtedness and the resulting reduction in debt service requirements. The perceived benefits included (i) the ability to retain cash to be utilized to expand the Company's operations, and (ii) the prospect for better ratings for the Company's insurance subsidiaries. As a result, in March 1994, AAG began to acquire its outstanding indebtedness, primarily through privately negotiated transactions. In 1996 (through August 9), the Company repurchased $77 million principal amount of outstanding indebtedness for $84 million in cash including $30 million purchased by GALIC.

   As of August 1, 1996, AAG had $74.7 million borrowed under a $75 million secured bank line of credit, most of which was utilized for the note repurchases. The line of credit matures in 1999. During May 1996, AAG arranged an additional $20 million unsecured line of credit with a bank under terms similar to its existing line and expiring in November 1996. As of August 1, 1996, $9 million was outstanding under the unsecured credit line. AAG is discussing with the banks a further expansion and extension of its current lines of credit.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   AAG's ability to pay interest and principal on its debt, dividends on its preferred stock, obligations related to the Company's discontinued manufacturing operations and other holding company costs is dependent on payments from GALIC in the form of capital distributions and income tax payments. In the first six months of 1996, AAG received $34.1 million in such payments from GALIC.

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

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio by NAIC designation (and comparable Standard & Poor's Corporation rating) as of June 30, 1996:

         NAIC                                       % of Total
         Rating  Comparable S&P Rating             Market Value
            1    AAA, AA, A                               66%
            2    BBB                                      28
                      Total investment grade              94
            3    BB                                        3
            4    B                                         3
            5    CCC, CC, C                                *
            6    D                                         *
                      Total non-investment grade           6
                      Total fixed maturities             100%

         * less than 1%

   Management believes that AAG's high quality investment portfolio should generate a stable and predictable overall investment return.

   AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised over 98% of its investment portfolio at June 30, 1996. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities.

   At June 30, 1996, AAG had approximately $4.0 million in net unrealized losses on its fixed maturity portfolio compared to net unrealized gains of $242 million at December 31, 1995. This decrease, representing approximately



                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   4% of the carrying value of AAG's fixed maturity portfolio, resulted from an increase in the general level of interest rates.

   At June 30, 1996, AAG had less than 2% of total assets invested in mortgage loans and real estate. The majority of mortgage loans and real estate was purchased within the last three years.

   At June 30, 1996, AAG's mortgage-backed securities ("MBSs") portfolio represented approximately 32% of fixed maturity investments compared to 29% at June 30, 1995. This increase resulted from the acquisition of LCC, which had a higher concentration of invested assets in MBSs. As of June 30, 1996, interest only (I/O), principal only (P/O) and other "high risk" MBSs represented less than seven-tenths of one percent of total assets. AAG invests primarily in MBSs which have a reduced risk of prepayment. In addition, the majority of MBSs held by AAG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will minimize the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

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

   RESULTS OF OPERATIONS

   General The operations of American Memorial and Loyal are included in AAG's financial statements from the date of their acquisition in November 1995. Accordingly, first six months 1996 and 1995 income statement components are not comparable. Results of interim periods are not necessarily indicative of future results of operations.

   GALIC's principal products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). American Memorial offers a variety of annuity products to finance pre-arranged funerals. The following table summarizes AAG's annuity premiums (in millions):

                                   Three months ended Six months ended
                                             June 30,         June 30,
                                          1996   1995      1996   1995
             GALIC:
               FPDAs - first year         $  9   $ 13      $ 19   $ 24
               FPDAs - renewal              52     56       101    108
               SPDAs                        72     57       142    113
                                           133    126       262    245
             American Memorial              11     -         19     -
                                          $144   $126      $281   $245

   The increase in GALIC's sales of SPDAs reflects the addition of two agents who wrote approximately 18% of GALIC's total annuity premiums for the six months ended June 30, 1996. American Memorial's annuity premiums increased 52% in the first six months of 1996 over the comparable period in 1995.




                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Pretax Operating Earnings Pretax earnings from operations (before realized gains) for the second quarter and first six months of 1996 were $24.7 million and $47.1 million, respectively, compared to $18.9 million and $36.3 million for the same periods in 1995. The improvement in 1996 can be attributed to the growth in invested assets, including the increase due to the acquisition of American Memorial and Loyal.

   Life, Accident and Health Premiums and Benefits Revenues and expenses reflect the acquisition of American Memorial and Loyal.

   Net Investment Income Net investment income increased 17% in both the second quarter and first six months of 1996 compared to the same periods in 1995 due to an increase in the Company's average fixed maturity investment base. Investment income is reflected net of investment expenses of $3.2 million in 1996 and $2.4 million in 1995.

   Realized Gains Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies.

   Equity in Net Earnings of Affiliate Equity in net earnings of affiliate represents AAG's proportionate share of Chiquita's earnings. Chiquita reported net income before extraordinary item for the second quarter and first six months of 1996 of $43.1 million and $67.3 million compared to $34.1 million and $71.8 million for the same periods in 1995.

   Annuity Benefits Annuity benefits reflect primarily interest credited to annuity policyholders' funds accumulated. GALIC's fixed rate annuity products permit GALIC to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread without a substantial effect on persistency. Annuity benefits increased 7% in the second quarter and 6% in the first six months of 1996 compared to the respective periods in 1995 due primarily to an increase in average annuity benefits accumulated.

   Amortization of Insurance Acquisition Costs Amortization of insurance acquisition costs increased to $14.2 million in the first six months of 1996 from $3.6 million in the first six months of 1995 due to the acquisition of LCC.

   Interest and Other Debt Expenses Interest on borrowings decreased over 12% in the second quarter and first six months of 1996 compared to the same periods in 1995 due to repurchases of debt during 1996 and 1995, as well as lower rates on AAG's credit facilities which were used to finance repurchases of higher cost debt.

   Other Expenses Other expenses increased in the second quarter and first six months of 1996 compared to the same periods in 1995 reflecting the operating and general expenses of American Memorial and Loyal as well as additional costs relating to expanded distribution networks.

   Extraordinary Item Extraordinary item reflects primarily AAG's losses, net of tax, on retirements of its debt during the first six months of 1996. Subsequent to June 30, 1996 (through August 9), AAG repurchased $17.4 million principal amount of its 11-1/8% Notes realizing a pretax extraordinary loss of approximately $1.7 million.

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION

                                      ITEM 4

               Submissions of Matters to a Vote of Security Holders


   The Registrant's annual shareholders' meeting was held May 23, 1996. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. All of the eight nominees for director proposed by the Registrant were elected to the Board of Directors.

   The votes cast for, against or withheld, the number of abstentions and broker non-votes as to each matter voted on at the 1996 Annual Meeting is set forth below:

                                       For      Withheld
   Election of Directors:
     Carl H. Lindner                40,931,675    9,812
     S. Craig Lindner               40,931,974    9,513
     Robert A. Adams                40,932,663    8,824
     John T. Lawrence III           40,933,843    7,644
     A. Leon Fergenson              40,932,176    9,311
     Ronald G. Joseph               40,934,009    7,478
     William R. Martin              40,931,154   10,333
     Ronald F. Walker               40,933,987    7,500



                                      ITEM 6

                         Exhibits and Reports on Form 8-K


   (a) Exhibit 27 - Financial Data Schedule as of June 30, 1996. For submission in electronic filing only.

   (b) Report on Form 8-K - None.


                                    Signature


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                      American Annuity Group, Inc.



   August 14, 1996                    BY:/s/William J. Maney
                                         William J. Maney
                                         Senior Vice President, Treasurer
                                           and Chief Financial Officer


