Form 10-Q
period 1996-09-30
AMERICAN ANNUITY GROUP INC
filed 1996-11-14
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                              Commission File
   September 30, 1996                                          No. 1-11632



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




   As of November 1, 1996, there were 43,081,464 shares of the Registrant's Common Stock outstanding.





                                   Page 1 of 19



                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  September 30,December 31,
                                                          1996        1995
   ASSETS
     Investments:
       Fixed maturities:
         Held to maturity - at amortized cost
          (market - $2,524.1 and $2,600.0)            $2,521.4    $2,497.2
         Available for sale - at market
          (amortized cost - $3,133.1 and $2,787.6)     3,156.7     2,926.6
       Equity securities - at market (cost - $13.2
         and $14.1)                                       42.0        32.6
       Investment in affiliate                            21.1        20.3
       Mortgage loans on real estate                      71.5        70.4
       Real estate                                        37.1        39.9
       Policy loans                                      247.2       241.4
       Short-term investments                             30.0       140.7
         Total investments                             6,127.0     5,969.1

     Cash                                                 27.1        28.7
     Accrued investment income                            97.0        87.4
     Unamortized insurance acquisition costs, net        182.3       149.8
     Other assets                                        160.2       137.5
     Assets held in separate accounts                    243.3       238.5

         Total assets                                 $6,836.9    $6,611.0


   LIABILITIES AND STOCKHOLDERS' EQUITY
     Annuity benefits accumulated                     $5,279.2    $5,052.0
     Life, accident and health reserves                  561.1       538.3
     Notes payable                                       159.5       167.7
     Payable to affiliates, net                           29.1        29.1
     Deferred taxes on unrealized gains                   17.0        48.0
     Accounts payable, accrued expenses and other
       liabilities                                       134.7       108.1
     Liabilities related to separate accounts            243.3       238.5
         Total liabilities                             6,423.9     6,181.7

     Series B Preferred Stock (at redemption value)       17.0        17.0
     Common Stock, $1 par value
       -100,000,000 shares authorized
       - 43,077,301 and 43,071,882 shares outstanding     43.1        43.1
     Capital surplus                                     360.5       361.1
     Accumulated deficit at December 31, 1992           (212.6)     (212.6)
     Retained earnings since January 1, 1993             173.5       131.4
     Unrealized gain on marketable securities, net of
       deferred income taxes and insurance adjustments    31.5        89.3
         Total stockholders' equity                      413.0       429.3

         Total liabilities and stockholders' equity   $6,836.9    $6,611.0




                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)


                                                 Three                Nine
                                             months ended        months ended
                                             September 30,       September 30,
                                             1996    1995       1996     1995
   Revenues:
     Net investment income                 $119.4  $102.3    $347.0     $297.1
     Realized gains on sales of
       investments                            0.5     6.9       1.4        7.0
     Life, accident and health premiums      24.8     0.4      80.3        1.6
     Equity in net earnings (losses) of
       affiliate                             (0.6)   (0.7)      2.2        2.2
     Other income                             1.8     0.5       4.9        1.3
                                            145.9   109.4     435.8      309.2
   Costs and Expenses:
     Annuity benefits                        69.5    65.7     206.3      194.2
     Life, accident and health benefits      21.7     0.2      70.2        1.3
     Amortization of insurance acquisition
       costs                                  6.9     2.6      21.1        6.2
     Interest and other debt expenses         3.4     4.3      11.4       13.4
     Other expenses                          18.9    11.0      53.3       32.1
                                            120.4    83.8     362.3      247.2

   Income before taxes and
       extraordinary item                    25.5    25.6      73.5       62.0
   Provision for income taxes                 8.4     9.0      25.4       21.8

   Income before extraordinary item          17.1    16.6      48.1       40.2

   Extraordinary item - loss on
       prepayment of debt                    (1.7)     -       (6.0)        -

   Net Income                               $15.4   $16.6     $42.1      $40.2


     Preferred dividend requirement           0.4      -        1.1         -

     Net income applicable to Common Stock  $15.0   $16.6     $41.0      $40.2

     Average common shares outstanding       43.1    40.8      43.1       39.7


   Earnings (loss) per common share:
     Continuing operations                  $0.39   $0.41     $1.09      $1.01
     Extraordinary item                     (0.04)     -      (0.14)        -
     Net income                             $0.35   $0.41     $0.95      $1.01










                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                                   Nine months ended
                                                      September 30,
                                                      1996       1995
   Preferred Stock:
     Balance at beginning and end of period         $ 17.0     $   -


   Common Stock:
     Balance at beginning of period                 $ 43.1     $ 39.1
     Issued during the period                           -         4.0
       Balance at end of period                     $ 43.1     $ 43.1


   Capital Surplus:
     Balance at beginning of period                 $361.1     $330.8
     Common Stock issuance                             0.1       33.3
     Preferred dividends declared                     (0.7)        -
       Balance at end of period                     $360.5     $364.1


   Accumulated Deficit at December 31, 1992:       ($212.6)   ($212.6)


   Retained Earnings Since January 1, 1993:
     Retained earnings from January 1, 1993 to
       beginning of period                          $131.4     $ 76.1
     Net income                                       42.1       40.2
       Balance at end of period                     $173.5     $116.3


   Unrealized Gains (Losses), Net:
     Balance at beginning of period                 $ 89.3    ($ 29.0)
     Change during period                            (57.8)      68.4
       Balance at end of period                     $ 31.5     $ 39.4






















                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                         Nine months ended
                                                            September 30,
                                                          1996        1995
   Cash Flows from Operating Activities:
     Net income                                         $ 42.1      $ 40.2
     Adjustments:
       Extraordinary losses on retirement of debt          6.0          -
       Increase (decrease) in life, accident and
         health reserves                                  22.8        (0.1)
       Benefits to annuity policyholders                 206.3       194.2
       Amortization of insurance acquisition costs        21.1         6.2
       Equity in net earnings of affiliate                (2.2)       (2.2)
       Depreciation and amortization                       3.9         2.4
       Realized gains on investing activities             (1.4)       (7.0)
       Increase in accrued investment income              (9.6)       (9.1)
       Increase in insurance acquisition costs           (46.9)      (24.8)
       Increase in other assets                           (4.4)       (1.5)
       Increase (decrease) in other liabilities           (4.8)        8.4
       Other, net                                         (5.3)        1.3
                                                         227.6       208.0

   Cash Flows from Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments                       (759.4)     (743.5)
       Real estate, mortgage loans and other assets      (21.7)      (15.7)
     Maturities and redemptions of fixed maturity
       investments                                       195.1       106.5
     Sales of:
       Fixed maturity investments                        207.9       407.7
       Equity securities                                   1.2         1.6
       Real estate, mortgage loans and other assets       21.1         5.2
     Increase in policy loans                             (5.8)      (16.9)
                                                        (361.6)     (255.1)

   Cash Flows from Financing Activities:
     Annuity receipts                                    410.2       338.3
     Annuity surrenders, benefits and withdrawals       (372.0)     (302.5)
     Additions to notes payable                           82.2        13.0
     Reductions of notes payable                         (98.1)      (46.4)
     Issuance of common stock                              0.1        37.3
     Cash dividends paid                                  (0.7)         -
                                                          21.7        39.7

   Net decrease in cash and short-term investments      (112.3)       (7.4)

   Cash and short-term investments at beginning
     of period                                           169.4        62.7
   Cash and short-term investments at end of period     $ 57.1      $ 55.3








                        AMERICAN ANNUITY GROUP, INC. 10-Q

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   A. Description of the Company

      American Annuity Group, Inc. ("AAG" or "the Company") markets (i) individual and group annuities nationwide to the savings and retirement markets, (ii) individual life insurance and annuity policies with the sponsorship of state associations of funeral directors as well as individual funeral directors across the country, and (iii) various forms of life, accident and health insurance and annuities through payroll deduction plans and financial institutions.

      AAG's parent, American Financial Corporation ("AFC"), was acquired by American Financial Group, Inc. ("AFG") in April 1995. AFG and its subsidiaries owned 35,059,995 shares (81%) of AAG's Common Stock at November 1, 1996.

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



                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


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

      Income Taxes AAG, Great American Life Insurance Company ("GALIC") and all other 80%-owned U.S. non-life subsidiaries are consolidated with AFC for federal income tax purposes. AAG's other life insurance subsidiaries will file separate federal income tax returns through the fifth year from their acquisition or formation.

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




                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   D. Investments

      The carrying value of AAG's fixed maturity portfolio was comprised of the following at September 30, 1996:
                                          Held to  Available
                                         Maturity   for Sale  Total
         U. S. Government and government
           agencies and authorities            0%       3%       3%
         Public utilities                      7        3       10
         Mortgage-backed securities           12       21       33
         All other corporate                  26       28       54
                                              45%      55%     100%

       "Investing activities" related to fixed maturity investments in AAG's Statement of Cash Flows for the nine months ending September 30, consisted of the following (in millions):
                                          Held to  Available
                                         Maturity   for Sale  Total
         1996
         Purchases                         ($103.9) ($655.5) ($759.4)
         Maturities and paydowns              81.3    113.8    195.1
         Sales                                 9.3    198.6    207.9

         1995
         Purchases                         ($206.9) ($536.6) ($743.5)
         Maturities and paydowns              41.9     64.6    106.5
         Sales                                 6.2    401.5    407.7

       Securities classified as "held to maturity" having an amortized cost of $9.5 million and $6.3 million were sold in the first nine months of 1996 and 1995, respectively, due to significant deterioration in the issuers' creditworthiness.

   E.  Investment in Affiliate

       Investment in affiliate (carrying value of $21.1 million at September 30, 1996) reflects AAG's 5% ownership (2.7 million shares) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 38% interest in the common stock of Chiquita. Chiquita is a leading international marketer, processor and producer of quality food products. The market value of AAG's investment in Chiquita was approximately $32.7 million at September 30, 1996.

   F.  Unamortized Insurance Acquisition Costs

       Unamortized insurance acquisition costs consisted of the following (in millions):
                                            September 30, December 31,
                                                     1996         1995
           Deferred policy acquisition costs       $266.8       $228.2
           Present value of future
             profits acquired                        68.9         73.4
           Unearned revenues                       (153.4)      (151.8)
                                                   $182.3       $149.8


                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   G.   Notes Payable

        Notes payable consisted of the following (in millions):

                                            September 30, December 31,
                                                     1996         1995
           Direct obligations of AAG:
             11-1/8% Senior Subordinated Notes due
               February 2003*                      $ 24.1       $101.4
             9-1/2% Senior Notes due August 2001*    40.9         41.5
             Bank Credit Line due September 1999*    74.7         20.5
             Unsecured Bank Credit Line due
               January 1997*                         14.5           -
             Other                                    1.2           -
           Subsidiary debt                            4.1          4.3
                Total                              $159.5       $167.7

        * Assumed by AAG Holding Company on November 1, 1996.

        In the first three quarters of 1996, the Company repurchased $77.9 million principal amount of its Notes (including $21.3 million purchased by GALIC) realizing a pretax extraordinary loss of approximately $8.2 million.

        AAG has a $75 million revolving credit agreement with four banks. Loans under the credit agreement bear interest at floating rates based on prime or Eurodollar rates and are collateralized by 25% of the Common Stock of GALIC. In 1996, AAG obtained a $40 million unsecured bank line of credit under terms similar to its existing credit line. At September 30, 1996 and December 31, 1995, the weighted average rate on the bank credit lines was 6.46% and 6.83%, respectively. The Company expects to expand and extend its unsecured credit line.

        On November 7, 1996, AAG Holding repaid $50 million of its bank lines using proceeds from the issuance of preferred securities. (See Note K to Consolidated Financial Statements.)

        Scheduled principal payments on debt for the balance of 1996 and the subsequent five years, adjusted to reflect the November 1996 paydowns, are shown below (in millions). The scheduled principal payments assume that Notes purchased are applied to the earliest scheduled retirements.


                           AAG Holding    Other      Total
                1996           $  -        $0.1      $ 0.1
                1997            10.5        0.7       11.2
                1998              -         0.7        0.7
                1999            34.2        0.8       35.0
                2000              -         0.8        0.8
                2001            40.8        0.6       41.4







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




                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   J.        Statutory Information

             Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC were as follows (in millions):

                                        September 30, December 31,
                                                1996         1995
                Policyholders' surplus        $277.8       $272.8
                Asset valuation reserve         88.1         90.2
                Interest maintenance reserve    26.7         32.2

                                           Nine months ended September 30,
                                                1996         1995
                Net gain from operations      $ 50.1       $ 44.0
                Net income                      48.0         42.4

             The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus, statutory net gain from operations and statutory net income. Based on net gain from operations at December 31, 1995, GALIC may pay approximately $58.6 million in dividends in 1996 without prior approval, according to the most restrictive dividend requirements of GALIC's domiciliary states. In the first three quarters of 1996, AAG received $39.1 million in capital distributions from GALIC.

   K.        Subsequent Events

             In connection with the anticipated establishment of a new unsecured line of credit, the Company transferred all the outstanding stock of GALIC to AAG Holding Company, Inc., a wholly-owned subsidiary of the Company, on November 1, 1996. In connection with that transaction, AAG Holding assumed all of the Company's obligations under the 9-1/2% Senior Notes due 2001, 11-1/8% Senior Subordinated Notes due 2003, and the bank lines of credit. The Company has guaranteed the obligations of AAG Holding under this indebtedness.

             In November 1996, a wholly-owned trust subsidiary of AAG Holding issued three million units of 9-1/4% Trust Originated Preferred Securities ("TOPrS") for $75 million in cash. The Trust then purchased $75 million of newly issued AAG Holding 9-1/4% Subordinated Debentures due 2026, which, along with related interest and principal payments received, will be the only assets of the Trust. AAG Holding used the proceeds from this transaction to retire $50 million of outstanding bank debt and the remainder for general corporate purposes, which may include the retirement of additional debt and investment in insurance businesses.

             Holders of the TOPrS are entitled to receive quarterly cash distributions of $0.58 per unit. Payment dates and amounts for the TOPrS correspond to those on the Subordinated Debentures. The TOPrS are mandatorily redeemable upon maturity or redemption of the Subordinated Debentures. The Subordinated Debentures are redeemable by AAG Holding on or after November 7, 2001.

             Distribution and redemption payments on the TOPrS are guaranteed by AAG Holding to the extent the Trust has funds available therefor.



                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations


   GENERAL

   American Annuity Group, Inc. ("AAG" or "the Company") and AAG Holding Company, Inc. ("AAG Holding") are organized as holding companies with nearly all of their operations being conducted by their subsidiaries. The parent corporations, however, have continuing expenditures for administrative expenses, corporate services, liabilities in connection with discontinued operations and for the payment of interest and principal on borrowings and shareholder dividends.

   Since its business is financial in nature, AAG does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios AAG's ratio of earnings to fixed charges was 6.9 for the first nine months of 1996 compared to 5.4 for the first nine months of 1995; the ratio of earnings to fixed charges and preferred dividends was 6.1 for the first nine months of 1996. The ratio of AAG's consolidated debt to equity, excluding the effects of unrealized gains and losses on stockholders' equity, was .42 at September 30, 1996, compared to .49 at December 31, 1995 and .79 at December 31, 1994. These same ratios including the effects of unrealized gains and losses were .39, .39, and .90, respectively.

   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 1996, the capital ratios of each of AAG's insurance subsidiaries exceeded the RBC requirements by substantial amounts.

   Sources and Uses of Funds On November 7, 1996, a wholly-owned trust subsidiary of AAG Holding raised $75 million in cash from the issuance of preferred securities. The Company used $50 million of the proceeds to retire bank debt; the remainder is available for general corporate purposes.

   In 1994, management concluded that the Company would benefit from a reduction in total indebtedness and the resulting reduction in debt service requirements. The perceived benefits included (i) the ability to retain cash to be utilized to expand the Company's operations, and (ii) the prospect for better ratings for the Company's insurance subsidiaries. As a result, AAG began to acquire its outstanding indebtedness, primarily through privately negotiated transactions. In 1996 (through November 8), the Company repurchased $57 million principal amount of its Notes for $61 million; an additional $21 million was purchased by GALIC for $23 million. Funds for these retirements came from bank borrowings and cash on hand.

   As of November 8, 1996, AAG Holding had approximately $70 million available under its bank lines of credit. AAG Holding expects to expand and extend its credit lines in the near future.

   In September 1996, three nationally recognized rating agencies upgraded their ratings on AAG public debentures. The senior debt is now rated investment grade by all three agencies and the subordinated debt is rated investment grade by two of the agencies. Additionally, two of the agencies gave the TOPrS, issued in November 1996, an investment grade rating as well.



                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued



   The November 1995 acquisition of Laurentian Capital Corporation ("LCC") was funded primarily with internal funds supplemented by bank borrowings and the proceeds of a common stock offering in August.

   In December 1995, AAG sold $17 million of newly issued 8.5% Series B Preferred Stock to a subsidiary of AFG. The proceeds from the sale were contributed to GALIC. AAG expects to sell additional Preferred Stock to AFG or its subsidiary in December 1996.

   The ability of AAG and AAG Holding to pay interest and principal on debt, dividends on preferred stock, obligations related to the Company's discontinued manufacturing operations and other holding company costs is dependent on payments from GALIC in the form of capital distributions and income tax payments. In the first nine months of 1996, AAG received $55.6 million in such payments from GALIC.

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

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's bond portfolio by NAIC designation (and comparable Standard & Poor's Corporation rating) as of September 30, 1996:

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

   AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised over 98% of its investment portfolio at September 30, 1996. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities.

   At September 30, 1996, AAG had approximately $26 million in net unrealized gains on its fixed maturity portfolio compared to net unrealized gains of $242 million at December 31, 1995. This decrease, representing approximately 4% of the carrying value of AAG's fixed maturity portfolio, resulted from an increase in the general level of interest rates.

   At September 30, 1996, AAG had less than 2% of total assets invested in mortgage loans and real estate. The majority of mortgage loans and real estate was purchased within the last three years.

   At September 30, 1996, AAG's mortgage-backed securities ("MBSs") portfolio represented approximately one-third of fixed maturity investments. As of September 30, 1996, interest only (I/O), principal only (P/O) and other "high risk" MBSs represented less than eight-tenths of one percent of total assets. AAG invests primarily in MBSs which have a reduced risk of prepayment. In addition, the majority of MBSs held by AAG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will minimize the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

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

   RESULTS OF OPERATIONS

   General The operations of American Memorial and Loyal are included in AAG's financial statements from the date of their acquisition in November 1995. Accordingly, the first nine months 1996 and 1995 income statement components are not comparable. Results of interim periods are not necessarily indicative of future results of operations.



                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   GALIC's principal products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). American Memorial offers a variety of annuity products to finance pre-arranged funerals. The following table summarizes AAG's annuity premiums (in millions):

                                            Three            Nine
                                         months ended     months ended
                                         September 30,    September 30,
                                          1996   1995      1996   1995
             GALIC:
               FPDAs - first year         $  7   $  9      $ 26   $ 33
               FPDAs - renewal              33     37       134    145
               SPDAs                        81     47       223    160
                                           121     93       383    338
             American Memorial              10     -         29     -
                                          $131   $ 93      $412   $338

   The increase in GALIC's sales of SPDAs reflects the addition of two Managing General Agencies that wrote approximately one-fifth of GALIC's total annuity premiums for the nine months ended September 30, 1996.

   Pretax Operating Earnings Pretax earnings from operations (before realized gains) for the third quarter and first nine months of 1996 were $25.0 million and $72.1 million, respectively, compared to $18.7 million and $55.0 million for the same periods in 1995. The improvement in 1996 can be attributed to the growth in invested assets, including the increase due to the acquisition of American Memorial and Loyal.

   Life, Accident and Health Premiums and Benefits Revenues and expenses reflect the acquisition of American Memorial and Loyal.

   Net Investment Income Net investment income increased 17% in both the third quarter and first nine months of 1996 compared to the same periods in 1995 due to an increase in the Company's average fixed maturity investment base. Investment income is reflected net of investment expenses of $4.9 million in 1996 and $3.8 million in 1995.

   Realized Gains Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies.

   Equity in Net Earnings (Losses) of Affiliate Equity in net earnings (losses) of affiliate represents AAG's proportionate share of Chiquita's earnings. Chiquita reported a net loss before extraordinary item for the third quarter of 1996 and 1995 of $7.6 million and $11.0 million, respectively. Net income before extraordinary item for the first nine months of 1996 and 1995 was $59.7 million and $60.8 million, respectively.

   Annuity Benefits Annuity benefits reflect primarily interest credited to annuity policyholders' funds accumulated. GALIC's fixed rate annuity products permit GALIC to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread


                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   without a substantial effect on persistency. Annuity benefits increased 6% in both the third quarter and first nine months of 1996 compared to the respective periods in 1995 due primarily to an increase in average annuity benefits accumulated.

   Amortization of Insurance Acquisition Costs Amortization of insurance acquisition costs increased to $21.1 million in the first nine months of 1996 from $6.2 million in the first nine months of 1995 due to the acquisition of LCC.

   Interest and Other Debt Expenses Interest on borrowings decreased 21% in the third quarter and 15% in the first nine months of 1996 compared to the same periods in 1995 due to repurchases of debt during 1996 and 1995, as well as lower rates on AAG's credit facilities which were used to finance repurchases of higher cost debt.

   Other Expenses Other expenses increased in the third quarter and first nine months of 1996 compared to the same periods in 1995 reflecting the operating and general expenses of American Memorial and Loyal as well as additional costs relating to expanded distribution networks.

   Extraordinary Item Extraordinary item reflects AAG's losses ($5.3 million net of tax) on retirements of its debt during the first nine months of 1996 and AAG's proportionate share of Chiquita's extraordinary loss ($0.7 million net of tax) on the retirement of certain of its debt.


                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION

                                      ITEM 6

                         Exhibits and Reports on Form 8-K


   (a) Exhibit 27 - Financial Data Schedule as of September 30, 1996. For submission in electronic filing only.

   (b) Report on Form 8-K - None.


                                    Signature


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                      American Annuity Group, Inc.



   November 13, 1996                  BY:William J. Maney
                                         Senior Vice President, Treasurer
                                           and Chief Financial Officer




