Form 10-K405
period 1996-12-31
AMERICAN ANNUITY GROUP INC
filed 1997-03-25
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Fiscal Year Ended                           Commission File
   December 31, 1996                                   No. 1-11632


                           AMERICAN ANNUITY GROUP, INC.

   Incorporated under                                  IRS Employer I.D.
   the Laws of Delaware                                No. 06-1356481

                  250 East Fifth Street, Cincinnati, Ohio 45202
                                  (513) 333-5300

   Securities Registered Pursuant to Section 12(b) of the Act:
                                                       Name of Each Exchange
       Title of Each Class                             on which Registered
       American Annuity Group, Inc.:
       Common Stock, Par Value $1.00 Per Share         New York

       AAG Holding Company, Inc. (Guaranteed by Registrant):
       9-1/2% Senior Notes due August 15, 2001         New York
       11-1/8% Senior Subordinated Notes due February 1, 2003New York

       American Annuity Group Capital Trust I (Guaranteed by Registrant):
       9-1/4% Trust Originated Preferred Securities    New York

   Securities Registered Pursuant to Section 12(g) of the Act:  None

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
   filing requirements for the past 90 days.  Yes  X   No

       Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       As of February 28, 1997, there were 43,201,574 shares of the Registrant's Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates at that date was approximately $124.2 million based upon non-affiliate holdings of 8,141,579 shares and a market price of $15.25 per share.

                       Documents Incorporated by Reference:

       Proxy Statement for the 1997 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

                           AMERICAN ANNUITY GROUP, INC.

                              INDEX TO ANNUAL REPORT

                                   ON FORM 10-K


   Part I
          Page
   Item 1.       Business
       Introduction                                                     1
       Great American Life Insurance Company                            1
       American Memorial Life Insurance Company and
         Loyal American Life Insurance Company                          5
       Other Subsidiaries                                               7
       Investments                                                      8
       Independent Ratings                                             10
       Competition                                                     10
       Regulation                                                      11
       Discontinued Manufacturing Operations                           13
       Employees                                                       13
   Item 2.       Properties                                            13
   Item 3.       Legal Proceedings                                     14
   Item 4.       Submission of Matters to a Vote of Security Holders    *


   Part II

   Item 5.       Market for Registrant's Common Equity and Related
                   Stockholder Matters                                 15
   Item 6.       Selected Financial Data                               16
   Item 7.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 17
   Item 8.       Financial Statements and Supplementary Data           22
   Item 9.       Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                  *


   Part III

   Item 10. Directors and Executive Officers of the Registrant         22
   Item 11. Executive Compensation                                     22
   Item 12. Security Ownership of Certain Beneficial Owners and
            Management                                                 22
   Item 13. Certain Relationships and Related Transactions             22


   Part IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                              S-1



   * The response to this item is "none".

                                      PART I

                                      ITEM 1

                                     Business

   Introduction

   American Annuity Group, Inc. ("AAG" or "the Company") was incorporated as a Delaware corporation in 1987. AAG is a holding company which operates through wholly-owned subsidiaries. AAG's primary subsidiary, Great American Life Insurance Company ("GALIC"), sells (i) flexible premium and single premium annuities in the qualified (not-for-profit) market and (ii) single premium annuities in the non-qualified market. AAG acquired GALIC in December 1992.

   In November 1995, AAG acquired Laurentian Capital Corporation ("LCC"). As a result, the Company's subsidiaries now include (i) American Memorial Life Insurance Company, which markets individual life insurance and annuity policies with the sponsorship of state associations of funeral directors as well as individual funeral directors and corporate-owned funeral homes across the country and (ii) Loyal American Life Insurance Company, which specializes in supplemental life and health insurance sold through payroll deduction plans and credit unions.

   AAG is an 81% owned subsidiary of American Financial Group, Inc. ("AFG").

   Great American Life Insurance Company

   GALIC, located in Cincinnati, was incorporated in New Jersey in 1959 and redomiciled as an Ohio corporation in 1982. GALIC entered the tax-deferred annuity business in 1976; prior to that time it wrote primarily whole-life, term-life, and accident and health insurance policies. GALIC is currently rated "A" (Excellent) by A.M. Best and "AA-" (Very high claims paying ability) by Duff & Phelps.

   Annuities are long-term retirement savings plans that benefit from interest accruing on a tax-deferred basis. The issuer of the annuity collects premiums, credits interest on the policy and pays out a benefit upon death, surrender or annuitization.

   Annuity contracts are generally classified as either fixed rate or variable. With a fixed rate annuity, the interest crediting rate is initially set by the issuer and thereafter may be changed from time to time by the issuer based on market conditions, subject to any guaranteed minimum interest crediting rates in the policy. With a variable annuity, the value of the policy is tied to an underlying securities portfolio or underlying mutual funds. The majority of annuities issued by GALIC have been fixed rate annuities.

   Employees of qualified not-for-profit organizations are eligible to save for retirement through contributions made on a before-tax basis. Contributions are made at the discretion of the participants through payroll deductions or through tax-free "rollovers" of funds. Federal income taxes are not payable on contributions or earnings until amounts are withdrawn.

   The following table (in millions) presents financial information concerning GALIC.

                      Statutory Accounting Principles Basis

                                          1996   1995   1994    1993   1992

     Total Assets                       $5,752 $5,414 $5,057  $4,758 $4,377

     Insurance Reserves:
       Annuities                        $5,298 $4,974 $4,655  $4,299 $4,011
       Life                                 22     22     21      22     23
       Accident and Health                  -      -       1       1      1
                                        $5,320 $4,996 $4,677  $4,322 $4,035

     Capital and Surplus                $  285 $  273 $  256  $  251 $  216
     Asset Valuation Reserve(a)             91     90     80      70     71
     Interest Maintenance Reserve(a)        25     32     28      36     17

     Annuity Receipts:
       Flexible Premium:
              First Year                $   35 $   42 $   39  $   47 $   48
         Renewal                           182    196    208     223    232
                                           217    238    247     270    280
       Single Premium                      319    219    196     130     80
          Total Annuity Receipts        $  536 $  457 $  443  $  400 $  360

     (a)  Allocation of surplus.


             Generally Accepted Accounting Principles ("GAAP") Basis

                                          1996   1995   1994    1993   1992

     Total Assets                       $5,934 $5,608 $5,044  $4,883 $4,436
     Annuity Benefits Accumulated        5,205  4,917  4,596   4,257  3,974
     Stockholder's Equity                  658    623    449     520    418

   Single premium annuity receipts have increased each year since 1992 due primarily to sales of newly introduced products and, in 1995, the development of new distribution channels. This increase has more than offset the decline in flexible premium receipts.

   Annuity Products

   GALIC's principal products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). FPDAs are characterized by premium payments that are flexible in both amount and timing as determined by the policyholder. SPDAs are issued in exchange for a one-time lump-sum premium payment.

   GALIC's FPDAs are sold primarily to employees of qualified not-for-profit organizations under Section 403(b) of the Internal Revenue Code. Over the last several years, sales of non-qualified annuities have represented an increasing percentage of premiums as GALIC has developed products and distribution channels targeted to the non-qualified markets. The following table summarizes GALIC's written premiums and insurance reserves on a statutory basis by product line (dollars in millions).

                                1996 Premiums Written   Insurance Reserves
                                  First         % of     December 31, 1996
                                   YearRenewal Total       Amount    %
     Flexible Premium:
       Qualified                   $ 35 $181   40.1%       $3,268  61.5%
       Non-qualified                 -     1    0.2            12   0.2
           Total                     35  182   40.3         3,280  61.7

     Single Premium:
       Qualified                    153   -    28.4         1,067  20.1
       Non-qualified                166   -    30.9           550  10.3
           Total                    319   -    59.3         1,617  30.4

     Annuities in Payout             -    -      -            401   7.5
     Life, Accident & Health         -     2    0.4            22   0.4
           Total                   $354 $184  100.0%       $5,320 100.0%

   At December 31, 1996, substantially all of GALIC's annuity policyholder benefit reserves consisted of fixed rate annuities which offered a minimum interest rate guarantee of 3% or 4%. The majority of GALIC's fixed rate annuity policies permit GALIC to change the crediting rate at any time (subject to the minimum guaranteed interest rate). In determining the frequency and extent of changes in the crediting rate, GALIC takes into account the economic environment and the relative competitive position of its products.

   GALIC seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its policies. GALIC accomplishes this by (i) offering crediting rates which it has the option to change, (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities. Qualified annuity policyholders maintain access to their funds without incurring policy or IRS penalties through provisions in the contracts which allow policy loans.

   GALIC designs its products with certain surrender charges and front-end fees to discourage policyholders from surrendering or withdrawing funds during the first five to ten years after issuance of a policy. Partly due to these features, GALIC's annuity surrenders have averaged approximately 7% of statutory reserves over the past five years.

   Persistency rates reflect the proportion of reserves maintained by the Company and not paid out in the form of surrenders, annuitizations or death benefits. The following table illustrates GALIC's annual persistency rates for its major products over the past five years.

                                                Persistency Rates
     Product Group                    1996    1995    1994    1993    1992
     Flexible Premium                 90.0%   91.0%   92.5%   92.0%   90.6%
     Single Premium                   91.6    93.6    93.5    93.3    93.8

   Management believes that this favorable persistency rate has been enhanced by the high level of service offered to agents and policyholders and GALIC's interest crediting policy. GALIC has been able to offer higher accumulation values and benefit levels as well as increase its persistency with the two-tier design of certain GALIC products. Two account values are maintained for two-tier annuities -- the annuitization (or upper-tier) value and the surrender (or
   lower-tier) value.   The annuitization value is paid upon a policyholder's
   death or election to annuitize (withdraw funds in a series of periodic payments for at least the minimum number of years specified in the policy). If a lump sum payment is chosen by the policyholder, the surrender benefit is paid. GALIC's two-tier annuities are particularly attractive to policyholders who intend to accumulate funds to provide retirement income since the annuitization value is accumulated at a competitive long-term interest rate.

   GALIC also offers single-tier products. After the initial surrender charges have been reduced to zero, single-tier annuities carry one value whether the policy is surrendered or annuitized. In 1996, approximately three-fourths of first year FPDA premiums and SPDA premiums received were on single-tier policies compared to approximately one-sixth in 1992.

   In the third quarter of 1996, GALIC began marketing a new type of annuity that offers the traditional features of a fixed annuity (guaranteed minimum annual interest rate on a portion of the premium received and a guaranteed minimum surrender value) with the opportunity to participate, in part, in increases in the S&P 500 Index over a selected term (generally a minimum of six years).

   Marketing and Distribution

   Sales of annuities are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level of interest rates; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents;
   (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments and (viii) general economic conditions.

   GALIC markets its FPDAs principally to employees of educational institutions in the kindergarten through high school ("K-12") segment. Written premiums from the K-12 segment represented the majority of GALIC's total tax-qualified premiums in 1996.

   GALIC distributes its annuity products through over 75 managing general agents ("MGAs") who, in turn, direct approximately 1,000 actively producing independent agents. GALIC has developed its business on the basis of its relationships with MGAs and independent agents primarily through a consistent marketing approach and responsive service. GALIC's top MGA wrote approximately one-fifth of GALIC's premiums in 1996.

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

   To extend the distribution of GALIC annuities to a broader customer base, GALIC has developed a Personal Producing General Agent ("PPGA") distribution system. Approximately 70 PPGAs are contracted to sell GALIC annuities in those territories not served by an MGA. AAG has also developed two agency organizations to expand premium writings through banks, hospitals and certain not-for-profit organizations. (See "Other Subsidiaries.")

   GALIC is licensed to sell its products in all states (except New York) and in the District of Columbia. The following table reflects the geographical distribution of GALIC's annuity premiums in 1996 compared to 1992.

                             1996  1992                        1996  1992
             California      29.8% 20.2%      North Carolina    3.0%  3.2%
             Washington       7.0    *        Minnesota         2.8    *
             Texas            6.6   2.8       Connecticut       2.7   6.3
             Florida          5.1  10.2       Indiana           2.3    *
             Massachusetts    4.8   8.1       Arizona           2.1    *
             Ohio             4.8   5.1       Illinois           *    3.8
             Michigan         3.5   9.9       Rhode Island       *    2.6
             Iowa             3.4    *        New Hampshire      *    2.3
             New Jersey       3.1   6.2       All others, each
                                                less than 2%   19.0  19.3
                                                              100.0%100.0%

             * less than 2%

   At December 31, 1996, GALIC had approximately 250,000 annuity policies in force, nearly all of which were individual contracts.

   American Memorial Life Insurance Company and Loyal American Life Insurance Company

   American Memorial (formerly Prairie States Life Insurance Company) is located in Rapid City, South Dakota. Loyal is located in Mobile, Alabama. The following table (in millions) presents financial information concerning these two companies for 1996.

                                          American
     STATUTORY BASIS                      Memorial     Loyal
     Total Assets                             $412    $  255

     Insurance Reserves:
       Life                                   $276    $  167
       Annuities                                95         6
       Accident and Health                      -         29
                                              $371    $  202

     Capital and Surplus                      $ 27    $   37
     Asset Valuation Reserve                     4         3
     Interest Maintenance Reserve                2         1

     Premiums Written:
       Life                                   $ 57    $   20
       Annuities                                37        -
       Accident and Health                      -         21
       Other                                     3        -
          Total Premiums                      $ 97    $   41

     Life Insurance In Force                  $800    $2,100

     GAAP BASIS
     Total Assets                             $738      $312
     Annuity Benefits Accumulated               96         3
     Stockholder's Equity                       89        81

   Products

   American Memorial offers a variety of life insurance and annuity products to finance pre-arranged funerals. In a typical arrangement, a consumer pays in advance for certain goods and services to be provided by a funeral director. These payments may be used by the funeral director to purchase a life insurance or annuity contract or to invest in a trust fund. Approximately half of the premiums received by American Memorial are from single payment funding and half are from payment plans of three to ten years. The policy values increase at a rate geared to offset effects of inflation and thus provide for funeral costs at time of death.

   Loyal offers a variety of supplemental life and health insurance products that are normally sold on a fixed dollar amount per pay period program. For products sold through payroll deduction plans, the premiums are deducted from the individual's paycheck and remitted to Loyal on a periodic basis. For products sold through credit unions, the premiums are paid on a periodic basis through deductions from the member's credit union account. The products currently being offered include traditional whole life, universal life, term life, hospital indemnity, cancer and short-term disability.

   Marketing and Distribution

   American Memorial markets its products through funeral home operators in addition to a captive general agency force. American Memorial has approximately 1,000 actively producing agents and relationships with approximately 2,200 funeral homes nationwide. Rapid consolidation is making large chains the fastest growing segment of the funeral home industry. American Memorial is a leader in this segment, working with several of the major corporations. In 1996, about two-thirds of first-year sales were generated by the largest owner of funeral homes in the world. The remaining one-third was split between other funeral homes and the captive agency. As the funeral home industry continues to consolidate, increased reliance on large funeral home operators will likely be required.

   Loyal's marketing strategy emphasizes third party sponsorship to assist in its selling process. In the payroll deduction market, with the approval of the employer, Loyal's products are presented by marketing companies who provide job-site presentation to the employees; premium billings are sent directly to the employer for processing and remittance. With credit unions, the products are offered with the endorsement of the credit union management. The products are presented to the membership by independent agents and marketing companies through in-home sales, job-site or lobby enrollments and direct mail solicitation.

   The following table reflects the geographical distribution of American Memorial's and Loyal's premiums in 1996.

                    Florida                     10.5%
                    California                   8.8
                    North Carolina               8.6
                    Tennessee                    8.4
                    Washington                   7.5
                    Minnesota                    6.9
                    Alabama                      4.8
                    Missouri                     4.6
                    Louisiana                    4.1
                    All others,
                       each less than 4%        35.8
                                               100.0%

   Other Subsidiaries

   The Company owns several other insurance subsidiaries. Annuity Investors Life Insurance Company ("AILIC") was acquired by the Company in 1994 to facilitate its entrance into the variable annuity market. Industry sales of variable annuities have increased substantially over the last ten years as investors have sought to obtain the returns available in the equity markets while enjoying the tax-deferred status of annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options. Premiums directed to the variable options in policies issued by AILIC are invested in funds managed by various independent investment managers. Variable annuities can be either tax-qualified or non-qualified and may be funded with either a single premium payment or flexible premiums.

   Under federal law and the laws of many states, variable annuities are considered securities. As a result, variable annuities can be sold only by agents who possess the requisite securities licenses and are affiliated with a broker-dealer. Accordingly, not all agents who market fixed annuities also market variable annuities. AILIC intends to market its products through those members of the GALIC agency force who possess the requisite licenses as well as through additional agents not currently licensed with GALIC. AILIC also intends to market its products through other distribution channels including broker-dealers, financial institutions and subsidiaries of AAG.

   AAG may utilize one or more of its other life insurance subsidiaries in the future to take advantage of specific product or distribution channel opportunities. Collectively, these insurance subsidiaries (including AILIC) had statutory assets of approximately $160 million at December 31, 1996.

   Several non-insurance subsidiaries market additional funeral products as well as administrative and co-operative purchasing services. One of these subsidiaries, International Funeral Associates ("IFA"), is a co-operative buying service organization with approximately 1,750 independent members at year-end 1996. Including corporate members, total membership is approximately 3,000 funeral homes nationwide. IFA negotiates discounts with organizations that service the funeral industry; members of IFA are able to take advantage of these discounts, thereby enhancing their profitability through lower cost of goods and services.

   In addition to annuity and life insurance contracts, funeral contract funds may also be held in trust. American DataSource, Inc. ("ADS," formerly Laurentian Investment Services, Inc.) provides administrative and financial services to funeral directors in managing funds held in trust. ADS also provides other administrative services to funeral homes, cemeteries, financial institutions and funeral home consolidators.

   AAG Securities, Inc. is a broker-dealer licensed to sell stocks, bonds, mutual funds and variable annuities through independent agents and financial institutions.

   In the last three years, AAG has developed two organizations to market its subsidiaries' products in markets not previously served by GALIC's distribution system. Lifestyle Financial Investments, Inc. ("LFI") and its subsidiaries focus on the sale of single premium, non-qualified annuities through financial institutions. These companies concentrate their efforts on community banks primarily in the Midwest and Southeast. Retirement Resource Group, Inc. ("RRG") was formed in 1995 to market annuities and investment products to employees of hospitals and not-for-profit organizations.

   Collectively, these non-insurance subsidiaries had assets of $8 million at December 31, 1996.

   Investments

   Investments comprise approximately 90% of the Company's assets and are the principal source of income. Fixed income securities (including policy loans, mortgage loans and short-term investments) comprise over 98% of its investment portfolio. Risks inherent in connection with fixed income securities include loss upon default and market price volatility. Factors which can affect the market price of these securities include: (i) creditworthiness of issuers; (ii) changes in market interest rates; (iii) the number of market makers and investors and (iv) defaults by major issuers of securities.

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

   The National Association of Insurance Commissioners ("NAIC") assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio at market value by NAIC designation (and comparable Standard & Poor's Corporation rating) at December 31.

             NAIC
             Rating Comparable S&P Rating            1996  1995
               1    AAA, AA, A                         67%   64%
               2    BBB                                27    31
                         Total investment grade        94    95
               3    BB                                  3     3
               4    B                                   3     2
               5    CCC, CC, C                          *     *
               6    D                                   -     *
                         Total non-investment grade     6     5
                         Total fixed maturities       100%  100%

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

   At December 31, 1996, the average maturity of AAG's fixed maturity investments was approximately 7 years (including mortgage-backed securities, which had an estimated average life of approximately 8 years). The table below sets forth the maturities of the Company's fixed maturity investments based on their carrying value.

             Maturity                                1996  1995
             One year or less                           3%    1%
             After one year through five years         18    18
             After five years through ten years        36    40
             After ten years                           10     9
                                                       67    68
             Mortgage-backed securities                33    32
                                                      100%  100%

   The following table shows the performance of AAG's investment portfolio, excluding equity investments in affiliates (dollars in millions).

                                                     1996   1995   1994
             Average cash and investments at cost  $6,014 $5,220 $4,750
             Gross investment income                  474    411    377
             Realized gains                             1     16      -

             Percentage earned:
               Excluding realized gains               7.9%   7.9%   7.9%
               Including realized gains               7.9%   8.2%   7.9%

   Independent Ratings

   The Company's principal insurance subsidiaries ("Insurance Companies") are currently rated by A.M. Best and Duff & Phelps as follows:

                         A.M. Best      Duff & Phelps
     GALIC               A  (Excellent) AA- (Very high claims paying ability)
     American Memorial   B+ (Very Good) AA- (Very high claims paying ability)
     Loyal               A- (Excellent) AA- (Very high claims paying ability)
     AILIC               A  (Excellent) Not currently rated

   In evaluating a company's financial and operating performance, independent rating agencies review the company's: (i) profitability; (ii) leverage and liquidity; (iii) book of business; (iv) quality and estimated market value of assets; (v) adequacy of policy reserves; (vi) experience and competency of management and (vii) operating profile. Such ratings are generally based on factors of concern to policyholders and agents and are not directed toward the protection of investors.

   Management believes that the ratings assigned by independent insurance rating agencies are important because potential policyholders often use a company's rating as an initial screening device in considering annuity products. Management also believes that the majority of purchasers of 403(b) annuities would not be willing to purchase annuities from an issuer that had a rating below certain levels. In addition, some school districts, hospitals and banks do not allow insurers with a rating below certain levels to sell annuity products through their institutions.

   Management believes that a rating in the "A" category by at least one rating agency is necessary for GALIC to successfully market tax-deferred annuities to public education employees and other not-for-profit groups.

   American Memorial and Loyal compete in markets other than the sale of tax-deferred annuities. While ratings are an important competitive factor in their markets, management believes that American Memorial and Loyal can successfully compete in these markets with their respective ratings.

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

   Competition

   The Insurance Companies operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including: (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders; (v) product design (including interest rates credited); (vi) commissions and (vii) service to agents. Since policies are marketed and distributed primarily through independent agents, the Insurance Companies must also compete for agents. Management believes that consistently targeting the same market and emphasizing service to agents and policyholders provides a competitive advantage.

   More than 150 insurance companies offer tax-deferred annuities. No single insurer dominates the marketplace. Competitors include (i) individual insurers and insurance groups, (ii) mutual funds and (iii) other financial institutions of varying sizes. In a broader sense, AAG's Insurance Companies compete for retirement savings with a variety of financial institutions offering a full range of financial services. Financial institutions have demonstrated a growing interest in marketing investment and savings products other than traditional deposit accounts. In addition, recent judicial and regulatory decisions have expanded powers of financial institutions in this regard. It is too early to predict what impact, if any, these developments will have on the Insurance Companies.

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

   The Insurance Companies may be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. GALIC paid $2.5 million and $2.8 million in assessments in 1996 and 1995, respectively. In connection with the Company's 1992 purchase of GALIC from Great American Insurance Company ("GAI"), a subsidiary of AFG, GAI reimbursed GALIC $1.2 million in 1996 for certain of the assessments.

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

   The maximum amount of dividends which can be paid in any 12 month period to stockholders by life insurance companies domiciled in the State of Ohio without prior approval of the Ohio Insurance Commissioner is the greater of 10% of policyholder surplus or prior year's "net income", but only to the extent of earned surplus as of the preceding December 31.

   Since 1991, the NAIC and some states have adopted additional requirements relating to the marketing and sale of non-traditional life insurance and annuities. To date, these additional requirements have not had a material impact on GALIC's business. In December 1994, the NAIC adopted Actuarial Guideline 33 (formerly called GGG), which clarifies the minimum statutory reserving requirements for some annuity products. The impact of this new reserving requirement is the addition of $49 million to GALIC's statutory reserves as of December 31, 1996 ($32 million in 1996 and $17 million in 1995), as part of a three year phase-in allowed by this guideline and approved by the Ohio Department of Insurance. Management believes that these additional reserves are redundant, resulting in additional conservatism in GALIC's statutory reserves. In connection with AAG's purchase of GALIC, GAI is obligated to neutralize the financial effects of any such guidelines on GALIC's statutory earnings and capital. In satisfaction of its obligation, (i) GAI agreed to purchase up to $57 million of AAG Preferred Stock and (ii) terms of GALIC's investment management services contract with AFG were modified to reduce the fees owed under certain circumstances. In December 1996 and 1995, GAI purchased $21.7 million and $17.0 million, respectively, of newly issued Series B Preferred Stock from AAG. On December 31, 1996, American Financial Corporation ("AFC") bought an additional $10.3 million of Series B Preferred Stock from AAG in connection with this obligation. A portion of the proceeds from these sales were contributed to GALIC to offset the additional statutory reserves.

   The NAIC has under consideration numerous proposals related to the marketing and sale of annuity products. In September 1996, the NAIC adopted a model investment law. The law will not be a requirement of the NAIC accreditation standards. However, each state may adopt all, any part, or none of the model investment law to regulate the investment policies of their insurance companies. At this time it is not possible to determine the impact, if any, this will have on AAG's insurance subsidiaries.

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

   Discontinued Manufacturing Operations

   AAG is the successor to STI Group, Inc., formerly known as Sprague Technologies, Inc. ("STI"). STI was formed in May 1987 by an affiliate, American Premier Underwriters, Inc., formerly known as The Penn Central Corporation, for the purpose of divesting its electronics components businesses. STI subsequently sold substantially all of its operating assets and retired its debt, netting approximately $100 million in cash and cash equivalents.

   Employees

   As of December 31, 1996, AAG and its subsidiaries employed approximately 1,000 persons. None of the employees is represented by a labor union. AAG believes that its employee relations are satisfactory.


                                      ITEM 2

                                    Properties

   Location

   AAG and GALIC rent office space in Cincinnati totaling approximately 146,000 square feet under leases expiring primarily in 2006. Several of the Company's non-insurance subsidiaries lease marketing and administrative offices in locations throughout the United States.

   Loyal's home office building in Mobile, Alabama, contains approximately 82,000 square feet, of which approximately two-thirds is utilized for Company purposes. The remainder of the building is leased to unaffiliated tenants.

   American Memorial's home office building in Rapid City, South Dakota, contains approximately 44,000 square feet, of which approximately four-fifths is utilized for Company purposes. The remainder of the building is leased to unaffiliated tenants. American Memorial also leases marketing and administrative space in several locations throughout the United States.

   Management believes that its corporate offices are generally well maintained and adequate for the Company's present needs.

   The remaining material properties of the Company's former manufacturing operations are listed below.
                                                                      Lease
                               Interior                            Expiration
     Location                 Square Feet           Use            (if leased)
     North Adams, MA            154,000    Manufacturing facility    Owned
     Hudson, NH                 121,400    Manufacturing facility  March 2003
     Longwood, FL                60,000    Manufacturing facility    Owned
     North Adams, MA             44,000    R&D Facility              Owned

   These facilities are currently being leased to companies using them for manufacturing and other operations.

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

   In 1991, the Company identified possible deficiencies in procedures for reporting quality assurance information to the Defense Electronics Supply Center with respect to AAG's former manufacturing operations. Over the last several years, AAG has been engaged in negotiations with the United States Government with respect to settlement of claims the Government might have arising out of these reporting deficiencies. AAG believes it has sufficient reserves to cover the estimated settlement amount of these claims. (See Notes J and M.)

   A managing general agency which produced approximately one-fifth of GALIC's premiums in 1996 was named defendant in a lawsuit filed in July 1996 by the California Attorney General, the California Bar Association and the California Department of Insurance. The suit alleges that the agency and affiliated persons (i) engaged in the unauthorized practice of law in connection with the sale of living trusts, (ii) violated various California consumer protection statutes in connection with the sale of living trusts and annuities and (iii) violated California insurance statutes by making misstatements about annuity products and their safety. In November 1996, GALIC was contacted by the California Attorney General's office which indicated that it was the position of the plaintiffs in the pending litigation that GALIC may be responsible under California law for the acts of its insurance agents in connection with the sale of GALIC annuities. GALIC is engaged in discussions with representatives of the California Attorney General in an effort to resolve this matter. The ultimate outcome of this matter is not expected to have a material adverse impact on the financial condition of the Company.

   AAG is subject to other litigation and arbitration in the normal course of business. AAG is not a party to any material pending litigation or arbitration.





                                     PART II

                                      ITEM 5

                      Market for Registrant's Common Equity
                         and Related Stockholder Matters

   AAG's Common Stock is listed and traded principally on the New York Stock Exchange ("NYSE") under the symbol AAG. On February 28, 1997, there were approximately 8,300 holders of record of Common Stock. The following table sets forth the range of high and low sales prices for the Common Stock on the NYSE Composite Tape.

                                     1996                 1995
                                 High      Low        High      Low
     First Quarter             $12.75   $11.63      $10.38   $ 9.38
     Second Quarter             13.25    11.50       10.25     9.13
     Third Quarter              13.63    11.88       11.13     9.50
     Fourth Quarter             14.50    12.13       12.00    10.63

   AAG's dividend paying capability is limited by certain customary debt covenants to amounts based on cumulative earnings and losses, debt repurchases, capital transactions and other items.

   The Company paid annual common dividends of $.08 per share in 1996 and $.07 per share in 1995. Although no future dividend policy has been determined, management believes the Company will continue to have the capability to pay similar dividend amounts.

                                      ITEM 6

                             Selected Financial Data

   The following financial data have been summarized from, and should be read in conjunction with, the Company's consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The data reflects the purchase of GALIC as of December 31, 1992 (as indicated by the vertical line) and the acquisition of American Memorial and Loyal in November 1995 (in millions, except per share amounts).

   Income Statement Data:              1996     1995    1994     1993    1992
   Total revenues                    $577.3   $439.6   $372.7   $388.9    $ 3.6
   Income (loss) from continuing
     operations                        61.1     58.7     40.9     53.0     (9.0)
   Loss from discontinued operations     -      (3.2)    (2.6)    (9.6)  (16.8)
   Extraordinary items                 (6.0)    (0.2)    (1.7)    (3.4)     -
   Changes in accounting principles      -        -      (0.5)      -     (3.1)
   Net income (loss)                 $ 55.1   $ 55.3   $ 36.1   $ 40.0  ($28.9)

   Earnings (loss) per common share:
     Continuing operations            $1.39    $1.45    $1.05    $1.41  ($0.50)
     Discontinued operations             -     (0.08)   (0.07)   (0.27)  (0.94)
     Extraordinary items              (0.14)      -     (0.05)   (0.10)     -
     Changes in accounting principles    -        -     (0.01)      -    (0.17)
     Net income (loss)                $1.25    $1.37    $0.92    $1.04  ($1.61)

   Cash dividends per common share    $0.08    $0.07    $0.06    $0.05   $0.05

   Balance Sheet Data at year end:
   Total assets                    $7,024.1 $6,611.0 $5,089.9 $4,913.8 $4,480.4
   Notes payable                      114.9    167.7    183.3    225.9    230.9
   Mandatorily redeemable preferred
     securities of subsidiary trust    75.0       -        -        -       -
   Net unrealized gains (losses)
     included in stockholders' equity  61.8     89.3    (29.0)    56.9     28.4
   Total stockholders' equity         486.5    429.3    204.4    250.3    186.6


   On December 31, 1992, the Company purchased 100% of the capital stock of GALIC from GAI for $468 million. The purchase was financed with (a) $230 million of borrowings, (b) $156 million of new equity raised from the sale of common and preferred stock to GAI and (c) available cash. In 1992, GALIC had total revenues, income from continuing operations and net income of $342.5 million, $49.2 million and $42.5 million, respectively. AFG, the parent of GAI, beneficially owned approximately 81% of AAG's Common Stock at February 28, 1997.

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

   AAG and its subsidiary, AAG Holding Company, Inc., are organized as holding companies with nearly all of their operations being conducted by their subsidiaries. These companies, however, have continuing expenditures for administrative expenses, corporate services, satisfaction of liabilities in connection with discontinued operations and for the payment of interest and principal on borrowings and shareholder dividends.

   In the second half of 1996, three nationally recognized rating agencies upgraded their ratings on AAG public debentures. The senior debt is now rated investment grade by all three agencies and the subordinated debt is rated investment grade by two of the agencies. Additionally, two of the agencies gave an investment grade rating to the Trust Originated Preferred Securities ("TOPrS") issued by an AAG subsidiary in November 1996.

   Liquidity and Capital Resources

   Ratios The following ratios may be considered relevant indicators of AAG's liquidity and are typically presented by AAG in its prospectuses and similar documents.

                                              1996    1995   1994

     Earnings to fixed charges                 6.0     6.0    4.0
     Earnings to fixed charges plus
       preferred dividends                     5.4     6.0    3.8

     Consolidated debt to capital,
       excluding unrealized gains (losses)     19%     33%    44%
     Consolidated debt to capital,
       including unrealized gains (losses)     17%     28%    47%

   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 1996, the capital ratios of each of AAG's insurance subsidiaries exceeded the RBC requirements by substantial amounts.

   Sources and Uses of Funds The ability of AAG and AAG Holding to pay interest and principal on debt, dividends on preferred stock, obligations related to the Company's discontinued manufacturing operations and other holding company costs is largely dependent upon payments from its primary subsidiary, Great American Life Insurance Company ("GALIC"), in the form of capital distributions. The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC in 1997 without prior regulatory approval is $66 million. In 1996, GALIC made approximately $39 million in such payments.

   In November 1996, a wholly-owned subsidiary trust raised $75 million in cash from the issuance of TOPrS. The Company used $50 million of the proceeds to retire bank debt; the remainder is being used for general corporate purposes. In March 1997, AAG raised an additional $75 million from a private offering of preferred securities similar to the TOPrS.

   In 1996 and 1995, AAG raised $49 million in cash from the issuance of its Series B Preferred Stock to affiliates (see Note O); $39 million of the proceeds were contributed to GALIC. AAG may sell additional Preferred Stock in December 1997.

   The November 1995 acquisition of Laurentian Capital Corporation was funded primarily with internal funds supplemented by bank borrowings and the proceeds of a common stock offering in August 1995.

   Since year-end 1993, AAG has retired $160 million principal amount of its public debentures (including $14 million repurchased and held by GALIC), using cash on hand and borrowings under its bank lines. At year end 1996, AAG Holding had approximately $70 million available under its bank lines of credit. AAG Holding expects to expand and extend its credit lines in the near future.

   Based upon the current level of operations and anticipated growth, AAG believes that it will have sufficient resources to meet its liquidity requirements.

   Investments Insurance laws restrict the types and amounts of investments which are permissible for life insurers. These restrictions are designed to ensure the safety and liquidity of insurers' investment portfolios. The NAIC has developed a model investment law which management believes will not have a material impact on AAG's operations.

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At December 31, 1996, 94% of AAG's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that the high credit quality of AAG's investment portfolio should generate a stable and predictable investment return.

   AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised over 98% of its investment portfolio at December 31, 1996. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities.

   At December 31, 1996, AAG had approximately $100 million in net unrealized gains on its fixed maturity portfolio compared to net unrealized gains of $242 million at December 31, 1995. This decrease, representing approximately 2% of the carrying value of AAG's fixed maturity portfolio, resulted from an increase in the general level of interest rates.

   At December 31, 1996, AAG had approximately 1.5% of total assets invested in mortgage loans and real estate. The majority of mortgage loans and real estate were purchased within the last four years.

   At December 31, 1996, AAG's mortgage-backed securities ("MBSs") portfolio represented approximately one-third of fixed maturity investments. As of December 31, 1996, interest only (I/O), principal only (P/O) and other "high risk" MBSs represented less than nine-tenths of one percent of total assets. AAG invests primarily in MBSs which have a lower risk of prepayment. In addition, the majority of MBSs held by AAG were purchased at a discount.

   Management believes that the structure and discounted nature of the MBSs will minimize the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

   Approximately 90% of AAG's MBSs are rated "AAA" with substantially all being investment grade quality. The majority are collateralized by GNMA, FNMA and FHLMC single-family residential pass-through certificates. The market in which these securities trade is highly liquid. Aside from interest rate risk, AAG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   Contingencies A managing general agency which produced approximately one-fifth of GALIC's premiums in 1996 was named defendant in a lawsuit filed in July 1996 by two regulatory agencies in California. The regulatory agencies' position is that GALIC may be responsible for the acts of its insurance agents in connection with the sale of GALIC's annuities. The ultimate outcome of this matter is not expected to have a material adverse impact on the financial condition of the Company.

   Results of Operations

   General The operations of American Memorial Life Insurance Company and Loyal American Life Insurance Company are included in AAG's financial statements from the date of their acquisition in November 1995.
   Accordingly, the 1996 income statement components are not comparable to 1995 and 1994.

   Management believes the concept of net operating earnings (or "core" earnings) is helpful in comparing the operating performance of AAG with that of similar companies. Net operating earnings for 1996 and 1995 were up 27% and 13%, respectively, over the comparable prior years. However, net operating earnings should not be considered a substitute for net income as an indication of AAG's overall performance. The following table (in millions) compares the Company's net operating earnings over the past three years.

      AAG (Consolidated):                             1996     1995    1994
      Revenues per income statement                 $577.3   $439.6  $372.7
      Less realized (gains) losses                    (1.2)   (15.7)    0.1
      Less equity in net (earnings) loss
      of affiliate                                     2.2     (0.1)    2.8
        Operating revenues                           578.3    423.8   375.6
      Operating expenses                            (498.8)  (348.9) (309.5)
        Operating earnings before taxes               79.5     74.9    66.1
      Income tax expense                              17.8     26.5    23.3
            Net operating earnings                  $ 61.7   $ 48.4  $ 42.8

   GALIC's principal products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). The following table summarizes GALIC's annuity premiums (in millions).

                                                      1996     1995    1994
       FPDAs - first year                             $ 35     $ 42    $ 39
       FPDAs - renewal                                 182      196     208
       SPDAs                                           319      219     196
                                                      $536     $457    $443

   The increase in GALIC's sales of SPDAs in 1996 reflects a new relationship with a managing general agency that wrote approximately one-fifth of GALIC's total annuity premiums in 1996.

   Life, Accident and Health Premiums and Benefits The increase in life, accident and health revenues and expenses in 1996 and 1995 reflects the acquisition of American Memorial and Loyal.

   Net Investment Income Net investment income increased 15% in 1996 and 9% in 1995 due to an increase in the Company's average fixed maturity investment base. Investment income is reflected net of investment expenses of $6.5 million in 1996, $5.4 million in 1995 and $4.9 million in 1994.

   Realized Gains Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies.

   Equity in Net Earnings (Loss) of Affiliate Equity in net earnings (loss) of affiliate represents AAG's proportionate share of the results of Chiquita Brands International. Chiquita's income from continuing operations before unusual items was $42.6 million and $8.7 million in 1996 and 1995, respectively, and a loss of $16.8 million in 1994. Chiquita reported a loss before extraordinary items for 1996 of $28 million compared to income before extraordinary items of $17 million for 1995 and a loss before extraordinary items of $49 million in 1994. The loss in 1996 reflected higher costs and charges related to; (i) widespread flooding in Guatemala Honduras and Costa Rica and (ii) certain strategic undertakings designed to achieve further long-term reductions in the delivered product cost of Chiquita bananas. The loss in 1994 reflected higher costs and charges related to (i) farm closings and write-downs of banana cultivations following an unusually severe strike in Honduras and (ii) a substantial reduction of Chiquita's banana trading operations in Japan. These charges were partially offset by improved results from Chiquita's former meat operations as well as a higher average worldwide price for bananas.

   Other Income Other income increased in 1996 reflecting (i) policy fees, primarily at American Memorial and Loyal, and (ii) higher revenues at AAG's agency subsidiaries.

   Annuity Benefits Annuity benefits reflect interest credited to annuity policyholders' funds accumulated. The majority of GALIC's fixed rate annuity products permit GALIC to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% to 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread without a substantial effect on persistency. Annuity benefits increased 7% in 1996 and 5% in 1995 due primarily to an increase in average annuity benefits accumulated.

   Amortization of Insurance Acquisition Costs Amortization of insurance acquisition costs reflect the effect of the acquisition of American Memorial and Loyal. These increased costs in 1996 reflect (i) certain commission expenses on the life insurance business written by American Memorial and Loyal and (ii) $8.7 million of amortization of the present value of future profits of the acquired business in force of those two companies.

   Interest and Other Debt Expenses Interest expense on borrowings decreased 19% in 1996 and 18% in 1995 due to repurchases of debt during 1996 and 1995 as well as the use of lower cost bank borrowings to finance purchases of higher cost debt.(See Note G.)

   Other Expenses Other expenses increased 68% in 1996, reflecting (i) a full year of operating expenses of American Memorial and Loyal, (ii) pretax charges of $15.7 million related to pension and other liabilities of the Company's former manufacturing operations and (iii) operating expenses of AAG's agency subsidiaries. In 1995, other expenses increased 35%, reflecting (i) additional costs for Guaranty Association fees, (ii) expanded distribution networks and (iii) the operating and general expenses of American Memorial and Loyal.

   Income Taxes   Included in 1996 is a tax benefit of $10 million in the
   fourth quarter attributable to the reduction of the valuation allowance associated with certain deferred tax assets.

   Discontinued Operations The Company has sold all of its former manufacturing operations. Certain properties utilized in the former manufacturing operations continue to be held for sale, many of which are currently leased to companies using them for manufacturing operations.

   The Company has certain obligations related to its former business activities. Among these obligations are the funding of pension plans, environmental costs, settlement of government claims, lease payments for a former plant site, certain retiree medical benefits and certain obligations associated with the sales of the Company's manufacturing operations. (See Notes J and M.)

   Extraordinary Items Extraordinary items reflect AAG's losses, net of tax, on retirements of its debt as well as AAG's proportionate share of Chiquita's extraordinary loss on the retirement of certain of its debt.

   Accounting Change Effective January 1, 1994, AAG implemented Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits", and recorded a pretax charge of $740,000 for the projected future costs of providing certain benefits to employees of GALIC.

                                      ITEM 8

                   Financial Statements and Supplementary Data

                                                                  PAGE

   Report of Independent Auditors                                  F-1

   Consolidated Balance Sheet:
     December 31, 1996 and 1995                                    F-2

   Consolidated Income Statement:
     Years Ended December 31, 1996, 1995 and 1994                  F-3

   Consolidated Statement of Changes in Stockholders' Equity:
     Years Ended December 31, 1996, 1995 and 1994                  F-4

   Consolidated Statement of Cash Flows:
     Years Ended December 31, 1996, 1995 and 1994                  F-5


   Notes to Consolidated Financial Statements                      F-6

   "Selected Quarterly Financial Data" has been included in Note P to the Consolidated Financial Statements.






                                     PART III

   The information required by the following Items will be included in AAG's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end and is herein incorporated by reference:

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


   ITEM 12              Security Ownership of Certain Beneficial Owners and
                        Management


   ITEM 13              Certain Relationships and Related Transactions

                          REPORT OF INDEPENDENT AUDITORS


   Board of Directors
   American Annuity Group, Inc.

   We have audited the accompanying consolidated balance sheets of American Annuity Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Annuity Group, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   As discussed in Note B to the consolidated financial statements, the Company made an accounting change in 1994.




                                                     Ernst & Young LLP


   Cincinnati, Ohio
   February 28, 1997

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                        December 31,
                                                       1996      1995
   Assets
     Investments:
       Fixed maturities:
         Held to maturity - at amortized cost
          (market - $2,524.6 and $2,600.0)         $2,495.7  $2,497.2
         Available for sale - at market
          (amortized cost - $3,254.9 and $2,787.6)  3,325.6   2,926.6
       Equity securities - at market (cost - $16.1
         and $14.1)                                    51.0      32.6
       Investment in affiliate                         16.5      20.3
       Mortgage loans on real estate                   68.1      70.4
       Real estate                                     37.6      39.9
       Policy loans                                   236.0     241.4
       Short-term investments                          41.4     140.7
         Total investments                          6,271.9   5,969.1

     Cash                                              42.7      28.7
     Accrued investment income                         94.8      87.4
     Unamortized insurance acquisition costs, net     194.7     149.8
     Other assets                                     172.4     137.5
     Assets held in separate accounts                 247.6     238.5

                                                   $7,024.1  $6,611.0

   Liabilities and Stockholders' Equity
     Annuity benefits accumulated                  $5,365.6  $5,052.0
     Life, accident and health reserves               575.4     538.3
     Notes payable                                    114.9     167.7
     Payable to affiliates, net                        14.5      29.1
     Deferred taxes on unrealized gains                33.3      48.0
     Accounts payable, accrued expenses and other
       liabilities                                    111.3     108.1
     Liabilities related to separate accounts         247.6     238.5
         Total liabilities                          6,462.6   6,181.7

     Mandatorily redeemable preferred securities
       of subsidiary trust                             75.0        -

     Series B Preferred Stock (at redemption value)    49.0      17.0
     Common Stock, $1 par value
       -100,000,000 shares authorized
       - 43,255,705 and 43,071,882 shares
         outstanding                                   43.3      43.1
     Capital surplus                                  358.5     361.1
     Accumulated deficit at December 31, 1992        (212.6)   (212.6)
     Retained earnings since January 1, 1993          186.5     131.4
     Unrealized gains on marketable securities, net    61.8      89.3
         Total stockholders' equity                   486.5     429.3

                                                   $7,024.1  $6,611.0


   See Notes to Consolidated Financial Statements.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)

                                               Year ended December 31,
                                               1996     1995     1994
   Revenues:
     Net investment income                   $467.7   $405.5   $371.8
     Realized gains (losses) on sales of
       investments                              1.2     15.7     (0.1)
     Life, accident and health premiums       103.6     15.7      2.2
     Equity in net earnings (loss) of
       affiliate                               (2.2)     0.1     (2.8)
     Other income                               7.0      2.6      1.6
                                              577.3    439.6    372.7
   Costs and Expenses:
     Annuity benefits                         271.8    254.7    241.9
     Life, accident and health benefits        92.3     13.2      1.5
     Amortization of insurance acquisition
       costs                                   34.1     12.7      7.1
     Interest and other debt expenses          14.3     17.6     21.4
     Preferred dividend requirement of
       subsidiary trust                         1.0       -        -
     Other expenses                            85.3     50.7     37.6
                                              498.8    348.9    309.5
   Income from continuing operations before
     income taxes                              78.5     90.7     63.2
   Provision for income taxes                  17.4     32.0     22.3

   Income from continuing operations           61.1     58.7     40.9

   Discontinued operations, net of tax           -      (3.2)    (2.6)

   Income before extraordinary items and
     cumulative effect of accounting change    61.1     55.5     38.3

   Extraordinary items, net of tax             (6.0)    (0.2)    (1.7)
   Cumulative effect of accounting change,
     net of tax                                  -        -      (0.5)

   Net Income                                $ 55.1   $ 55.3   $ 36.1


     Preferred dividend requirement             1.4       -       0.9

     Net income applicable to Common Stock   $ 53.7   $ 55.3   $ 35.2

     Average common shares outstanding         43.1     40.5     38.1

   Earnings (loss) per common share:
     Continuing operations                    $1.39    $1.45    $1.05
     Discontinued operations                     -     (0.08)   (0.07)
     Extraordinary items                      (0.14)      -     (0.05)
     Cumulative effect of accounting change      -        -     (0.01)
     Net income                               $1.25    $1.37    $0.92


   Cash dividends per common share            $0.08    $0.07    $0.06

   See Notes to Consolidated Financial Statements.
                                       F-3

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                               Year ended December 31,
                                               1996     1995     1994
   Preferred Stock:
     Balance at beginning of year            $ 17.0   $   -    $ 29.9
     Exchanged for Common Stock                  -        -     (30.0)
     Issued during the year                    32.0     17.0       -
     Accretion of discount                       -        -       0.1
       Balance at end of year                $ 49.0   $ 17.0   $   -


   Common Stock:
     Balance at beginning of year            $ 43.1   $ 39.1   $ 35.1
     Issued during the year                     0.2      4.0      4.0
       Balance at end of year                $ 43.3   $ 43.1   $ 39.1


   Capital Surplus:
     Balance at beginning of year            $361.1   $330.8   $301.0
     Common Stock issued during the year        2.2     33.3     33.0
     Common dividends declared                 (3.4)    (3.0)    (2.3)
     Preferred dividends declared              (1.4)      -      (0.8)
     Accretion of Preferred Stock discount       -        -      (0.1)
       Balance at end of year                $358.5   $361.1   $330.8


   Accumulated Deficit at December 31, 1992 ($212.6) ($212.6) ($212.6)


   Retained Earnings Since January 1, 1993:
     Retained earnings from January 1, 1993
       to beginning of year                  $131.4   $ 76.1   $ 40.0
     Net income                                55.1     55.3     36.1
       Balance at end of year                $186.5   $131.4   $ 76.1


   Unrealized Gains (Losses), Net:
     Balance at beginning of year            $ 89.3  ($ 29.0)  $ 56.9
     Change during year                       (27.5)   118.3    (85.9)
       Balance at end of year                $ 61.8   $ 89.3  ($ 29.0)















   See Notes to Consolidated Financial Statements.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                                     Year ended December 31,
                                                      1996     1995     1994
   Cash Flows from Operating Activities:
   Net income                                      $   55.1  $  55.3  $  36.1
   Adjustments:
     Discontinued operations                             -       3.2      2.6
     Extraordinary losses on retirement
       of debt                                          6.0      0.2      1.7
     Cumulative effect of accounting change              -        -       0.5
     Increase (decrease) in life, accident
       and health reserves                             28.4     17.5     (1.4)
     Benefits to annuity policyholders                271.8    254.7    241.9
     Amortization of insurance acquisition
       costs                                           34.1     12.7      7.1
     Equity in net (earnings) loss of affiliate         2.2     (0.1)     2.8
     Realized (gains) losses on investing
       activities                                      (1.2)   (15.7)     0.1
     Increase in insurance acquisition costs          (68.5)   (34.9)   (30.5)
     Increase in accrued investment income             (7.4)    (3.0)   (10.1)
     Decrease (increase) in other assets              (10.4)   (12.4)     0.8
     Increase (decrease) in other liabilities          (6.3)    17.9      8.2
     Other, net                                         1.7     (3.5)     2.6
                                                      305.5    291.9    262.4
   Cash Flows from Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments                  (1,010.1)(1,107.5)(1,189.2)
       Equity securities                                 -        -      (0.7)
       Real estate, mortgage loans and other assets   (26.7)   (22.6)   (27.9)
     Purchase of subsidiaries, net of cash acquired      -     (55.2)   (14.0)
     Maturities and redemptions of fixed maturity
       investments                                    255.2    147.1    238.2
     Sales of:
       Fixed maturity investments                     261.0    768.5    621.9
       Equity securities                                1.3      2.0      4.8
       Real estate, mortgage loans and other assets    27.8      8.2     27.2
     Decrease (increase) in policy loans                5.4     (6.1)   (16.1)
                                                     (486.1)  (265.6)  (355.8)
   Cash Flows from Financing Activities:
     Annuity receipts                                 573.8    457.5    442.7
     Annuity surrenders, benefits and withdrawals    (517.9)  (412.8)  (321.0)
     Additions to notes payable                        92.7     33.5     34.7
     Reductions of notes payable                     (153.2)   (49.1)   (69.2)
     Issuance of Trust Originated Preferred
       Securities                                      72.4       -        -
     Issuance of Common Stock                            -      37.3       -
     Issuance of Preferred Stock                       32.0     17.0       -
     Cash dividends paid                               (4.5)    (3.0)    (3.1)
                                                       95.3     80.4     84.1

   Net increase (decrease) in cash and
     short-term investments                           (85.3)   106.7     (9.3)

   Beginning cash and short-term investments          169.4     62.7     72.0
   Ending cash and short-term investments          $   84.1  $ 169.4  $  62.7

   See Notes to Consolidated Financial Statements.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   A.  DESCRIPTION OF THE COMPANY

   American Annuity Group, Inc. ("AAG" or "the Company") markets (i) individual and group annuities nationwide to the savings and retirement markets, (ii) individual life insurance and annuity policies with the sponsorship of state associations of funeral directors as well as individual and large operators of funeral homes across the country and (iii) various forms of supplemental life and health insurance through payroll deduction plans and financial institutions.

   AAG's parent, American Financial Corporation ("AFC"), was acquired by American Financial Group, Inc. ("AFG") in April 1995. AFG and its subsidiaries owned 35,059,995 shares (81%) of AAG's Common Stock at December 31, 1996.

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

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

   Investment in Affiliate AAG's investments in equity securities of companies that are 20% to 50% owned by AFG and its subsidiaries are carried at cost, adjusted for a proportionate share of their undistributed earnings or losses.

   Insurance Acquisition Costs Unamortized insurance acquisition costs consist primarily of deferred policy acquisition costs and the present value of future profits of acquired companies. Amortization of life insurance acquisition costs includes commissions on sales of single-pay life insurance and renewal commissions on sales of multi-pay life insurance.

   Deferred Policy Acquisition Costs ("DPAC") DPAC (principally commissions, advertising, underwriting, policy issuance and sales expenses that vary with and are primarily related to the production of new business) is deferred to the extent that such costs are deemed recoverable.

   DPAC related to annuities and universal life insurance products is amortized, with interest, in relation to the present value of expected gross profits on the policies. These expected gross profits consist principally of estimated future net investment income and surrender, mortality and other policy charges, less estimated future interest on policyholders' funds, policy administration expenses and death benefits in excess of account values. DPAC is reported net of unearned revenue relating to certain policy charges that represent compensation for future services. These unearned revenues are recognized as income using the same assumptions and factors used to amortize DPAC.

   DPAC related to traditional life and health insurance is amortized over the expected premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues.
   Such anticipated premium revenues were estimated using the same assumptions used for computing liabilities for future policy benefits.

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

   Annuity Benefits Accumulated Annuity receipts and benefit payments are recorded as increases or decreases in "annuity benefits accumulated" rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

   Life, Accident and Health Reserves Liabilities for future policy benefits under traditional ordinary life, accident and health policies are computed using the net level premium method. Computations are based on anticipated investment yields (primarily 7%), mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves are modified as necessary to reflect actual experience and developing trends.

   The liability for future policy benefits for interest sensitive life policies is equal to the sum of the accumulated fund balances under such policies.

   Assets Held In and Liabilities Related To Separate Accounts Investment annuity deposits and related liabilities primarily represent deposits maintained by several banks under a previously offered tax-deferred annuity program. The Company receives an annual fee from each bank for sponsoring the program; if depositors elect to purchase an annuity from the Company, funds are transferred to the Company.

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

   Income Taxes AAG, Great American Life Insurance Company ("GALIC") and all other material 80%-owned U.S. non-life subsidiaries are consolidated with AFC for federal income tax purposes. AAG's other life insurance subsidiaries will likely be required to file separate federal income tax returns through the sixth year from their acquisition or formation.

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

   Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis and are measured using enacted tax rates. The Company recognizes deferred tax assets if it is more likely than not that a benefit will be realized. Current and deferred tax assets and liabilities of companies in AFC's consolidated tax group are aggregated with other amounts receivable from or payable to affiliates.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

   Stock-Based Compensation As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", AAG accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

   Earnings Per Share Earnings per share are calculated on the basis of the weighted average number of shares of common stock outstanding during the period. The effect of assumed exercise of common stock options in 1996 was not deemed dilutive and is therefore not reflected in the earnings per share presentation for that period. AAG had no stock options outstanding prior to 1996.

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

   Statement of Cash Flows For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include annuity receipts, benefits and withdrawals and obtaining resources from owners and providing them with a return on their investments. All other activities are considered "operating." Short-term investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

   C.  1995 ACQUISITION

   In November 1995, AAG acquired all of the outstanding shares of LCC. Its principal insurance subsidiaries were American Memorial Life Insurance Company (formerly known as Prairie States Life Insurance Company) and Loyal American Life Insurance Company.

   AAG paid approximately $106 million for the outstanding common stock of LCC and repaid $45 million of LCC indebtedness concurrently with the acquisition. GALIC provided approximately $90 million of the purchase price in exchange for American Memorial and Loyal. AAG funded the balance of the cost of acquiring LCC with the proceeds from a Common Stock rights offering completed in August 1995, borrowings under its line of credit and cash on hand.

   D.  INVESTMENTS

   Fixed maturity investments at December 31, consisted of the following (in millions):

                                                        1996
                                                   Held to Maturity
                                        Amortized     Market   Gross Unrealized
                                             Cost      Value    Gains    Losses
   U. S. Government and government
     agencies and authorities            $    -     $     -    $  -      $  -
   Public utilities                         383.9      383.5     5.2      (5.6)
   Mortgage-backed securities               679.6      688.9    14.8      (5.5)
   All other corporate                    1,432.2    1,452.2    27.6      (7.6)
                                         $2,495.7   $2,524.6   $47.6    ($18.7)

                                                        1996
                                                    Available for Sale
                                        Amortized     Market   Gross Unrealized
                                             Cost      Value    Gains    Losses
   U. S. Government and government
     agencies and authorities            $  184.6   $  186.1    $ 3.4   ($ 1.9)
   Public utilities                         175.2      180.0      5.9     (1.1)
   Mortgage-backed securities             1,222.0    1,234.7     24.1    (11.4)
   All other corporate                    1,673.1    1,724.8     62.7    (11.0)
                                         $3,254.9   $3,325.6    $96.1   ($25.4)


                                                        1995
                                                    Held to Maturity
                                        Amortized     Market   Gross Unrealized
                                             Cost      Value    Gains    Losses
   U. S. Government and government
     agencies and authorities            $     -    $     -    $   -      $ -
   Public utilities                         393.1      405.5     13.4     (1.0)
   Mortgage-backed securities               659.6      686.0     27.0     (0.6)
   All other corporate                    1,444.5    1,508.5     64.1     (0.1)
                                         $2,497.2   $2,600.0   $104.5    ($1.7)

                                                        1995
                                                    Available for Sale
                                        Amortized     Market   Gross Unrealized
                                             Cost      Value    Gains    Losses
   U. S. Government and government
     agencies and authorities            $  162.5   $  169.9   $  7.5   ($ 0.1)
   Public utilities                         227.7      239.1     12.1     (0.7)
   Mortgage-backed securities             1,045.2    1,073.8     32.2     (3.6)
   All other corporate                    1,352.2    1,443.8     97.9     (6.3)
                                         $2,787.6   $2,926.6   $149.7   ($10.7)

   "Investing activities" related to fixed maturity investments included in AAG's Consolidated Statement of Cash Flows consisted of the following (in millions):

                                                   1996
                                   Held to    Available
                                   Maturity    for sale        Total
     Purchases                     ($116.3)    ($893.8)   ($1,010.1)
     Maturities and paydowns         106.6       148.6        255.2
     Sales                             9.3       251.7        261.0
     Gross gains                       1.1         8.3          9.4
     Gross losses                     (0.3)       (8.3)        (8.6)

                                                   1995
                                   Held to    Available
                                   Maturity    for sale        Total
     Purchases                     ($280.7)    ($826.8)   ($1,107.5)
     Maturities and paydowns          50.5        96.6        147.1
     Sales                             1.4       767.1        768.5
     Gross gains                       0.8        23.2         24.0
     Gross losses                     (0.6)       (8.3)        (8.9)

                                                   1994
                                   Held to    Available
                                   Maturity    for sale        Total
     Purchases                     ($713.6)    ($475.6)   ($1,189.2)
     Maturities and paydowns          54.8       183.4        238.2
     Sales                             5.6       616.3        621.9
     Gross gains                       0.8         7.9          8.7
     Gross losses                     (1.0)       (9.8)       (10.8)

   Certain securities classified as "held to maturity" were sold for losses of $0.2 million in both 1996 and 1995 and $0.6 million in 1994, due to significant deterioration in the issuers' creditworthiness.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

   The table below sets forth the scheduled maturities of AAG's fixed maturity investments based on carrying value as of December 31.

                                                    1996
                                             Held to Available            1995
             Maturity                       Maturity  for Sale Total     Total
          One year or less                       3%      *        3%        1%
          After one year through five years     10       8%      18        18
          After five years through ten years    16      20       36        40
          After ten years                        2       8       10         9
                                                31      36       67        68
          Mortgage-backed securities            12      21       33        32
                                                43%     57%     100%      100%

          * less than 1%

   The distribution of maturities based on market value is generally the same. Mortgage-backed securities had an estimated average life of approximately 8 years at December 31, 1996.

   Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

   The carrying values of investments in any entity or mortgage-backed security ("MBS") issuer in excess of 10% of stockholders' equity at December 31, 1996, other than investments issued or guaranteed by the U.S. Government or government agencies, consisted of the following fixed maturity investments (in millions):

     Issuer                                                Amount
     Residential Funding MBS (21 different issues)         $169.9
     Prudential Home MBS (17 different issues)              112.3
     General Electric Capital MBS (14 different issues)     100.9
     Countrywide MBS (16 different issues)                   78.0
     Securitized Asset Sales, Inc. MBS (5 different issues) 55.0 Resolution Trust Corporation MBS (13 different issues) 53.3
     Georgia-Pacific Corporation                             52.0

   At December 31, 1996 and 1995, AAG had no unrealized losses on its marketable equity securities. Realized gains and changes in unrealized appreciation on fixed maturity and equity security investments are summarized as follows (in millions):

                                 Fixed      Equity            Tax
                               Maturities Securities Other  Effects   Total
          1996
          Realized               $  0.8      $  -     $0.4  ($  0.4)$  0.8
          Change in unrealized   (142.2)      16.4      -      44.0  (81.8)

          1995
          Realized               $ 15.1      $ 0.6      -   ($  5.5)$ 10.2
          Change in unrealized    520.9        7.5      -    (184.9) 343.5

          1994
          Realized              ($  2.1)     $ 2.0      -   $   -  ($  0.1)
          Change in unrealized   (485.3)      (2.1)     -     170.6 (316.8)

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

   Major categories of net investment income were as follows (in millions):

                                        1996     1995    1994
          Fixed maturities            $463.4   $405.2  $372.7
          Other                         10.8      5.7     4.0
            Total investment income    474.2    410.9   376.7
          Investment expenses           (6.5)    (5.4)   (4.9)
            Net investment income     $467.7   $405.5  $371.8

   AAG's investment portfolio is managed by a subsidiary of AFG. Investment expenses included investment management charges representing approximately one-tenth of one percent of AAG's invested assets in all three years and amounting to $4.7 million in 1996 and 1995, and $4.4 million in 1994.

   E.  INVESTMENT IN AFFILIATE

   Investment in affiliate (carrying value of $16.5 million at December 31, 1996) reflects AAG's 5% ownership (2.7 million shares) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 38% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. The market value of AAG's investment in Chiquita was approximately $34.1 million and $36.7 million at December 31, 1996 and 1995, respectively.

   Included in AAG's retained earnings at December 31, 1996, was approximately $8.3 million applicable to equity in undistributed net losses of Chiquita.

   In 1996 and 1994, AAG recorded pretax extraordinary charges of $1.1 million representing its proportionate share of Chiquita's loss on the retirement of debt.

   F.  UNAMORTIZED INSURANCE ACQUISITION COSTS

   Unamortized insurance acquisition costs consisted of the following at December 31, (in millions):
                                                      1996       1995
          Deferred policy acquisition costs         $272.2     $228.2
          Present value of future profits acquired    72.5       73.4
          Unearned revenues                         (150.0)    (151.8)
                                                    $194.7     $149.8

   At December 31, 1996, the expected rate of amortization of the present value of future profits acquired for the next five years was as follows: 11% in 1997; 10% in 1998; 9% in 1999; 8% in 2000; and 7% in 2001.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

   G.  NOTES PAYABLE

   Notes payable consisted of the following at December 31, (in millions):

                                                      1996       1995
          Direct obligations of AAG                 $  1.3     $   -
          Obligations of AAG Holding:
             Bank Credit Line due September 1999      44.7       20.5*
             9-1/2% Senior Notes due August 2001      40.8       41.5*
             11-1/8% Senior Subordinated Notes
                due February 2003                     24.1      101.4*
          Other subsidiary debt                        4.0        4.3
                 Total                              $114.9     $167.7

          * Direct obligation of AAG on December 31, 1995.

   In connection with the anticipated establishment of a new unsecured line of credit, the Company transferred all the outstanding stock of GALIC to AAG Holding Company, Inc., a wholly-owned subsidiary of the Company, on November 1, 1996. In connection with that transaction, AAG Holding assumed all of the Company's obligations under the 9-1/2% Senior Notes, 11-1/8% Senior Subordinated Notes and the bank lines of credit. The Company has guaranteed the obligations of AAG Holding under this indebtedness.

   AAG Holding has a $75 million revolving credit agreement with four banks. Loans under the credit agreement mature in 1999 and bear interest at floating rates based on prime or Eurodollar rates and are collateralized by 25% of the Common Stock of GALIC. At December 31, 1996 and 1995, the weighted average interest rate on amounts borrowed under the bank credit line was 6.68% and 6.83%, respectively. In 1996, the Company obtained a short-term $40 million unsecured bank line of credit under terms similar to the $75 million credit agreement. There were no amounts outstanding under this line at December 31, 1996.

   During 1996, a pretax extraordinary loss of $8.2 million was realized on the repurchase of $78.0 million principal amount of Notes.

   During 1995, AAG repurchased $4.9 million principal amount of its Notes realizing a pretax extraordinary loss of $231,000.

   During 1994, AAG repurchased $77.1 million principal amount of its Notes in exchange for approximately $69 million in cash and 810,000 shares of its Common Stock. As a result of the repurchases, AAG realized a pretax extraordinary loss of $1.5 million.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

   Scheduled principal payments on debt for the subsequent five years are shown below (in millions). The scheduled principal payments assume that Notes purchased are applied to the earliest scheduled retirements.

                                  AAG
                        AAG   Holding     Other        Total
                1997   $0.1     $  -       $0.6        $ 0.7
                1998    0.1        -        0.6          0.7
                1999    0.1      44.7       0.7         45.5
                2000    0.1        -        0.7          0.8
                2001    0.1      40.8       0.5         41.4

   Cash interest payments were $17.4 million in 1996, $17.2 million in 1995 and $23.2 million in 1994.

   H.  MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

   In November 1996, a wholly-owned subsidiary trust issued three million units of 9-1/4% Trust Originated Preferred Securities ("TOPrS") for $75 million in cash. The Trust then purchased $75 million of newly issued AAG Holding 9-1/4% Subordinated Debentures due 2026, which, along with related interest and principal payments received, will be the only assets of the Trust.

   Holders of the TOPrS are entitled to receive quarterly cash distributions of $0.58 per unit. Payment dates and amounts for the TOPrS correspond to those on the Subordinated Debentures. The TOPrS are mandatorily redeemable upon maturity or redemption of the Subordinated Debentures. The Subordinated Debentures are redeemable by AAG Holding on or after November 7, 2001. AAG and AAG Holding effectively provide an unconditional guarantee of the Trust's obligations under its TOPrS.

   I.  STOCKHOLDERS' EQUITY

   The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

   In December 1996 and December 1995, AAG sold 320,000 shares and 170,000 shares, respectively, of newly issued Series B Preferred Stock for $32 million and $17 million, respectively. (See Note O.) The Series B Preferred Stock has a redemption value of $100 per share and is redeemable at AAG's option. Dividends are cumulative and payable quarterly at an annual rate of $8.50 per share.

   In August 1995, AAG sold 3.92 million shares of common stock at $9.50 per share under a rights offering to existing shareholders.

   AAG's dividend paying capability is limited by certain customary debt covenants to amounts based on cumulative earnings and losses, debt repurchases, capital transactions and other items.

   "Retained earnings since January 1, 1993", reflects AAG's results since the acquisition of GALIC.

   AAG may grant up to 2 million options under its 1994 Stock Option Plan. In the fourth quarter of 1996, AAG issued to employees 174,241 shares of Common Stock and options to purchase 1.2 million shares of Common Stock at $13.25

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES per share in connection with the termination of their Stock Appreciation Rights. Also in the fourth quarter of 1996, AAG issued options for 386,000 additional shares at $13.75 per share. The options vest at a rate of 20% per year and expire ten years from the date of grant.

   If AAG had expensed the fair value of these options, the effect on net earnings and earnings per share in 1996 would not have been material.

   J.  DISCONTINUED OPERATIONS

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

   K.  INCOME TAXES

   The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Consolidated Income Statement (in millions).

                                              1996     1995     1994
        Income (loss) before income taxes:
          Continuing operations              $78.5    $90.7    $63.2
          Discontinued operations               -      (4.9)    (4.0)
          Extraordinary items                 (9.2)    (0.3)    (2.6)
          Accounting change                     -        -      (0.7)
            Income before income taxes       $69.3    $85.5    $55.9

        Tax computed at statutory rate       $24.3    $29.9    $19.6

        Effect of:
          Reduction of valuation allowance   (10.0)      -        -
          Other, net                          (0.1)     0.3      0.2
        Total provision                       14.2     30.2     19.8

        Amounts applicable to:
          Discontinued operations               -       1.7      1.4
          Extraordinary items                  3.2      0.1      0.9
          Accounting change                     -        -       0.2
        Provision for income tax as shown
          on the Consolidated Income
          Statement                          $17.4    $32.0    $22.3

   Provision for income taxes consisted of (in millions):

                                              1996     1995     1994
        Federal:
          Current                            $14.2    $31.9    $21.2
          Deferred                              -      (1.7)    (1.4)
               Total                         $14.2    $30.2    $19.8

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

   The significant components of deferred tax assets and liabilities, excluding the effects of unrealized gains and losses on marketable securities, included in the Consolidated Balance Sheet were as follows (in millions):

                                               December 31,
                                              1996     1995
          Deferred tax assets:
            Net operating loss carryforwards $47.6    $47.9
            Accrued expenses                  13.8     13.9
            Investment securities, including
              affiliate                       31.9     36.7
            Valuation allowance for deferred
              tax assets                     (38.6)   (50.5)

          Deferred tax liabilities:
            Unamortized insurance
              acquisition costs              (61.8)   (52.4)
            Policyholder liabilities         (14.5)   (17.1)

   At December 31, 1996, AAG had net operating loss carryforwards for federal income tax purposes of approximately $136 million which are scheduled to expire from 2001 through 2007.

   L.  LEASES

   Leases relate principally to certain administrative facilities and discontinued operations. Future minimum lease payments, net of sublease revenues, under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 1996 are payable as follows: 1997 - $800,000; 1998 - $2.2 million; 1999 - $2.5 million; 2000 - $2.3 million; 2001 - $2.4 million; 2002 and beyond -
   $9.1 million.

   Rental expense for operating leases was $2.6 million in 1996, $1.6 million in 1995 and $1.7 million in 1994.

   M.  CONTINGENCIES

   The Company is continuing its clean-up activities at certain of its former manufacturing operations and third-party sites, in some cases in accordance with consent agreements with federal and state environmental agencies. Changes in regulatory standards and further investigations could affect estimated costs in the future. Management believes that reserves recorded are sufficient to satisfy the known liabilities and that the ultimate cost will not, individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of AAG. Based on prior costs and discussions with independent environmental consultants, the Company believes the remaining aggregate cost of environmental work at all sites for which it has responsibility will range from $4 million to $7 million. The reserve for environmental work was $5.3 million at December 31, 1996.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

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

   N. STATUTORY INFORMATION; RESTRICTIONS ON TRANSFERS OF FUNDS AND ASSETS OF SUBSIDIARIES

   Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, AAG's primary insurance subsidiary, were as follows (in millions):

                                               1996     1995     1994

          Policyholders' surplus             $285.0   $272.8   $255.9
          Asset valuation reserve              91.4     90.2     79.5
          Interest maintenance reserve         24.7     32.2     27.7

          Pretax income from operations      $ 87.1   $ 85.8   $ 83.4
          Net income from operations           68.1     60.5     53.4
          Net income                           66.2     71.4     54.2

   The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income at December 31, 1996, GALIC may pay approximately $66.2 million in dividends in 1997 without prior approval.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

   O.  ADDITIONAL INFORMATION

   Summary Financial Information of AAG Holding AAG has guaranteed all of the outstanding debt of AAG Holding. (See Note G.) Summarized consolidated financial information for AAG Holding is as follows (in millions):

                                                December 31,
       Balance Sheet                                   1996

         Investments                                 $6,272
         Unamortized insurance acquisition costs        195
         Assets held in separate accounts               247
         Other assets                                   278

         Insurance reserves                          $5,942
         Notes payable to parent                        166
         Long-term debt of AAG Holding                  110
         Liabilities related to separate accounts       247
         Other liabilities                               96

         TOPrS                                       $   75
         Stockholder's equity                        $  356


       Income Statement                                1996*

         Revenues                                    $   91
         Pretax income from operations                    8
         Net income                                       5


       * Since November 1, 1996

   Related Party Transactions In the fourth quarter of 1994, AAG purchased Annuity Investors Life Insurance Company ("AILIC", formerly Carillon Life Insurance Company) from Great American Insurance Company ("GAI") for $9.0 million in cash. At December 31, 1994, AILIC had statutory assets of $9.0 million and statutory surplus of $6.3 million. AAG acquired AILIC primarily for its variable annuity licenses.

   In connection with AAG's purchase of GALIC from GAI in 1992, GAI agreed to neutralize the financial effects on GALIC of the adoption of an actuarial guideline with respect to non-traditional life insurance and annuity products. In satisfaction of this obligation, (i) GAI has agreed to purchase, at AAG's option, up to $57 million of AAG Preferred Stock and (ii) terms of GALIC's investment management services contract with AFG were modified to reduce the fees owed under certain circumstances. In December 1996 and 1995, AAG sold $21.7 million and $17.0 million, respectively, of its Series B Preferred Stock to GAI; the proceeds were contributed to GALIC. Also in December 1996, AAG sold $10.3 million of its Series B Preferred Stock to AFC.

   Net investment income includes approximately $1 million in 1996, 1995 and 1994 of payments from a subsidiary of AFG for the rental of an office building owned by GALIC.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

   Fair Value of Financial Instruments The following table shows (in millions) the carrying value and estimated fair value of AAG's financial instruments at December 31.

                                               1996              1995
                                        Carrying Estimated Carrying  Estimated
                                          Value Fair Value   Value  Fair Value
        Assets
        Fixed maturity investments      $5,821.3  $5,850.2 $5,423.8   $5,526.6
        Equity securities                   51.0      51.0     32.6       32.6
        Investment in affiliate             16.5      34.1     20.3       36.7

        Liabilities
        Annuity benefits accumulated(a) $5,365.6  $5,180.0 $5,052.0   $4,887.0
        Notes payable(b)                   114.9     119.0    167.7      177.7

        TOPrS(c)                        $   75.0  $   76.5       -          -


              (a) Carrying values do not reflect deferred policy acquisition costs of $110.5 million at December 31, 1996 and $72.7 million at December 31, 1995.

              (b) Carrying values do not reflect issue costs of $1.3 million at December 31, 1996 and $3.6 million at December 31, 1995.

              (c) Carrying value does not reflect issue costs of $2.6 million at December 31, 1996.

   When available, fair values are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on present values, discounted cash flows, fair value of comparable securities or similar methods. The fair value of short-term investments, mortgage loans on real estate and policy loans approximate their carrying value. The fair value of the liability for annuities in the payout phase is assumed to be the present value of the anticipated cash flows, discounted at current interest rates. Fair value of annuities in the accumulation phase is assumed to be the policyholders' cash surrender amount.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

   Unrealized Gains On Marketable Securities, Net The components of the Consolidated Balance Sheet caption "Unrealized gains on marketable securities, net" in stockholders' equity are summarized as follows (in millions):

                                               Unadjusted
                                                  Asset   Effect of  Reported
                                              (Liability)  SFAS 115    Amount
        1996
        Fixed maturities - available for sale    $3,254.9   $ 70.7   $3,325.6
        Equity securities                            16.1     34.9       51.0
        Unamortized insurance acquisition
          costs, net                                197.5     (2.8)     194.7
        Annuity benefits accumulated             (5,357.9)    (7.7)  (5,365.6)
        Deferred income taxes on net
          unrealized gains                             -     (33.3)     (33.3)
        Unrealized gains on marketable
          securities, net                                   $ 61.8

        1995
        Fixed maturities - available for sale    $2,787.6   $139.0   $2,926.6
        Equity securities                            14.1     18.5       32.6
        Unamortized insurance acquisition
          costs, net                                155.0     (5.2)     149.8
        Annuity benefits accumulated             (5,037.0)   (15.0)  (5,052.0)
        Deferred income taxes on net
          unrealized gains                             -     (48.0)     (48.0)
        Unrealized gains on marketable
          securities, net                                   $ 89.3

   Other   The Company has a defined benefit pension plan covering former U.S.
   employees of its discontinued manufacturing operations. Pension benefits are based upon past service with the Company and compensation levels. Contributions are made by the Company in amounts necessary to satisfy requirements of ERISA. At December 31, 1996 and 1995, respectively, pension liabilities of $19.0 million and $11.8 million were included in the balance sheet.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

   P.  QUARTERLY FINANCIAL DATA (Unaudited)

   Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the seasonal nature of the Company's affiliate and certain other operations and the discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time.

   The following table represents quarterly results of operations for the years ended December 31, 1996 and 1995 (in millions, except per share data).

                                        First  Second   Third  Fourth   Total
               1996                   Quarter Quarter Quarter Quarter    Year
    Realized gains (losses)            $  0.3 $  0.6  $  0.5 ($  0.2)  $  1.2
    Total revenues                      139.0  150.9   145.9   141.5    577.3

    Income from continuing operations    14.7   16.3    17.1    13.0     61.1
    Extraordinary items                  (1.6)  (2.7)   (1.7)     -      (6.0)
    Net income                           13.1   13.6    15.4    13.0     55.1

    Earnings (loss) per common share:
      Continuing operations             $0.33  $0.37   $0.39   $0.30    $1.39
      Extraordinary items               (0.04) (0.06)  (0.04)     -     (0.14)
      Net income per common share       $0.29  $0.31   $0.35   $0.30    $1.25

    Average common shares outstanding    43.1   43.1    43.1    43.1     43.1

               1995
    Realized gains                      $ 0.1 $   -   $  6.9  $  8.7   $ 15.7

    Total revenues                       98.6  101.2   109.4   130.4    439.6

    Income from continuing operations    11.4   12.2    16.6    18.5     58.7
    Discontinued operations                -      -       -     (3.2)    (3.2)
    Extraordinary items                    -      -       -     (0.2)    (0.2)
    Net income                           11.4   12.2    16.6    15.1     55.3

    Earnings (loss) per common share(a)
      Continuing operations             $0.29  $0.31   $0.41   $0.43    $1.45
      Discontinued operations              -      -       -    (0.08)   (0.08)
      Extraordinary items                  -      -       -       -        -
      Net income per common share       $0.29  $0.31   $0.41   $0.35    $1.37

    Average common shares outstanding    39.1   39.1    40.8    43.1     40.5


   (a) Quarterly earnings per share do not add to year-to-date amounts in 1995 due to the issuance of common shares.

   Q.  SUBSEQUENT EVENT (Unaudited)

   In a private offering in March 1997, a wholly-owned subsidiary trust of AAG Holding issued $75 million of 8-7/8% preferred securities similar to the TOPrS issued in November 1996.

                                     PART IV

   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  Documents filed as part of this Report:

        1.  Financial Statements are Included in Part II, Item 8.

        2.  Financial Statement Schedules:

            Selected Quarterly Financial Data is included in Note P to the Consolidated Financial Statements.

            Schedules filed herewith:

            For 1996, 1995 and 1994                             Page

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

   (b)  Reports on Form 8-K:  None

                    AMERICAN ANNUITY GROUP, INC. - PARENT ONLY
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)



                             Condensed Balance Sheet

                                                     December 31,
   Assets:                                          1996     1995
     Cash and short-term investments              $  1.9   $  1.4
     Investment in subsidiaries(a)(b)              384.8    687.0
     Note receivable from AAG Holding(b)           122.0       -
     Other assets                                   47.8     20.0
                                                  $556.5   $708.4
   Liabilities and Capital:
     Accounts payable, accrued expenses and
       other liabilities                          $ 44.6   $ 49.4
     Payables to affiliates                         24.2     52.3
     Notes payable(b)(c)                             1.2    177.4
     Stockholders' equity(a)                       486.5    429.3
                                                  $556.5   $708.4


                            Condensed Income Statement

                                                   Year ended December 31,
                                                   1996      1995    1994
   Revenues:
     Equity in undistributed earnings of
       subsidiaries                               $ 47.6   $ 64.7  $ 47.3
     Capital distribution from subsidiaries         61.2     54.2    44.0
     Other revenues                                 10.6      1.7     0.4
                                                   119.4    120.6    91.7
   Costs and Expenses:
     Interest and other financing expenses          15.2     19.0    21.9
     Other expenses                                 25.7     10.9     6.6
                                                    40.9     29.9    28.5
   Income from continuing operations before
     income taxes                                   78.5     90.7    63.2
   Provision for income taxes                       17.4     32.0    22.3
   Income from continuing operations                61.1     58.7    40.9

   Discontinued operations, net of tax                -      (3.2)   (2.6)
   Income before extraordinary items and
     cumulative effect of accounting change         61.1     55.5    38.3

   Extraordinary items, net of tax                  (6.0)    (0.2)   (1.7)
   Cumulative effect of accounting change,
     net of tax                                       -        -     (0.5)
   Net Income                                     $ 55.1   $ 55.3  $ 36.1

   ___________
   (a) Includes unrealized gains of $61.8 million and $89.3 million in 1996 and 1995, respectively, and includes advances to subsidiaries.

   (b) In 1996, AAG transferred certain assets and liabilities to AAG Holding Company, Inc. (See Note G to the Consolidated Financial Statements.)

   (c) Includes $14.0 million principal amount of notes payable owned by GALIC in 1995.

                    AMERICAN ANNUITY GROUP, INC. - PARENT ONLY
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)





                        Condensed Statement of Cash Flows

                                                   Year Ended December 31,
                                                    1996     1995    1994

   Operating Activities:
     Net income                                    $55.1    $55.3   $36.1
     Adjustments:
       Discontinued operations                        -       3.2     2.6
       Extraordinary items                           6.0      0.2     1.7
       Accounting change                              -        -      0.5
       Equity in net earnings of subsidiaries      (70.8)   (77.0)  (59.7)
       Depreciation and amortization                 1.6      0.9     0.8
       Decrease (increase) in other assets          (8.5)     0.1     2.7
       Increase (decrease) in balances with
         affiliates                                (26.5)    13.5    13.1
       Increase (decrease) in other liabilities      0.1      2.5   (12.8)
       Capital distributions from subsidiaries      61.2     54.2    44.0
       Contributions to subsidiaries               (12.7)   (33.0)     -
       Other, net                                    1.3       -       -
                                                     6.8     19.9    29.0

   Investing Activities:
     Purchase of AAG Holding Company debentures    (23.1)      -       -
     Increase in intercompany notes                (23.8)      -       -
     Purchase of Laurentian Capital Corporation,
       net of cash acquired                           -     (63.6)     -
     Sales of real estate and other assets           0.2
     Additional investments in subsidiaries           -        -     (9.3)
     Sale of AILIC to GALIC                           -       6.5      -
                                                   (46.7)   (57.1)   (9.3)

   Financing Activities:
     Additions to notes payable                     87.7     33.5    30.0
     Reductions of notes payable                   (74.8)   (48.1)  (55.1)
     Issuance of Common Stock                         -      37.3      -
     Issuance of Preferred Stock                    32.0     17.0      -
     Cash dividends paid                            (4.5)    (3.0)   (3.1)
                                                    40.4     36.7   (28.2)

   Net Increase (Decrease) in Cash and
     Short-term Investments                          0.5     (0.5)   (8.5)

   Cash and short-term investments at beginning
     of period                                       1.4      1.9    10.4

   Cash and short-term investments at
     end of period                                 $ 1.9    $ 1.4   $ 1.9

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

    3.1  Certificate of Incorporation of Registrant

    3.2  By-laws of Registrant

    4.0 Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries.

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

   12.0  Earnings to fixed charges.

   21.0  Subsidiaries of the Registrant.

   23.0  Consent of Independent Auditors.

   27.0 Financial Data Schedule for 1996 - included in Report filed electronically with the Securities and Exchange Commission.

                                    Signatures

            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Annuity Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.


                                             American Annuity Group, Inc.


   Signed: March 25, 1997                    BY:
                                                  Carl H. Lindner
                                                  Chairman of the Board and
                                                    Chief Executive Officer







            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                         Capacity                   Date





                                     Chairman of the Board       March 25, 1997
     Carl H. Lindner                   of Directors



                                     Director                    March 25, 1997
     S. Craig Lindner



                                     Director                    March 25, 1997
     Robert A. Adams



                                     Director                    March 25, 1997
     William R. Martin*



                                     Director                    March 25, 1997
     Ronald F. Walker



                                     Senior Vice President,      March 25, 1997
     William J. Maney                  Treasurer and Chief
                                       Financial Officer
                                       (Principal Accounting Officer)

   * Chairman of Audit Committee