Form 10-Q
period 1997-03-31
AMERICAN ANNUITY GROUP INC
filed 1997-05-13
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                              Commission File
   March 31, 1997                                              No. 1-11632



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





   As of May 1, 1997, there were 43,202,717 shares of the Registrant's Common Stock outstanding.

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                                 March 31,December 31,
                                                     1997        1996
   Assets
     Investments:
       Fixed maturities:
         Held to maturity - at amortized cost
          (market - $2,436.3 and $2,524.6)       $2,454.7    $2,495.7
         Available for sale - at market
          (amortized cost - $3,508.9
           and $3,254.9)                          3,507.7     3,325.6
       Equity securities - at market
          (cost - $20.7 and $16.1)                   57.1        51.0
       Investment in affiliate                       18.2        16.5
       Mortgage loans on real estate                 67.9        68.1
       Real estate                                   38.0        37.6
       Policy loans                                 235.0       236.0
       Short-term investments                        40.3        41.4
         Total investments                        6,418.9     6,271.9

     Cash                                            25.5        42.7
     Accrued investment income                       97.9        94.8
     Unamortized insurance acquisition costs,
       net                                          206.4       194.7
     Other assets                                   162.7       172.4
     Assets held in separate accounts               253.5       247.6

                                                 $7,164.9    $7,024.1

   Liabilities and Capital
      Annuity benefits accumulated               $5,423.2    $5,365.6
     Life, accident and health reserves             581.4       575.4
     Notes payable                                  121.8       114.9
     Payable to affiliates, net                      18.7        14.5
     Deferred taxes on unrealized gains              12.1        33.3
     Accounts payable, accrued expenses and
       other liabilities                            187.8       111.3
     Liabilities related to separate accounts       253.5       247.6
         Total liabilities                        6,598.5     6,462.6

     Mandatorily redeemable preferred
       securities of subsidiary trusts              150.0        75.0

     Stockholders' Equity:
       Series B Preferred Stock
         (at redemption value)                         -         49.0
       Common Stock, $1 par value
         -100,000,000 shares authorized
         -43,201,074 and 43,255,705 shares
            outstanding                              43.2        43.3
       Capital surplus                              358.8       358.5
       Accumulated deficit at December 31, 1992    (212.6)     (212.6)
       Retained earnings since January 1, 1993      204.5       186.5
       Unrealized gains on marketable securities,
         net                                         22.5        61.8
           Total stockholders' equity               416.4       486.5




                                                 $7,164.9    $7,024.1

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)


                                                     Three months ended
                                                         March 31,
                                                       1997       1996
   Revenues:
     Net investment income                           $119.6     $112.1
     Realized gains on sales of investments             0.3        0.3
     Life, accident and health premiums                25.4       24.2
     Equity in net earnings of affiliate                1.8        1.0
     Other income                                       2.6        1.4
                                                      149.7      139.0
   Costs and Expenses:
     Annuity benefits                                  68.8       68.0
     Life, accident and health benefits                24.2       21.6
     Amortization of insurance acquisition costs        7.7        6.0
     Interest and other debt expenses                   2.6        4.1
     Trust preferred distribution requirement           2.1         -
     Other expenses                                    18.1       16.6
                                                      123.5      116.3
   Income before income taxes and extraordinary
     item                                              26.2       22.7
   Provision for income taxes                           8.2        8.0
   Income before extraordinary item                    18.0       14.7
   Extraordinary item - loss on prepayment of debt       -        (1.6)
   Net Income                                        $ 18.0     $ 13.1


     Preferred dividend requirement                     1.0        0.4
     Net income applicable to Common Stock           $ 17.0     $ 12.7


     Average common shares outstanding                 43.2       43.1


   Earnings per common share:
     Continuing operations                            $0.39      $0.33
     Extraordinary item                                  -       (0.04)
     Net income                                       $0.39      $0.29

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                                    Three months ended
                                                         March 31,
                                                      1997       1996
   Preferred Stock:
     Balance at beginning of period                 $ 49.0     $ 17.0
     Retired during the period                       (49.0)        -
       Balance at end of period                     $   -      $ 17.0

   Common Stock:
     Balance at beginning of period                 $ 43.3     $ 43.1
     Retired during the period                        (0.1)        -
       Balance at end of period                     $ 43.2     $ 43.1


   Capital Surplus:
     Balance at beginning of period                 $358.5     $361.1
     Common Stock retired                             (0.7)        -
     Preferred Stock retired                           2.0         -
     Preferred dividends declared                     (1.0)        -
       Balance at end of period                     $358.8     $361.1


   Accumulated Deficit at December 31, 1992:       ($212.6)   ($212.6)


   Retained Earnings Since January 1, 1993:
     Balance at beginning of period                 $186.5     $131.4
     Net income                                       18.0       13.1
       Balance at end of period                     $204.5     $144.5


   Unrealized Gains, Net:
     Balance at beginning of period                 $ 61.8     $ 89.3
     Change during period                            (39.3)     (51.6)
       Balance at end of period                     $ 22.5     $ 37.7

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                    Three months ended
                                                         March 31,
                                                      1997       1996
   Cash Flows from Operating Activities:
     Net income                                     $ 18.0     $ 13.1
     Adjustments:
       Extraordinary losses on retirement of debt       -         1.6
       Increase in life, accident and health
         reserves                                      6.1        5.9
       Benefits to annuity policyholders              68.8       68.0
       Amortization of insurance acquisition costs     7.7        6.0
       Equity in net earnings of affiliate            (1.8)      (1.0)
       Depreciation and amortization                   1.1        2.8
       Realized gains on investing activities         (0.3)      (0.3)
       Increase in insurance acquisition costs       (17.3)     (15.0)
       Increase in accrued investment income          (3.1)      (7.9)
       Increase in other assets                      (10.2)      (0.3)
       Increase (decrease) in other liabilities       14.8       (3.9)
       Other, net                                     (2.0)      (3.3)
                                                      81.8       65.7

   Cash Flows from Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments                   (381.2)    (342.5)
       Equity securities                              (7.1)      (0.1)
       Real estate, mortgage loans and other assets   (2.9)     (16.9)
     Maturities and redemptions of fixed maturity
       investments                                    79.7       65.4
     Sales of:
       Fixed maturity investments                    172.9       99.7
       Equity securities                               3.6        0.1
       Real estate, mortgage loans and other assets    2.4       10.8
     Decrease (increase) in policy loans               1.0       (2.0)
                                                    (131.6)    (185.5)

   Cash Flows from Financing Activities:
     Fixed annuity receipts                          133.4      137.2
     Annuity surrenders, benefits and withdrawals   (134.7)    (113.8)
     Additions to notes payable                        7.0       31.2
     Reductions of notes payable                      (0.1)     (36.1)
     Issuance of trust preferred securities           74.7         -
     Retirement of Common Stock                       (0.8)        -
     Retirement of Preferred Stock                   (47.0)        -
     Cash dividends paid                              (1.0)        -
                                                      31.5       18.5

   Net decrease in cash and short-term investments   (18.3)    (101.3)

   Cash and short-term investments at beginning of
     period                                           84.1      169.4
   Cash and short-term investments at end of
     period                                         $ 65.8     $ 68.1

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   A. Description of the Company

      American Annuity Group, Inc. ("AAG" or "the Company") markets (i) individual and group annuities nationwide in savings and retirement markets, (ii) individual life insurance and annuity policies with the sponsorship of state associations of funeral directors as well as individual and large operators of funeral homes across the country and
      (iii) various forms of supplemental life and health insurance through payroll deduction plans and financial institutions.

      American Financial Group, Inc. ("AFG") and its subsidiaries owned 35,059,995 shares (81%) of AAG's Common Stock at May 1, 1997.

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

      Insurance Acquisition Costs Unamortized insurance acquisition costs consist primarily of deferred policy acquisition costs and the present value of future profits of acquired companies. Certain commission costs are expensed as paid and are included in amortization of life insurance acquisition costs.

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

      These amounts are amortized with interest over the estimated remaining life of the acquired policies for annuities and universal life products and over the expected premium paying period for traditional life and health insurance products.
                                        7

                        AMERICAN ANNUITY GROUP, INC. 10-Q

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

      Income Taxes AAG, Great American Life Insurance Company ("GALIC") and all other material 80%-owned U.S. non-life subsidiaries are consolidated for federal income tax purposes with American Financial Corporation ("AFC"), the common stock of which is owned by AFG. AAG's other life insurance subsidiaries will likely be required to file separate federal income tax returns through the sixth year from their acquisition or formation.

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

      Stock-Based Compensation As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", AAG accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Earnings Per Share Earnings per share are calculated on the basis of the weighted average number of shares of common stock outstanding during the period. The effect of assumed exercise of common stock options in 1997 was not deemed dilutive and is therefore not reflected in the earnings per share presentation for that period. AAG had no stock options outstanding prior to the fourth quarter of 1996.

      New accounting standards issued in 1997 revise current rules for computing and presenting earnings per share beginning with financial statements issued for periods ending after December 15, 1997. The new rules require the presentation of basic and diluted earnings per share for entities with potentially dilutive securities. Implementation of these new rules will not materially affect AAG's reported earnings per share amounts.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

   C. Investments

      The carrying value of AAG's fixed maturity portfolio was comprised of the following at March 31, 1997:
                                           Held to  Available
                                          Maturity   for Sale Total
         U. S. Government and government
           agencies and authorities            1%       4%       5%
         Public utilities                      6        3        9
         Mortgage-backed securities           11       23       34
         All other corporate                  23       29       52
                                              41%      59%     100%

      "Investing activities" related to fixed maturity investments in AAG's Statement of Cash Flows for the three months ending March 31, consisted of the following (in millions):
                                           Held to  Available
                                          Maturity   for Sale Total
         1997
         Purchases                          ($ 0.2) ($381.0) ($381.2)
         Maturities and paydowns              40.6     39.1     79.7
         Sales                                  -     172.9    172.9

         1996
         Purchases                          ($22.2) ($320.3) ($342.5)
         Maturities and paydowns              23.1     42.3     65.4
         Sales                                  -      99.7     99.7


   D. Investment in Affiliate

      Investment in affiliate (carrying value of $18.2 million at March 31, 1997) reflects AAG's 5% ownership (2.7 million shares) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 38% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. The market value of AAG's investment in Chiquita was $41.4 million at March 31, 1997 and $34.1 million at December 31, 1996.

   E. Unamortized Insurance Acquisition Costs

      Unamortized insurance acquisition costs consisted of the following (in millions):
                                                 March 31, December 31,
                                                     1997         1996
           Deferred policy acquisition costs       $289.6       $272.2
           Present value of future profits
                acquired                             70.6         72.5
           Unearned revenues                       (153.8)      (150.0)
                                                   $206.4       $194.7

                        AMERICAN ANNUITY GROUP, INC. 10-Q

   F. Notes Payable

      Notes payable consisted of the following (in millions):

                                                 March 31, December 31,
                                                     1997         1996

           Direct obligations of AAG               $  1.3       $  1.3
           Obligations of AAG Holding:
             Bank Credit Line due September 1999     51.7         44.7
             9-1/2% Senior Notes due August 2001     40.8         40.8
             11-1/8% Senior Subordinated Notes
               due February 2003                     24.1         24.1
           Other subsidiary debt                      3.9          4.0
                Total                              $121.8       $114.9


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

      AAG Holding has a $75 million revolving credit agreement with four banks. Loans under the credit agreement mature in 1999 and bear interest at floating rates based on prime or Eurodollar rates and are collateralized by 25% of the Common Stock of GALIC. At March 31, 1997 and December 31, 1996, the weighted average interest rate on amounts borrowed under the bank credit line was 6.59% and 6.68%, respectively. AAG Holding also has a short-term $40 million unsecured bank line of credit with terms similar to the $75 million credit agreement. There were no amounts outstanding under this line at March 31, 1997.

      At March 31, 1997, scheduled principal payments on debt for the balance of 1997 and the subsequent five years are shown below (in millions).
      The scheduled principal payments assume that Notes purchased are applied to the earliest scheduled retirements.

                             AAG
                      AAG Holding   Other     Total
            1997     $0.1   $  -     $0.4     $ 0.5
            1998      0.1      -      0.6       0.7
            1999      0.1    51.7     0.7      52.5
            2000      0.1      -      0.7       0.8
            2001      0.1    40.8     0.5      41.4
            2002      0.1      -      0.4       0.5


      In the first three months of 1996, the Company repurchased $22.1 million principal amount of its 11-1/8% Senior Subordinated Notes realizing a pre-tax extraordinary loss of approximately $2.5 million.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

   G. Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

      In November 1996, a wholly-owned subsidiary trust of AAG Holding issued three million units of 9-1/4% Trust Originated Preferred Securities ("TOPrS") for $75 million in cash. The Trust then purchased $75 million of newly issued AAG Holding 9-1/4% Subordinated Debentures due 2026, which, along with related interest and principal payments received, are the only assets of the Trust.

      The TOPrS are mandatorily redeemable upon maturity or redemption of the Subordinated Debentures. The Subordinated Debentures are redeemable by AAG Holding on or after November 7, 2001.

      In a private offering in March 1997, a wholly-owned subsidiary trust of AAG Holding issued $75 million of 8-7/8% preferred securities similar to the TOPrS issued in November 1996 with related debentures of AAG Holding due 2027. The 8-7/8% preferred securities and related debentures are redeemable on or after March 1, 2007.

      AAG and AAG Holding effectively provide an unconditional guarantee of the trusts' obligations.

   H. Stockholders' Equity

      The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

      On March 27, 1997, AAG retired all of its outstanding Series B Preferred Stock for approximately $47 million.

      At March 31, 1997, there were 2.5 million shares of AAG Common Stock reserved for issuance upon exercise of stock options. As of that date, AAG had options for 1.7 million shares outstanding. The options vest at a rate of 20% per year and expire ten years from the date of grant.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

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

   J. Additional Information

      Statutory Information of Great American Life Insurance Company Insurance Companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, AAG's primary insurance subsidiary, were as follows (in millions):

                                            March 31, December 31,
                                                1997         1996
                Policyholders' surplus        $292.5       $285.0
                Asset valuation reserve         92.6         91.4
                Interest maintenance reserve    23.1         24.7

                                             Three months ended March 31,
                                                1997         1996
                Net income from operations    $ 16.8       $ 15.1
                Net income                      18.2         14.9

      The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income for the year ended December 31, 1996, GALIC may pay approximately $66.2 million in dividends in 1997 without prior approval. In the first three months of 1997, AAG received $15.0 million in capital distributions from GALIC.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

      Summary Financial Information of AAG Holding AAG has guaranteed all of the outstanding debt of AAG Holding. Summarized consolidated financial information for AAG Holding is as follows (in millions):


                                                      March 31,December 31,
                                                          1997        1996
                Balance Sheet
                Investments                             $6,378      $6,272
                Unamortized insurance acquisition
                  costs                                    206         195
                Assets held in separate accounts           254         247
                Other assets                               252         278

                Insurance reserves                      $6,006      $5,942
                Notes payable to parent                    165         166
                Notes payable of AAG Holding               117         110
                Liabilities related to separate
                  accounts                                 254         247
                Other liabilities                          154          96

                Mandatorily redeemable preferred
                  securities of subsidiary trusts       $  150      $   75

                Stockholder's equity                    $  244      $  356


                                                        Three months ended
                                                              March 31,
                                                          1997        1996
                Income Statement
                Revenues                                $  148           *
                Pretax income from operations               24           *
                Net income                                  16           *


                * AAG Holding was formed on November 1, 1996.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations


   GENERAL

   American Annuity Group, Inc. ("AAG" or "the Company") and its subsidiary, AAG Holding Company, Inc., are organized as holding companies with nearly all of their operations being conducted by their subsidiaries. These companies, however, have continuing expenditures for administrative expenses, corporate services, satisfaction of liabilities in connection with discontinued operations, the payment of interest and principal on borrowings and shareholder dividends.

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios The following ratios may be considered relevant indicators of AAG's liquidity and are typically presented by AAG in its prospectuses and similar documents.


                                                Three months ended
                                                    March 31,
                                                 1997   1996

             Earnings to fixed charges            5.9    6.3

             Earnings to fixed charges plus
               preferred dividends                4.6    5.6


                                             March 31,   December 31,
                                                 1997   1996     1995
             Consolidated debt to capital,
               excluding unrealized gains         18%    19%    33%

             Consolidated debt to capital,
               including unrealized gains         18%    17%    28%

   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 1997, the capital ratios of each of AAG's insurance subsidiaries exceeded the RBC requirements by substantial amounts.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued

   Sources and Uses of Funds The ability to pay interest and principal on debt, dividends on preferred securities, obligations related to discontinued manufacturing operations and other holding company costs is largely dependent upon payments from Great American Life Insurance Company ("GALIC") in the form of capital distributions. The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC in 1997 without prior regulatory approval is $66 million. In the first quarter of 1997, GALIC made approximately $15 million in such payments.

   In 1995 and 1996, AAG issued shares of its Series B Preferred Stock to its affiliates for $49 million in cash. In 1996 and 1997, subsidiary trusts sold preferred securities for cash proceeds of $150 million. Approximately half of the aggregate proceeds was used to retire debt and the Series B preferred; another 20% was contributed to GALIC as capital; the remainder is being used for general corporate purposes.

   At March 31, 1997, AAG Holding had approximately $63 million available under its bank lines of credit. AAG Holding expects to expand and extend its credit lines in the near future.

   Based upon the current level of operations and anticipated growth, AAG believes that it will have sufficient resources to meet its liquidity requirements.

   Investments Insurance laws restrict the types and amounts of investments which are permissible for life insurers. These restrictions are designed to ensure the safety and liquidity of insurers' investment portfolios. The NAIC has developed a model investment law which management believes will not have a material impact on AAG.

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio by NAIC designation (and comparable Standard & Poor's Corporation rating) as of March 31, 1997:

         NAIC                                       % of Total
         Rating  Comparable S&P Rating             Market Value
            1    AAA, AA, A                               68%
            2    BBB                                      26
                      Total investment grade              94
            3    BB                                        3
            4    B                                         3
            5    CCC, CC, C                                *
            6    D                                         -
                      Total non-investment grade           6
                      Total fixed maturities             100%

         * less than 1%

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Management believes that the high credit quality of AAG's investment portfolio should generate a stable and predictable investment return.

   AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised over 98% of its investment portfolio at March 31, 1997. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities.

   At March 31, 1997, AAG had approximately $20 million in net unrealized losses on its fixed maturity portfolio compared to net unrealized gains of $100 million at December 31, 1996. This decrease, representing approximately 2% of the carrying value of AAG's fixed maturity portfolio, resulted from an increase in the general level of interest rates.

   At March 31, 1997, AAG had less than 2% of total assets invested in mortgage loans and real estate. The majority of mortgage loans and real estate was purchased within the last four years.

   At March 31, 1997, AAG's mortgage-backed securities ("MBSs") portfolio represented approximately one-third of fixed maturity investments. As of March 31, 1997, interest only (I/O), principal only (P/O) and other "high risk" MBSs represented less than one percent of total assets. AAG invests primarily in MBSs which have a reduced risk of prepayment. In addition, the majority of MBSs held by AAG were purchased at a discount.

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

   Contingencies A managing general agency which produced approximately one-fifth of GALIC's premiums in 1996 and one-sixth of its premiums in the first quarter of 1997 was named a defendant in a lawsuit filed in July 1996 by two regulatory agencies in California. The managing general agency has settled the allegations brought against it by agreeing, among other things, to modify certain sales practices. In April 1997, the managing general agency stopped writing GALIC annuities until procedures could be implemented to bring the agency's marketing practices into compliance with the settlement. The regulatory agencies have taken a position that GALIC may be responsible for certain acts of its insurance agents in connection with the sale of GALIC's annuities. GALIC is engaged in discussions with the regulatory agencies to resolve this matter. The ultimate outcome is not expected to have a material adverse impact on the financial condition of the Company.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued

   RESULTS OF OPERATIONS

   General GALIC's principal products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). The following table summarizes AAG's annuity premiums (in millions):

                                     Three months ended
                                          March 31,
                                       1997      1996
             GALIC:
               FPDAs - first year      $  8      $ 10
               FPDAs - renewal           43        49
               SPDAs                     70        70
             Other Companies             19         8
                                       $140      $137

   The increase in other companies annuity premiums reflects increased sales of variable and pre-need funeral products.

   Pretax Operating Earnings Pretax earnings from operations (before realized gains and equity in net earnings of affiliate) for the first quarter of 1997 and 1996 were $24.1 million and $21.4 million, respectively. The improvement in 1997 reflects the growth in invested assets as well as a decrease in the effective average crediting rate on annuity policies.

   Net Investment Income Net investment income increased 7% over the comparable three month period in 1996 due to an increase in the Company's average fixed maturity investment base. Investment income is reflected net of investment expenses of $1.0 million in 1997 and $1.6 million in 1996.

   Realized Gains Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies.

   Equity in Net Earnings of Affiliate Equity in net earnings of affiliate represents AAG's proportionate share of the results of Chiquita Brands International. Chiquita reported first quarter net income of $43.3 million in 1997 and $24.2 million in 1996.

   Other Income   Other income increased to $2.6 million in the first quarter of 1997 from $1.4 million in the first quarter of 1996. This increase represents primarily increased revenues from certain non-insurance subsidiaries and additional annuity fees.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Amortization of Insurance Acquisition Costs Amortization of insurance acquisition costs increased 28% over the comparable period in 1996 due primarily to higher average DPAC balances.

   Interest and Other Debt Expenses Interest expense on borrowings decreased 37% in the first quarter of 1997 compared to the same period in 1996 due primarily to repurchases of debt during 1996 and the refinancing of approximately $50 million of indebtedness through the issuance of preferred securities by subsidiary trusts.

   Preferred Distribution Requirement of Subsidiary Trusts Preferred distribution requirement of subsidiary trusts represents amounts accrued on $150 million of preferred securities issued by subsidiaries of AAG in 1996 and 1997.

   Other Expenses Other expenses increased in the first quarter of 1997 compared to the same period in 1996 reflecting additional costs relating to expanded distribution networks and improvements in customer service capacities.

   Income Taxes AAG's effective tax rate decreased in 1997 due to a reduction of the valuation allowance associated with certain deferred tax assets.

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION



                                      ITEM 2

                              Changes in Securities

   (a) None

   (b) None

   (c) On March 11, 1997, a wholly-owned subsidiary trust of AAG Holding Company, Inc. issued 75,000 Trust Preferred Securities ($1,000 per security liquidation amount) with a distribution rate of 8-7/8% for total consideration of $74.7 million. The securities were sold to a limited number of institutional investors in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933.



                                      ITEM 6

                         Exhibits and Reports on Form 8-K


   (a) Exhibit 27 - Financial Data Schedule as of March 31, 1997. For submission in electronic filing only.

   (b) Report on Form 8-K - None.


                                    Signature


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                      American Annuity Group, Inc.



   May 13, 1997                       BY:William J. Maney
                                         Senior Vice President, Treasurer
                                           and Chief Financial Officer