Form 10-Q
period 1997-06-30
AMERICAN ANNUITY GROUP INC
filed 1997-08-13
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                              Commission File
   June 30, 1997                                               No. 1-11632



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



   As of August 1, 1997, there were 43,213,201 shares of the Registrant's Common Stock outstanding.

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)





                                                   June 30, December 31,
                                                      1997         1996
   Assets
     Investments:
       Fixed maturities:
         Held to maturity - at amortized cost
          (market - $2,409.9 and $2,524.6)        $2,389.3   $2,495.7
         Available for sale - at market
          (amortized cost - $3,593.5 and $3,254.9) 3,671.6    3,325.6
       Equity securities - at market
          (cost - $20.7 and $16.1)                    66.5       51.0
       Investment in affiliates                       24.5       16.5
       Mortgage loans on real estate                  65.9       68.1
       Real estate                                    39.0       37.6
       Policy loans                                  235.9      236.0
       Short-term investments                         36.8       41.4
         Total investments                         6,529.5    6,271.9

     Cash                                             39.6       42.7
     Accrued investment income                        94.8       94.8
     Unamortized insurance acquisition costs, net    211.9      194.7
     Other assets                                    166.2      172.4
     Assets held in separate accounts                262.5      247.6

                                                  $7,304.5   $7,024.1

   Liabilities and Capital
      Annuity benefits accumulated                $5,469.5   $5,365.6
     Life, accident and health reserves              589.5      575.4
     Notes payable                                    70.0      114.9
     Payable to affiliates, net                       25.4       14.5
     Deferred taxes on unrealized gains               39.3       33.3
     Accounts payable, accrued expenses and other
       liabilities                                   138.5      111.3
     Liabilities related to separate accounts        262.5      247.6
         Total liabilities                         6,594.7    6,462.6

     Mandatorily redeemable preferred securities
       of subsidiary trusts                          225.0       75.0

     Stockholders' Equity:
       Series B Preferred Stock (at redemption value)   -        49.0
       Common Stock, $1 par value
         -100,000,000 shares authorized
         -43,212,147 and 43,255,705 shares
          outstanding                                 43.2       43.3
       Capital surplus                               359.0      358.5
       Accumulated deficit at December 31, 1992     (212.6)    (212.6)
       Retained earnings since January 1, 1993       222.2      186.5
       Unrealized gains on marketable securities,
        net                                           73.0       61.8
           Total stockholders' equity                484.8      486.5

                                                  $7,304.5   $7,024.1

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)






                                         Three months ended   Six months ended
                                                June 30,            June 30,
                                               1997    1996        1997   1996
   Revenues:
     Net investment income                   $123.1  $115.5      $242.7 $227.6
     Realized gains (losses)
       on sales of investments                 (0.1)    0.6         0.2    0.9
     Life, accident and health premiums        27.3    31.3        52.7   55.5
     Equity in net earnings of affiliates       1.5     1.8         3.3    2.8
     Other income                               2.7     1.7         5.3    3.1
                                              154.5   150.9       304.2  289.9
   Costs and Expenses:
     Annuity benefits                          70.6    68.8       139.4  136.8
     Life, accident and health benefits        25.8    26.9        50.0   48.5
     Amortization of insurance acquisition
       costs                                    8.5     8.2        16.2   14.2
     Interest and other debt expenses           2.4     3.9         5.0    8.0
     Trust preferred distribution requirement   3.9      -          6.0     -
     Other expenses                            17.4    17.8        35.5   34.4
                                              128.6   125.6       252.1  241.9

   Income before income taxes
     and extraordinary item                    25.9    25.3        52.1   48.0
   Provision for income taxes                   8.2     9.0        16.4   17.0

   Income before extraordinary item            17.7    16.3        35.7   31.0

   Extraordinary item - loss on prepayment
    of debt                                      -     (2.7)         -    (4.3)

   Net Income                                $ 17.7  $ 13.6      $ 35.7 $ 26.7


     Preferred dividend requirement              -      0.3         1.0    0.7

     Net income applicable to Common Stock   $ 17.7  $ 13.3      $ 34.7 $ 26.0


     Average common shares outstanding         43.2    43.1        43.2   43.1


   Earnings per common share:
     Continuing operations                    $0.41   $0.37       $0.80  $0.70
     Extraordinary item                          -    (0.06)         -   (0.10)
     Net income                               $0.41   $0.31       $0.80  $0.60

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                                     Six months ended
                                                         June 30,
                                                      1997       1996
   Preferred Stock:
     Balance at beginning of period                 $ 49.0     $ 17.0
     Retired during the period                       (49.0)        -
       Balance at end of period                     $   -      $ 17.0

   Common Stock:
     Balance at beginning of period                 $ 43.3     $ 43.1
     Retired during the period                        (0.1)        -
       Balance at end of period                     $ 43.2     $ 43.1


   Capital Surplus:
     Balance at beginning of period                 $358.5     $361.1
     Common Stock issuance                             0.2        0.1
     Common Stock retired                             (0.7)        -
     Preferred Stock retired                           2.0         -
     Preferred dividends declared                     (1.0)      (0.3)
       Balance at end of period                     $359.0     $360.9


   Accumulated Deficit at December 31, 1992        ($212.6)   ($212.6)


   Retained Earnings Since January 1, 1993:
     Balance at beginning of period                 $186.5     $131.4
     Net income                                       35.7       26.7
       Balance at end of period                     $222.2     $158.1


   Unrealized Gains, Net:
     Balance at beginning of period                 $ 61.8     $ 89.3
     Change during period                             11.2      (75.5)
       Balance at end of period                     $ 73.0     $ 13.8

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                     Six months ended
                                                          June 30,
                                                      1997       1996
   Cash Flows from Operating Activities:
     Net income                                     $ 35.7     $ 26.7
     Adjustments:
       Extraordinary losses on retirement of debt       -         4.3
       Increase in life, accident and health
       reserves                                       14.1       18.0
       Benefits to annuity policyholders             139.4      136.8
       Amortization of insurance acquisition costs    16.2       14.2
       Equity in net earnings of affiliates           (3.3)      (2.8)
       Depreciation and amortization                   2.6        3.6
       Realized gains on investing activities         (0.2)      (0.9)
       Increase in insurance acquisition costs       (34.8)     (31.8)
       Increase in accrued investment income            -        (6.5)
       Increase in other assets                      (15.3)      (3.8)
       Increase (decrease) in other liabilities       16.8       (0.9)
       Other, net                                     (6.7)      (4.9)
                                                     164.5      152.0

   Cash Flows from Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments                   (780.9)    (613.6)
       Equity securities                              (7.5)        -
       Real estate, mortgage loans and other assets   (5.7)     (19.4)
       Affiliates                                     (4.9)        -
     Maturities and redemptions of fixed maturity
       investments                                   197.4      138.4
     Sales of:
       Fixed maturity investments                    393.9      161.9
       Equity securities                               3.9        1.1
       Real estate, mortgage loans and other assets    4.8       16.0
     Decrease (increase) in policy loans               0.1       (2.9)
                                                    (198.9)    (318.5)

   Cash Flows from Financing Activities:
     Fixed annuity receipts                          259.7      280.6
     Annuity surrenders, benefits and withdrawals   (288.5)    (241.7)
     Additions to notes payable                        7.0       76.5
     Reductions of notes payable                     (52.0)     (78.7)
     Issuance of trust preferred securities          149.3         -
     Issuance of Common Stock                           -         0.1
     Retirement of Common Stock                       (0.8)        -
     Retirement of Preferred Stock                   (47.0)        -
     Cash dividends paid                              (1.0)      (0.3)
                                                      26.7       36.5

   Net decrease in cash and short-term investments    (7.7)    (130.0)

   Cash and short-term investments at
    beginning of period                               84.1      169.4
   Cash and short-term investments at end of
    period                                          $ 76.4     $ 39.4

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

      American Financial Group, Inc. ("AFG") and its subsidiaries owned 35,059,995 shares (81%) of AAG's Common Stock at August 1, 1997.

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

      Present Value of Future Profits Included in insurance acquisition costs are amounts representing the present value of future profits on business in force of acquired insurance companies, which represent the portion of the costs to acquire such companies that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

   C. Investments

      The carrying value of AAG's fixed maturity portfolio was comprised of the following at June 30, 1997:
                                             Held to    Available
                                            Maturity    for Sale      Total
         U. S. Government and government
           agencies and authorities            1%          4%          5%
         Public utilities                      6           3           9
         Mortgage-backed securities           11          23          34
         All other corporate                  21          31          52
                                              39%         61%        100%

      "Investing activities" related to fixed maturity investments in AAG's Statement of Cash Flows for the six months ending June 30, consisted of the following (in millions):
                                            Held to    Available
                                           Maturity     for Sale    Total
         1997
         Purchases                              -         ($780.9)   ($780.9)
         Maturities and paydowns            $105.6           91.8      197.4
         Sales                                  -           393.9      393.9

         1996
         Purchases                          ($87.9)       ($525.7)   ($613.6)
         Maturities and paydowns              53.4           85.0      138.4
         Sales                                  -           161.9      161.9


   D. Investment in Affiliates

      Investment in affiliates reflects primarily AAG's 5% ownership (2.7 million shares; carrying value of $19.6 million at June 30, 1997) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 38% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. The market value of AAG's investment in Chiquita was $36.7 million at June 30, 1997 and $34.1 million at December 31, 1996.

   E. Unamortized Insurance Acquisition Costs

      Unamortized insurance acquisition costs consisted of the following (in millions):
                                                  June 30, December 31,
                                                     1997         1996
           Deferred policy acquisition costs       $293.0       $272.2
           Present value of future profits acquired  68.8         72.5
           Unearned revenues                       (149.9)      (150.0)
                                                   $211.9       $194.7

                        AMERICAN ANNUITY GROUP, INC. 10-Q

   F. Notes Payable

      Notes payable consisted of the following (in millions):

                                                  June 30, December 31,
                                                     1997         1996

           Direct obligations of AAG                $ 1.3       $  1.3
           Obligations of AAG Holding:
             Bank Credit Line due September 1999       -          44.7
             9-1/2% Senior Notes due August 2001     40.8         40.8
             11-1/8% Senior Subordinated Notes
               due February 2003                     24.1         24.1
           Other subsidiary debt                      3.8          4.0
                Total                               $70.0       $114.9

      In connection with the anticipated establishment of a new unsecured line of credit, the Company transferred all the outstanding stock of GALIC to AAG Holding Company, Inc., a wholly-owned subsidiary of the Company, in November 1996. In connection with that transaction, AAG Holding assumed all of the Company's obligations under the 9-1/2% Senior Notes, 11-1/8% Senior Subordinated Notes and the bank lines of credit. The Company has guaranteed the obligations of AAG Holding under this indebtedness.

      AAG Holding has a $75 million revolving credit agreement with four banks. Loans under the credit agreement mature in 1999 and bear interest at floating rates based on prime or Eurodollar rates and are collateralized by 25% of the Common Stock of GALIC. At December 31, 1996, the weighted average interest rate on amounts borrowed under the bank credit line was 6.68%. AAG Holding also has a $40 million unsecured bank line of credit maturing on September 30, 1997 with terms similar to the $75 million credit agreement. There were no amounts outstanding under these lines of credit at June 30, 1997.

      AAG Holding has called for redemption on August 15, 1997 all of its outstanding 9-1/2% Senior Notes at a price of $1,040.71 per $1,000 principal amount. AAG expects to record a third quarter extraordinary pretax loss of $2.4 million on the redemption.

      At June 30, 1997, scheduled principal payments on debt for the last six months of 1997 and the subsequent five years are shown below (in millions). The scheduled principal payments assume that Notes previously purchased are applied to the earliest scheduled retirements.

                              AAG
                     AAG    Holding   Other    Total

            1997     $0.1     -      $0.3     $ 0.4
            1998      0.1     -       0.6       0.7
            1999      0.1     -       0.7       0.8
            2000      0.1     -       0.7       0.8
            2001      0.1  $40.8*     0.5      41.4
            2002      0.1     -       0.4       0.5



            * Represents the AAG Holding 9-1/2% Senior Notes being redeemed in August 1997.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

        In private offerings in March 1997 and May 1997, wholly-owned subsidiary trusts of AAG Holding issued $75 million of 8-7/8% trust preferred securities and $75 million of 7-1/4% Remarketed Par Securities ("ROPES"), respectively, and used the proceeds to purchase related debentures of AAG Holding which are scheduled to mature in 2027 and 2041, respectively. The 8-7/8% preferred securities and related debentures are redeemable on or after March 1, 2007; the 7-1/4% ROPES and related debentures are redeemable prior to September 28, 2000 and after September 28, 2001.

        AAG and AAG Holding effectively provide an unconditional guarantee of the trusts' obligations.

   H.   Stockholders' Equity

        The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

        On March 27, 1997, AAG retired all of its outstanding Series B Preferred Stock for approximately $47 million.

        At June 30, 1997, there were 2.5 million shares of AAG Common Stock reserved for issuance upon exercise of stock options. As of that date, AAG had options for 1.7 million shares outstanding. The options vest at a rate of 20% per year and expire ten years from the date of grant.

        "Retained earnings since January 1, 1993" reflects AAG's results since the acquisition of GALIC.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

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

   J.   Additional Information

        Statutory Information of Great American Life Insurance Company Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, AAG's primary insurance subsidiary, were as follows (in millions):

                                             June 30, December 31,
                                                1997         1996
                Policyholders' surplus        $287.3       $285.0
                Asset valuation reserve         92.6         91.4
                Interest maintenance reserve    21.4         24.7

                                            Six months ended June 30,
                                                1997         1996
                Net income from operations    $ 34.4       $ 31.7
                Net income                      35.5         30.1

          The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income for the year ended December 31, 1996, GALIC may pay $66.2 million in dividends in 1997 without prior approval. In the first six months of 1997, AAG received $35.0 million in capital distributions from GALIC.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

          Summary Financial Information of AAG Holding   AAG has
          guaranteed all of the outstanding debt of AAG Holding.
          Summarized consolidated financial information for AAG Holding is as follows (in millions):


                                                       June 30,December 31,
                                                          1997        1996
             Balance Sheet
             Investments                                $6,450      $6,272
             Unamortized insurance acquisition costs       212         195
             Assets held in separate accounts              262         247
             Other assets                                  268         278

             Insurance reserves                         $6,061      $5,942
             AAG Holding Company notes payable:
               Due parent                                  165         166
               Due others                                   65         110
             Liabilities related to separate accounts      262         247
             Other liabilities                             142          96

             Mandatorily redeemable preferred securities
               of subsidiary trusts                     $  225      $   75

             Stockholder's equity                       $  272      $  356


                                                          Six months ended
                                                              June 30,
                                                          1997        1996
             Income Statement
             Revenues                                   $  299           *
             Pretax income                                  47           *
             Net income                                     30           *



                * AAG Holding was formed on November 1, 1996.


   K.        Subsequent Event

             AAG plans to move most of the operations of Loyal American Life Insurance Company from Mobile, Alabama to the Cincinnati, Ohio area. The estimated cost of the relocation is expected to be less than $4 million and will be expensed in the third quarter of 1997. The relocation should be substantially completed during 1997.

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


                                                Six months ended
                                                    June 30,
                                                 1997   1996

             Earnings to fixed charges            5.3    6.4

             Earnings to fixed charges plus
               preferred dividends                4.7    5.7


                                              June 30,   December 31,
                                                 1997   1996     1995
             Consolidated debt to capital,
               excluding unrealized gains         21%    19%    33%

             Consolidated debt to capital,
               including unrealized gains         19%    17%    28%

   For purposes of the calculations of consolidated debt to capital, consolidated debt includes the Company's notes payable and $75 million of ROPES which were issued in May 1997. Capital represents the sum of notes payable, redeemable preferred securities of subsidiary trusts, preferred stock and common equity.

   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 1997, the capital ratios of each of AAG's insurance subsidiaries exceeded the RBC requirements by substantial amounts.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued

   Sources and Uses of Funds The ability to pay interest and principal on debt, dividends on preferred securities, obligations related to discontinued manufacturing operations and other holding company costs is largely dependent upon payments from Great American Life Insurance Company ("GALIC") in the form of capital distributions. The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC in 1997 without prior regulatory approval is $66 million. In the first six months of 1997, GALIC made $35 million in such payments.

   In 1995 and 1996, AAG issued shares of its Series B Preferred Stock to its affiliates for $49 million in cash. In 1996 and 1997, subsidiary trusts sold preferred securities for cash proceeds of $225 million. Approximately half of the aggregate proceeds was used to retire debt and the Series B preferred; another 14% was contributed to GALIC as capital; the remainder is being used for general corporate purposes.

   AAG Holding has called for redemption all of its outstanding 9-1/2% Senior Notes for approximately $42.5 million on August 15, 1997. AAG Holding expects to finance the redemption with funds borrowed under its bank credit lines.

   At June 30, 1997, AAG Holding had $115 million available under its bank lines of credit. AAG Holding expects to expand and extend its credit lines in the near future.

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

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio by NAIC designation (and comparable Standard & Poor's Corporation rating) as of June 30, 1997:

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

   AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at June 30, 1997. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities.

   At June 30, 1997, less than 2% of AAG's total assets were invested in mortgage loans and real estate, the majority of which had been purchased within the last four years.

   At June 30, 1997, AAG's mortgage-backed securities ("MBSs") portfolio represented approximately one-third of its fixed maturity investments. Interest only (I/O), principal only (P/O) and other "high risk" MBSs represented less than one percent of total assets. AAG invests primarily in MBSs which have a reduced risk of prepayment. In addition, the majority of MBSs held by AAG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will minimize the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

   Approximately 90% of AAG's MBSs are rated "AAA" with substantially all being of investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, AAG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   Contingencies A managing general agency which produced approximately one-fifth of GALIC's premiums in 1996 and less than one-tenth of its premiums in the first six months of 1997 was named a defendant in a lawsuit filed in July 1996 by two regulatory agencies in California. The managing general agency has settled the allegations brought against it by agreeing, among other things, to modify certain sales practices. In April 1997, the managing general agency stopped writing GALIC annuities until procedures could be implemented to bring the agency's marketing practices into compliance with the settlement. In June 1997 the managing general agency resumed writing GALIC business. The regulatory agencies have taken a position that GALIC may be responsible for certain acts of its insurance agents in connection with the sale of GALIC's annuities. GALIC is engaged in discussions with the regulatory agencies to resolve this matter. The ultimate outcome is not expected to have a material adverse impact on the financial condition of the Company.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued

   RESULTS OF OPERATIONS

   General   GALIC's principal products are Flexible Premium Deferred Annuities
   ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). The following table summarizes AAG's annuity premiums (in millions):

                              Three months ended    Six months ended
                                  June 30,              June 30,
                                  1997    1996       1997   1996
        GALIC:
          FPDAs - first year      $ 10    $  9       $ 18   $ 19
          FPDAs - renewal           46      52         89    101
          SPDAs                     57      72        127    142
                                   113     133        234    262
        Other Companies:
          Pre-need annuities        10      11         22     19
          Variable annuities         9      -          16     -
                                    19      11         38     19
                                  $132    $144       $272    $281

   The decrease in SPDA sales in 1997 resulted from substantially reduced writings from AAG's largest producer in 1996 (see "Management's Discussion and Analysis - Contingencies").

   Pretax Operating Earnings Pretax earnings from operations (before realized gains (losses) and equity in net earnings of affiliates) for the second quarter and first six months of 1997 were $24.5 million and $48.6 million, respectively, compared to $22.9 million and $44.3 million for the same periods in 1996. The improvement in 1997 reflects the growth in invested assets as well as a decrease in the effective average crediting rate on annuity policies.

   Net Investment Income Net investment income increased 7% in both the second quarter and first six months of 1997 compared to the same periods in 1996 due to an increase in the Company's average fixed maturity investment base. Investment income is reflected net of investment expenses of $2.0 million in 1997 and $3.2 million in 1996.

   Realized Gains Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies.

   Equity in Net Earnings of Affiliates Equity in net earnings of affiliates represents AAG's proportionate share of the results of Chiquita Brands International. Chiquita reported net income before extraordinary item for the second quarter and first six months of 1997 of $41.1 million and $84.4 million compared to $43.1 million and $67.3 million for the same periods in 1996.

   Other Income   Other income increased $1.0 million and $2.2 million in the second quarter and first six months of 1997 compared to the same periods in 1996 due primarily to increased revenues from certain non-insurance subsidiaries and additional annuity fees.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued

   Annuity Benefits Annuity benefits reflect interest credited to annuity policyholders' funds accumulated. The majority of GALIC's fixed rate annuity products permit GALIC to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread without a substantial effect on persistency. Annuity benefits increased 3% in the second quarter and 2% in the first six months of 1997 compared to the same periods in 1996 due primarily to an increase in average annuity benefits accumulated.

   Amortization of Insurance Acquisition Costs Amortization of insurance acquisition costs increased 4% in the second quarter and 14% in the first six months of 1997 compared to the same periods in 1996 due primarily to higher average DPAC balances.

   Interest and Other Debt Expenses Interest expense on borrowings decreased 38% in the second quarter and first six months of 1997 compared to the same periods in 1996 due primarily to the retirement of debt during 1996 and 1997.

   Trust Preferred Distribution Requirement Trust preferred distribution requirement represents amounts accrued on $225 million of preferred securities issued by subsidiaries of AAG in 1996 and 1997.

   Income Taxes AAG's effective tax rate decreased in 1997 due to a reduction of the valuation allowance associated with certain deferred tax assets.

   NEW TAX LEGISLATION

   New federal tax legislation was signed into law in August 1997. Management believes the legislation will not have a material affect on AAG's financial condition or results of operations.

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION



                                      ITEM 2

                              Changes in Securities

   (a) None

   (b) None

   (c) On May 27, 1997, a wholly-owned subsidiary trust of AAG Holding Company, Inc. issued 75,000 Remarketed Par Securities ($1,000 per security liquidation amount) with a distribution rate of 7-1/4% for total consideration of $74.9 million. The securities were initially sold to Lehman Brothers, Inc. who agreed that it would subsequently sell the securities only (i) to qualified institutional buyers in reliance on Rule 144A of The Securities Act of 1933 (the "Securities Act"), and (ii) in offshore transactions complying with Rule 903 or Rule 904 of Regulation S of the Securities Act.



                                      ITEM 4

               Submissions of Matters to a Vote of Security Holders

   The Registrant's annual shareholders' meeting was held May 22, 1997. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. All of the nominees for director proposed by the Registrant were elected to the Board of Directors.

   In addition to the election of directors, shareholders also voted (a) to approve an amendment to the AAG 1994 Stock Option Plan to increase the maximum number of options to be granted from 1,500,000 to 2,000,000 [Proposal 2], (b) to approve the AAG 1997 Directors' Stock Option Plan [Proposal 3] and (c) to approve the AAG Directors' Compensation Plan [Proposal 4]. The votes cast for, against, and the number withheld or abstentions as to each matter voted on at the 1997 Annual Meeting is set forth below:

                                                             Withheld/
                                For             Against       Abstain
   Election of Directors:
     Carl H. Lindner          40,616,441            NA         18,733
     S. Craig Lindner         40,616,899            NA         18,275
     Robert A. Adams          40,617,999            NA         17,175
     John T. Lawrence III     40,618,992            NA         16,182
     A. Leon Fergenson        40,617,139            NA         18,035
     Ronald G. Joseph         40,619,857            NA         15,317
     William R. Martin        40,619,825            NA         15,349
   Proposal 2                 39,376,456     1,242,486         16,232
   Proposal 3                 40,536,777        77,904         20,493
   Proposal 4                 40,541,540        71,316         22,318



   NA - Not Applicable

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION



                                      ITEM 6

                         Exhibits and Reports on Form 8-K

   (a) Exhibit 27 - Financial Data Schedule as of June 30, 1997. For submission in electronic filing only.

   (b)   Report on Form 8-K - None.













                                    Signature


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                      American Annuity Group, Inc.



   August 13, 1997                    BY:/s/William J. Maney
                                         William J. Maney
                                         Senior Vice President, Treasurer
                                           and Chief Financial Officer