Form 10-Q
period 1997-09-30
AMERICAN ANNUITY GROUP INC
filed 1997-11-13
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


                                  FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the Quarterly Period Ended                              Commission File
September 30, 1997                                          No. 1-11632



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



As of November 1, 1997, there were 43,214,083 shares of the Registrant's Common Stock outstanding.


                                Page 1 of 20

                      AMERICAN ANNUITY GROUP, INC. 10-Q
                                   PART I
                            FINANCIAL INFORMATION

                AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                            (Dollars in millions)
                                           September 30,December 31,
                                                   1997        1996
Assets
  Investments:
    Fixed maturities:
      Held to maturity - at amortized cost
       (market - $2,408.1 and $2,524.6)        $2,354.7    $2,495.7
      Available for sale - at market
       (amortized cost - $3,708.4 and $3,254.9) 3,860.2     3,325.6
    Equity securities - at market
       (cost - $20.1 and $16.1)                    73.0        51.0
    Investment in affiliates                       22.8        16.5
    Mortgage loans on real estate                  63.8        68.1
    Real estate                                    40.3        37.6
    Policy loans                                  238.9       236.0
    Short-term investments                          8.7        41.4
      Total investments                         6,662.4     6,271.9

  Cash                                             32.7        42.7
  Accrued investment income                        99.3        94.8
  Unamortized insurance acquisition costs, net    218.4       194.7
  Other assets                                    168.4       172.4
  Assets held in separate accounts                280.5       247.6

                                               $7,461.7    $7,024.1

Liabilities and Capital
   Annuity benefits accumulated                $5,505.8    $5,365.6
  Life, accident and health reserves              600.1       575.4
  Notes payable                                    85.0       114.9
  Payable to affiliates, net                       26.1        14.5
  Deferred taxes on unrealized gains               64.1        33.3
  Accounts payable, accrued expenses and other
    liabilities                                   129.4       111.3
  Liabilities related to separate accounts        280.5       247.6
      Total liabilities                         6,691.0     6,462.6

  Mandatorily redeemable preferred securities
    of subsidiary trusts                          225.0        75.0

  Stockholders' Equity:
    Series B Preferred Stock (at redemption value)   -         49.0
    Common Stock, $1 par value
      -100,000,000 shares authorized
      -43,213,201 and 43,255,705 shares
        outstanding                                43.2        43.3
    Capital surplus                               359.0       358.5
    Accumulated deficit at December 31, 1992     (212.6)     (212.6)
    Retained earnings since January 1, 1993       237.1       186.5
    Unrealized gains on marketable securities,
      net                                         119.0        61.8
        Total stockholders' equity                545.7       486.5

                                               $7,461.7    $7,024.1
                                      2
                      AMERICAN ANNUITY GROUP, INC. 10-Q

                AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENT
                   (In millions, except per share amounts)


                                        Three months ended Nine months ended
                                         September 30,         September 30,
                                             1997   1996       1997    1996
Revenues:
  Net investment income                    $126.7 $119.4     $369.4  $347.0
  Realized gains on sales of investments      1.5    0.5        1.7     1.4
  Life, accident and health premiums         32.1   24.8       84.8    80.3
  Equity in net earnings (loss) of
    affiliates                               (1.5)  (0.6)       1.8     2.2
  Other income                                2.9    1.8        8.2     4.9
                                            161.7  145.9      465.9   435.8
Costs and Expenses:
  Annuity benefits                           72.9   69.5      212.3   206.3
  Life, accident and health benefits         28.2   21.7       78.2    70.2
  Amortization of insurance acquisition
    costs                                     7.6    6.9       23.8    21.1
  Interest and other debt expenses            1.9    3.4        6.9    11.4
  Trust preferred distribution requirement    4.7     -        10.7      -
  Provision for relocation expenses           4.0     -         4.0      -
  Other expenses                             18.7   18.9       54.2    53.3
                                            138.0  120.4      390.1   362.3

Income before income taxes
  and extraordinary item                     23.7   25.5       75.8    73.5
Provision for income taxes                    7.3    8.4       23.7    25.4

Income before extraordinary item             16.4   17.1       52.1    48.1

Extraordinary item - loss on
 prepayment of debt                          (1.5)  (1.7)      (1.5)    (6.0)

Net Income                                 $ 14.9 $ 15.4     $ 50.6  $ 42.1


  Preferred dividend requirement               -     0.4        1.0     1.1

  Net income applicable to Common Stock    $ 14.9 $ 15.0     $ 49.6  $ 41.0


  Average common shares outstanding          43.2   43.1       43.2    43.1


Earnings per common share:
  Income before extraordinary item          $0.38  $0.39      $1.18   $1.09
  Extraordinary item                        (0.03) (0.04)     (0.03)  (0.14)
  Net income                                $0.35  $0.35      $1.15   $0.95
                                           3
                      AMERICAN ANNUITY GROUP, INC. 10-Q

                AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In millions)

                                                 Nine months ended
                                                   September 30,
                                                   1997        1996
Preferred Stock:
  Balance at beginning of period                 $ 49.0      $ 17.0
  Retired during the period                       (49.0)         -
    Balance at end of period                     $   -       $ 17.0

Common Stock:
  Balance at beginning of period                 $ 43.3      $ 43.1
  Retired during the period                        (0.1)         -
    Balance at end of period                     $ 43.2      $ 43.1


Capital Surplus:
  Balance at beginning of period                 $358.5      $361.1
  Common Stock issuance                             0.2         0.1
  Common Stock retired                             (0.7)         -
  Preferred Stock retired                           2.0          -
  Preferred dividends declared                     (1.0)       (0.7)
    Balance at end of period                     $359.0      $360.5


Accumulated Deficit at December 31, 1992        ($212.6)    ($212.6)


Retained Earnings Since January 1, 1993:
  Balance at beginning of period                 $186.5      $131.4
  Net income                                       50.6        42.1
    Balance at end of period                     $237.1      $173.5


Unrealized Gains, Net:
  Balance at beginning of period                 $ 61.8      $ 89.3
  Change during period                             57.2       (57.8)
    Balance at end of period                     $119.0      $ 31.5



                                      4
                      AMERICAN ANNUITY GROUP, INC. 10-Q

                AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In millions)

                                                 Nine months ended
                                                    September 30,
                                                   1997        1996
Cash Flows from Operating Activities:
  Net income                                     $ 50.6      $ 42.1
  Adjustments:
    Extraordinary losses on retirement of debt      1.5         6.0
    Increase in life, accident and health reserves 24.7        22.8
    Benefits to annuity policyholders             212.3       206.3
    Amortization of insurance acquisition costs    23.8        21.1
    Equity in net earnings of affiliates           (1.8)       (2.2)
    Depreciation and amortization                   3.8         3.9
    Realized gains on investing activities         (1.7)       (1.4)
    Increase in insurance acquisition costs       (52.5)      (46.9)
    Increase in accrued investment income          (4.5)       (9.6)
    Increase in other assets                      (20.2)       (4.4)
    Increase (decrease) in other liabilities       16.0        (4.8)
    Other, net                                    (16.1)       (5.3)
                                                  235.9       227.6

Cash Flows from Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                 (1,037.3)     (759.4)
    Equity securities                              (7.6)         -
    Real estate, mortgage loans and other assets   (8.6)      (21.7)
    Affiliates                                     (4.9)         -
  Maturities and redemptions of fixed maturity
    investments                                   290.1       195.1
  Sales of:
    Fixed maturity investments                    480.7       207.9
    Equity securities                               5.3         1.2
    Real estate, mortgage loans and other assets    7.9        21.1
  Increase in policy loans                         (2.9)       (5.8)
                                                 (277.3)     (361.6)

Cash Flows from Financing Activities:
  Fixed annuity receipts                          369.7       410.2
  Annuity surrenders, benefits and withdrawals   (439.8)     (372.0)
  Additions to notes payable                       63.0        82.2
  Reductions of notes payable                     (94.7)      (98.1)
  Issuance of trust preferred securities          149.3          -
  Issuance of Common Stock                           -          0.1
  Retirement of Common Stock                       (0.8)         -
  Retirement of Preferred Stock                   (47.0)         -
  Cash dividends paid                              (1.0)       (0.7)
                                                   (1.3)       21.7

Net decrease in cash and short-term investments   (42.7)     (112.3)

Cash and short-term investments at
  beginning of period                              84.1       169.4
Cash and short-term investments at
  end of period                                 $  41.4      $ 57.1
                                      5
                      AMERICAN ANNUITY GROUP, INC. 10-Q

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

    American Financial Group, Inc. ("AFG") and its subsidiaries owned 35,059,995 shares (81%) of AAG's Common Stock at November 1, 1997.

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

                                      6
                      AMERICAN ANNUITY GROUP, INC. 10-Q

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


    Investment in Affiliates AAG's investments in equity securities of companies that are 20% to 50% owned by AFG and its subsidiaries are carried at cost, adjusted for a proportionate share of their undistributed earnings or losses.

    Insurance Acquisition Costs Unamortized insurance acquisition costs consist primarily of deferred policy acquisition costs and the present value of future profits on business in force of acquired insurance companies. Certain commission costs are expensed as paid and are included in amortization of life insurance acquisition costs.

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

                                      8
                      AMERICAN ANNUITY GROUP, INC. 10-Q

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

                                      9
                      AMERICAN ANNUITY GROUP, INC. 10-Q

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

C.  1997 Acquisition

    In September 1997, AAG entered into an agreement to acquire General Accident Life Assurance Company of Puerto Rico, Inc. which had total assets of approximately $190 million at June 30, 1997. AAG will pay approximately $50 million for General Accident and expects to fund the acquisition with amounts borrowed under its bank lines of credit. The acquisition is expected to be completed in the fourth quarter of 1997.

D.  Investments

    The carrying value of AAG's fixed maturity portfolio was comprised of the following at September 30, 1997:
                                        Held to Available
                                        Maturity for Sale  Total
      U. S. Government and government
        agencies and authorities            1%       3%       4%
      Public utilities                      6        3        9
      Mortgage-backed securities           11       22       33
      All other corporate                  20       34       54
                                           38%      62%     100%

    "Investing activities" related to fixed maturity investments in AAG's Statement of Cash Flows for the nine months ending September 30, consisted of the following (in millions):
                                        Held to Available
                                        Maturity for Sale  Total
      1997
      Purchases                              - ($1,037.3)($1,037.3)
      Maturities and paydowns            $140.0    150.1    290.1
      Sales                                  -     480.7    480.7

      1996
      Purchases                         ($103.9) ($655.5) ($759.4)
      Maturities and paydowns              81.3    113.8    195.1
      Sales                                 9.3    198.6    207.9

    Securities classified as "held to maturity" having an amortized cost of $9.5 million were sold in the first nine months of 1996 due to significant deterioration of the issuers' creditworthiness.
                                     10
                      AMERICAN ANNUITY GROUP, INC. 10-Q

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

E.  Investment in Affiliates

    Investment in affiliates reflects primarily AAG's 5% ownership (2.7 million shares; carrying value of $17.9 million at September 30, 1997) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 35% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. The market value of AAG's investment in Chiquita was $43.1 million at September 30, 1997 and $34.1 million at December 31, 1996.

F.  Unamortized Insurance Acquisition Costs

    Unamortized insurance acquisition costs consisted of the following (in millions):
                                          September 30,  December 31,
                                                  1997          1996
        Deferred policy acquisition costs       $296.4        $272.2
        Present value of future profits acquired  67.1          72.5
        Unearned revenues                       (145.1)       (150.0)
                                                $218.4        $194.7
G.  Notes Payable

    Notes payable consisted of the following (in millions):

                                          September 30,  December 31,
                                                  1997          1996

        Direct obligations of AAG                $ 1.3        $  1.3
        Obligations of AAG Holding:
          Bank Credit Line due September 1999     40.0          44.7
          Unsecured Bank Credit Line due
           September 1998                         16.0            -
          9-1/2% Senior Notes due August 2001       -           40.8
          11-1/8% Senior Subordinated Notes
            due February 2003                     24.1          24.1
         Other subsidiary debt                     3.6           4.0
             Total                               $85.0        $114.9

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

    AAG Holding has a $75 million revolving credit agreement with four banks. Loans under the credit agreement mature in 1999 and bear interest at floating rates based on prime or Eurodollar rates and are collateralized by 25% of the common stock of GALIC. At September 30, 1997 and December 31, 1996, the weighted average interest rate on amounts borrowed under the bank credit line was 6.66% and 6.68%, respectively. AAG Holding also has a $40 million unsecured bank line of credit with terms similar to the $75 million credit agreement.



                                     11
                      AMERICAN ANNUITY GROUP, INC. 10-Q

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

    On August 15, 1997, AAG Holding retired its 9-1/2% Senior Notes realizing a pretax extraordinary loss of $2.4 million.

    In the first three quarters of 1996, the Company repurchased $77.9 million principal amount of its Notes (including $21.3 million purchased by GALIC) realizing a pretax extraordinary loss of approximately $8.2 million.

    At September 30, 1997, scheduled principal payments on debt for the last three months of 1997 and the subsequent five years are shown below (in millions). The scheduled principal payments assume that 11-1/8% Notes previously purchased are applied to the earliest scheduled retirements.

          1997        1998        1999        2000        2001        2002
          $0.2       $16.7       $40.8        $0.8        $0.6        $0.5


H.  Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

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

    On March 27, 1997, AAG retired all of its outstanding Series B Preferred Stock for approximately $47 million.

    At September 30, 1997, there were 2.5 million shares of AAG Common Stock reserved for issuance upon exercise of stock options. As of that date, AAG had options for 1.7 million shares outstanding. The options vest at a rate of 20% per year and expire ten years from the date of grant.

    "Retained earnings since January 1, 1993" reflects AAG's results since the acquisition of GALIC.

                                     12
                      AMERICAN ANNUITY GROUP, INC. 10-Q

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

    In 1991, the Company identified possible deficiencies in procedures for reporting quality assurance information to the Defense Electronics Supply Center with respect to the Company's former manufacturing operations. Over the last several years, the Company has been engaged in negotiations with the United States Government with respect to the settlement of claims the Government might have arising out of the reporting deficiencies. In September 1997, the Government agreed to resolve these claims in exchange for a payment of $3.5 million. The Company's previously established liability for these claims was sufficient to cover this settlement.

K.  Additional Information

    Statutory Information of Great American Life Insurance Company Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, AAG's primary insurance subsidiary, were as follows (in millions):

                                      September 30,December 31,
                                              1997        1996
             Policyholders' surplus         $329.6      $285.0
             Asset valuation reserve          63.6        91.4
             Interest maintenance reserve     20.4        24.7

                                Nine months ended September 30,
                                              1997        1996
             Net income from operations     $ 51.7      $ 50.1
             Net income                       53.8        48.0

The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income for the year ended December 31, 1996, GALIC may pay $66.2 million in dividends in 1997 without prior approval. In the first nine months of 1997, AAG received $45.0 million in capital distributions from GALIC.
                                     13
                      AMERICAN ANNUITY GROUP, INC. 10-Q

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Summary Financial Information of AAG Holding   AAG has guaranteed all of the
outstanding debt of AAG Holding. Summarized consolidated financial information for AAG Holding is as follows (in millions):


                                                September 30,  December 31,
                                                       1997         1996
              Balance Sheet
              Investments                             $6,576      $6,272
              Unamortized insurance acquisition costs    218         195
              Assets held in separate accounts           280         247
              Other assets                               269         278

              Insurance reserves                      $6,108      $5,942
              AAG Holding Company notes payable:
                Due parent                               165         166
                Due others                                80         110
              Liabilities related to separate accounts   280         247
              Other liabilities                          159          96

              Mandatorily redeemable preferred securities
                of subsidiary trusts                  $  225      $   75

              Stockholder's equity                    $  326      $  356


                                                     Nine months ended
                                                       September 30,
                                                        1997        1996
              Income Statement
              Revenues                                $  456          *
              Pretax income                               68          *
              Net income                                  43          *



              * AAG Holding was formed on November 1, 1996.


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


                                             Nine months ended
                                               September 30,
                                               1997  1996

          Earnings to fixed charges             5.1   6.9

          Earnings to fixed charges plus
            preferred dividends                 4.7   6.1


                                      September 30,   December 31,
                                               1997  1996     1995
          Consolidated debt to capital,
            excluding unrealized gains          22%   19%     33%

          Consolidated debt to capital,
            including unrealized gains          19%   17%     28%

For purposes of the calculations of consolidated debt to capital, consolidated debt includes the Company's notes payable and $75 million of ROPES which were issued in May 1997. Capital represents the sum of notes payable, redeemable preferred securities of subsidiary trusts, preferred stock and common equity.

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 1997, the capital ratios of each of AAG's insurance subsidiaries exceeded the RBC requirements (the lowest capital ratio of any AAG subsidiary was 4.4 times its authorized control level RBC).
                                     15
                      AMERICAN ANNUITY GROUP, INC. 10-Q

                    Management's Discussion and Analysis
        of Financial Condition and Results of Operations - Continued

Sources and Uses of Funds The ability to pay interest and principal on debt, dividends on preferred securities, obligations related to discontinued manufacturing operations and other holding company costs is largely dependent upon payments from Great American Life Insurance Company ("GALIC") in the form of capital distributions. The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC in 1997 without prior regulatory approval is $66 million. In the first nine months of 1997, GALIC made $45 million in such payments.

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

On August 15, 1997, AAG Holding redeemed all of its outstanding 9-1/2% Senior Notes for approximately $42.5 million. AAG Holding financed the redemption with funds borrowed under its bank credit lines.

At September 30, 1997, AAG Holding had $59 million available under its bank lines of credit. AAG Holding expects to expand and extend its credit lines in the near future.

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

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio by NAIC designation (and comparable Standard & Poor's Corporation rating) as of September 30, 1997:

      NAIC                                       % of Total
      Rating   Comparable S&P Rating            Market Value
         1     AAA, AA, A                              66%
         2     BBB                                     27
                    Total investment grade             93
         3     BB                                       4
         4     B                                        3
         5     CCC, CC, C                               *
         6     D                                        -
                    Total non-investment grade          7
                    Total fixed maturities            100%

      * less than 1%
                                     16
                      AMERICAN ANNUITY GROUP, INC. 10-Q

                    Management's Discussion and Analysis
        of Financial Condition and Results of Operations - Continued


Management believes that the high credit quality of AAG's investment portfolio should generate a stable and predictable investment return.

AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at September 30, 1997. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities.

At September 30, 1997, less than 2% of AAG's total assets were invested in mortgage loans and real estate, the majority of which had been purchased within the last four years.

At September 30, 1997, AAG's mortgage-backed securities ("MBSs") portfolio represented approximately one-third of its fixed maturity investments. Interest only (I/O), principal only (P/O) and other "high risk" MBSs represented less than one percent of total assets. AAG invests primarily in MBSs which have a reduced risk of prepayment. In addition, the majority of MBSs held by AAG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will minimize the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

Approximately 90% of AAG's MBSs are rated "AAA" with substantially all being of investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, AAG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

Contingencies A managing general agency which produced approximately one-fifth of GALIC's premiums in 1996 and less than one-seventh of its premiums in the first nine months of 1997 was named a defendant in a lawsuit filed in July 1996 by two regulatory agencies in California. The managing general agency has settled the allegations brought against it by agreeing, among other things, to modify certain sales practices. The regulatory agencies have taken a position that GALIC may be responsible for certain acts of its insurance agents in connection with the sale of GALIC's annuities. GALIC is engaged in discussions with the regulatory agencies to resolve this matter. The ultimate outcome is not expected to have a material adverse impact on the financial condition of the Company.



                                     17
                      AMERICAN ANNUITY GROUP, INC. 10-Q

                    Management's Discussion and Analysis
        of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS

General   GALIC's principal products are Flexible Premium Deferred Annuities
("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). The following table summarizes AAG's premiums (in millions):

                          Three months ended  Nine months ended
                             September 30,           September 30,
                               1997    1996       1997    1996
   Annuities:
     FPDAs - first year        $  6    $  7       $ 24    $ 26
     FPDAs - renewal             30      33        119     134
     SPDAs                       63      81        190     223
     Pre-need annuities           8      10         30      29
     Variable annuities          12       -         28       -
                                119     131        391     412

   Life, Accident and Health:
     Life insurance               6       6         17      17
     Pre-need life insurance     20      13         49      45
     Accident and health
      insurance                   5       5         16      16
                                 31      24         82      78
                               $150    $155       $473    $490

SPDA sales in 1997 reflect the decrease of business written by GALIC's largest premium producing agency in 1996. GALIC is no longer writing business with this agency (see "Management's Discussion and Analysis - Contingencies").

Pretax Operating Earnings Pretax earnings from operations (before realized gains, equity in net earnings (loss) of affiliates and provision for relocation expenses) for the third quarter and first nine months of 1997 were $27.7 million and $76.3 million, respectively, compared to $25.6 million and $69.9 million for the same periods in 1996. The improvement in 1997 reflects the growth in invested assets as well as a decrease in the effective average crediting rate on annuity policies.

Net Investment Income Net investment income increased 6% in both the third quarter and first nine months of 1997 compared to the same periods in 1996 due to an increase in the Company's average fixed maturity investment base. Investment income is reflected net of investment expenses of $2.6 million in 1997 and $4.9 million in 1996.

Realized Gains Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies.

Equity in Net Earnings (Loss) of Affiliates Equity in net earnings (loss) of affiliates represents primarily AAG's proportionate share of the results of Chiquita Brands International. Chiquita reported a net loss before extraordinary item for the third quarter of 1997 and 1996 of $28.0 million and $7.6 million respectively. Net income before extraordinary item for the first nine months of 1997 and 1996 was $56.4 million and $59.7 million, respectively.

                                     18
                      AMERICAN ANNUITY GROUP, INC. 10-Q

                    Management's Discussion and Analysis
        of Financial Condition and Results of Operations - Continued

Other Income   Other income increased $1.1 million and $3.3 million in the third quarter and first nine months of 1997 compared to the same periods in 1996 due primarily to increased revenues from certain non-insurance subsidiaries and additional annuity fees.

Annuity Benefits Annuity benefits reflect interest credited to annuity policyholders' funds accumulated. The majority of GALIC's fixed rate annuity products permit GALIC to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread without a substantial effect on persistency. Annuity benefits increased 5% in the third quarter and 3% in the first nine months of 1997 compared to the same periods in 1996 due primarily to an increase in average annuity benefits accumulated.

Amortization of Insurance Acquisition Costs Amortization of insurance acquisition costs increased 10% in the third quarter and 13% in the first nine months of 1997 compared to the same periods in 1996 due primarily to higher average DPAC balances.

Interest and Other Debt Expenses Interest expense on borrowings decreased 44% in the third quarter and 39% in the first nine months of 1997 compared to the same periods in 1996 due primarily to the retirement of debt during 1996 and 1997.

Trust Preferred Distribution Requirement Trust preferred distribution requirement represents amounts accrued on $225 million of preferred securities issued by subsidiaries of AAG in 1996 and 1997.

Provision for Relocation Expenses In the third quarter of 1997, AAG began relocating most of the operations of Loyal American Life Insurance Company from Mobile, Alabama to Cincinnati, Ohio. The estimated cost of the relocation ($4.0 million) was expensed in the third quarter of 1997. The relocation should be substantially completed during 1997.

Income Taxes AAG's effective tax rate decreased in 1997 due to a reduction of the valuation allowance associated with certain deferred tax assets.

NEW TAX LEGISLATION

New federal tax legislation was signed into law in August 1997. Management believes the legislation will not have a material affect on AAG's financial condition or results of operations.

                                    19
                      AMERICAN ANNUITY GROUP, INC. 10-Q
                                   PART II
                              OTHER INFORMATION


                                   ITEM 1

                              Legal Proceedings

In September 1997, the Company paid $3.5 million to settle claims with respect to the Company's former manufacturing operations. (See Note J to consolidated financial statements).



                                   ITEM 6

                      Exhibits and Reports on Form 8-K

(a)   Exhibit 27 - Financial Data Schedule as of September 30, 1997.  For
submission        in electronic filing only.

(b)   Report on Form 8-K - None.













                                  Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                   American Annuity Group, Inc.



November 13, 1997                  BY:/s/William J. Maney
                                      William J. Maney
                                      Senior Vice President, Treasurer
                                        and Chief Financial Officer
                                     20