Form 10-K405
period 1997-12-31
AMERICAN ANNUITY GROUP INC
filed 1998-03-27
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Fiscal Year Ended                           Commission File
   December 31, 1997                                   No. 1-11632

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

   Other Securities for which reports are submitted pursuant to Section 15(d) of the Act:

       American Annuity Group Capital Trust II (Guaranteed by Registrant):
       8-7/8% Trust Preferred Securities

   Securities Registered Pursuant to Section 12(g) of the Act:  None

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
   filing requirements for the past 90 days.  Yes  X   No

       Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       As of March 1, 1998, there were 43,092,957 shares of the Registrant's Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates at that date was approximately $178.7 million based upon non-affiliate holdings of 8,032,962 shares and a market price of $22.25 per share.

                       Documents Incorporated by Reference:

       Proxy Statement for the 1998 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).




                           AMERICAN ANNUITY GROUP, INC.

                              INDEX TO ANNUAL REPORT

                                   ON FORM 10-K

   Part I
                                                                      Page
   Item 1.  Business
                 Introduction                                           1
                 Retirement Products                                    2
                 Pre-need Funding Products                              6
                 Life, Accident and Health Products                     7
                 Investments                                            9
                 Independent Ratings                                   10
                 Competition                                           11
                 Regulation                                            11
                 Discontinued Manufacturing Operations                 12
                 Employees                                             13
                 New Tax Legislation                                   13
   Item 2.  Properties                                                 13
   Item 3.  Legal Proceedings                                          14
   Item 4.  Submission of Matters to a Vote of Security Holders        (a)

   Part II

   Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters                                        15
   Item 6.  Selected Financial Data                                    16
   Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                  17
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk(b)
   Item 8.  Financial Statements and Supplementary Data                23
   Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                  (a)

   Part III

   Item 10. Directors and Executive Officers of the Registrant         23
   Item 11. Executive Compensation                                     23
   Item 12. Security Ownership of Certain Beneficial Owners and        23
            Management
   Item 13. Certain Relationships and Related Transactions             23

   Part IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                             S-1

   (a) The response to this item is "none".

   (b) Not required - market capitalization on January 28, 1997 was less than $2.5 billion.


   Forward-Looking Statements The Private Securities Litigation Reform Act of 1995 encourages corporations to provide investors with information about the company's anticipated performance and provides protection from liability if future results are not the same as management's expectations. This document contains certain forward-looking statements that are based on assumptions which management believes are reasonable but, by their nature, inherently uncertain. Future results could differ materially from those projected. Factors that could cause such differences include, but are not limited to: changes in economic conditions, regulatory actions and competitive pressures. AAG undertakes no obligation to update any forward-looking statements.

                                      PART I

                                      ITEM 1

                                     Business

   Introduction

   American Annuity Group, Inc. ("AAG" or "the Company") was incorporated as a Delaware corporation in 1987. AAG is a holding company which operates through wholly-owned subsidiaries. AAG's primary subsidiary, Great American Life Insurance Company, was acquired in 1992 and sells (i) flexible premium and single premium annuities in the qualified (not-for-profit) market and
   (ii) single premium annuities in the non-qualified market. AAG is an 81%- owned subsidiary of American Financial Group, Inc. ("AFG").

   In November 1995, AAG acquired Laurentian Capital Corporation ("LCC") and its subsidiaries including (i) American Memorial Life Insurance Company, which markets individual life insurance and annuity policies for the pre-need funeral industry and (ii) Loyal American Life Insurance Company, which specializes in supplemental life and health insurance sold through payroll deduction plans and credit unions.

   In December 1997, AAG acquired General Accident Life Assurance Company of Puerto Rico, Inc. General Accident sells in-home service life and supplemental health products through a network of agents employed by the company. It also provides ordinary life and cancer products through independent agents.

   In March 1998, AAG acquired Arkansas National Life Insurance Company, which specializes in pre-need funeral insurance. Its operations will become part of the American Memorial group of companies.

   The acquisitions in recent years have supplemented AAG's internal growth as the Company's assets increased from $4.5 billion at year end 1992 to over $7.7 billion at year end 1997. In addition, these acquisitions have expanded AAG's focus from primarily traditional fixed annuity products to three areas: (i) retirement products (fixed and variable annuities); (ii) pre-need funding products (life insurance and fixed annuities) and (iii) other life, accident and health insurance. Premiums over the last five years were as follows (in millions):

                                                       Premiums*


        Insurance Product                 1997   1996    1995   1994    1993
        Retirement                        $489   $540    $457   $443    $400
        Pre-need funding                   111     97       -      -       -
        Other life, accident and health     42     43       2      2       3
                                          $642   $680    $459   $445    $403


        * The table does not include premiums of subsidiaries until their first full year following acquisition.


                                        1

   Retirement Products



   AAG's retirement products consist primarily of annuities which are long-term retirement saving instruments that benefit from income accruing on a tax-deferred basis. The issuer of the annuity collects premiums, credits interest on the policy and pays out a benefit upon death, surrender or annuitization.

   Annuity contracts are generally classified as either fixed rate or variable. With a fixed rate annuity, the interest crediting rate is initially set by the issuer and thereafter may be changed from time to time by the issuer subject to any guaranteed minimum interest crediting rates in the policy. With a variable annuity, the value of the policy is tied to an underlying securities portfolio or underlying mutual funds.

   Employees of qualified not-for-profit organizations are eligible to save for retirement through contributions made on a before-tax basis. Contributions are made at the discretion of the participants through payroll deductions or through tax-free "rollovers" of funds. Federal income taxes are not payable on contributions or earnings until amounts are withdrawn.

   Great American Life Insurance Company

   Great American Life Insurance Company ("GALIC") entered the tax-deferred annuity business in 1976 and currently sells fixed rate annuities - both traditional and equity-indexed. GALIC is rated "A" (Excellent) by A.M. Best and "AA-" (Very high claims paying ability) by Duff & Phelps.

   The following table (in millions) presents financial information concerning GALIC.

                      Statutory Accounting Principles Basis

                                          1997   1996   1995    1994   1993

     Total assets                       $5,917 $5,752 $5,414  $5,057 $4,758
     Annuity reserves                    5,446  5,298  4,974   4,655  4,299
     Capital and surplus                   317    285    273     256    251
     Asset valuation reserve(a)             65     91     90      80     70
     Interest maintenance reserve(a)        24     25     32      28     36

     Annuity receipts:
       Flexible premium:
              First year                $   32 $   35 $   42  $   39 $   47
         Renewal                           160    182    196     208    223
                                           192    217    238     247    270
       Single premium                      241    319    219     196    130
          Total annuity receipts        $  433 $  536 $  457  $  443 $  400

     (a)  Allocation of surplus.


             Generally Accepted Accounting Principles ("GAAP") Basis

                                          1997   1996   1995    1994   1993

     Total assets                       $6,223 $5,934 $5,608  $5,044 $4,883
     Annuity benefits accumulated        5,330  5,205  4,917   4,596  4,257
     Stockholder's equity                  770    658    623     449    520
                                        2

   GALIC's single premium annuity receipts increased each year from 1993 through 1996 due primarily to sales of newly introduced products and, in 1995, the development of new distribution channels. This increase more than offset the decline in flexible premium receipts during that period. Single premium annuity receipts in 1997 reflect the decrease of business written by a single agency from $99 million in 1996 to $23 million in 1997. GALIC is no longer writing business through this agency (see "Management's Discussion and Analysis - Contingencies"). Management also believes that the decrease in GALIC's fixed annuity premiums is partially attributable to the growth in alternative product offerings at Annuity Investors Life Insurance Company (see below).

   GALIC's Annuity Products GALIC's principal products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). FPDAs are characterized by premium payments that are flexible in both amount and timing as determined by the policyholder. SPDAs are issued in exchange for a one-time lump-sum premium payment.

   GALIC's FPDAs are sold primarily to employees of qualified not-for-profit organizations under Section 403(b) of the Internal Revenue Code. However, over the last several years, sales of non-qualified annuities have represented an increasing percentage of premiums as GALIC has developed products and distribution channels targeted to the non-qualified markets. The following table summarizes GALIC's written premiums and insurance reserves on a statutory basis by product line (dollars in millions).

                         1997 Annuity Premiums         Annuity Reserves
                         First           %  of        December 31, 1997
                         Year   Renewal  Total            Amount     %
     Flexible premium:
       Qualified           $ 28   $159   43.2%           $3,281   60.2%
       Non-qualified          4      1    1.1                14    0.3
           Total             32    160   44.3             3,295   60.5

     Single premium:
       Qualified            109      -   25.2             1,004   18.4
       Non-qualified        132      -   30.5               662   12.2
           Total            241      -   55.7             1,666   30.6

     Annuities in payout     -       -      -               485    8.9
            Total          $273     $160  100.0%         $5,446  100.0%

   At December 31, 1997, all of GALIC's annuity reserves consisted of fixed rate annuities which offered a minimum interest rate guarantee of 3% or 4%. The majority of GALIC's annuity policies are traditional fixed rate annuities which permit GALIC to change the crediting rate at any time (subject to the minimum guaranteed interest rate). In determining the frequency and extent of changes in the crediting rate, GALIC takes into account the economic environment and the relative competitive position of its products.

   Over the last few years, traditional fixed rate annuities have met substantial competition from mutual funds and other equity-based investments. In response, GALIC developed an equity-indexed annuity which provides policyholders with a crediting rate tied, in part, to the performance of an existing stock market index while protecting them against the related downside risk through a guarantee of principal. AAG hedges the equity-based risk component of this product through the purchase of call options on the appropriate index. These options are designed to offset substantially all of the increases in the fair values of the equity-indexed annuities. Sales of equity-indexed annuities accounted for 9% of GALIC's premiums in 1997.

                                        3

   GALIC seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its policies. GALIC accomplishes this by: (i) offering crediting rates which it has the option to change; (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities. Qualified annuity policyholders maintain access to their funds without incurring policy or IRS penalties through provisions in the contracts which allow policy loans.

   GALIC designs its products with certain surrender penalties to discourage policyholders from surrendering or withdrawing funds during the first five to ten years after issuance of a policy. Partly due to these features, GALIC's annuity surrenders have averaged approximately 7% of statutory reserves over the past five years.

   Persistency rates reflect the proportion of reserves maintained by the Company and not paid out in the form of surrenders, annuitizations or death benefits. The following table illustrates GALIC's annual persistency rates for its major product groups over the past five years.

                                               Persistency Rates
     Product Group                    1997    1996    1995    1994    1993
     Flexible premium                  89%     90%     91%     93%     92%
     Single premium                    90      92      94      94      93

   Persistency rates are affected by many of the same factors that affect annuity sales (see "Marketing and Distribution"). Although the recent stock market and interest rate environment have resulted in decreased persistency, management believes that its persistency rate has benefited from the high level of service offered to agents and policyholders and GALIC's interest crediting policy. GALIC's persistency has also been affected by higher accumulation values and benefit levels of the two-tier design of certain of its products. Two account values are maintained for two-tier annuities -- the annuitization (or upper-tier) value and the surrender (or lower-tier) value. The annuitization value is paid upon a policyholder's death or election to annuitize (withdraw funds in a series of periodic payments for at least the minimum number of years specified in the policy). If a lump sum payment is chosen by the policyholder, the surrender benefit is paid. GALIC's two-tier annuities are particularly attractive to policyholders who intend to accumulate funds to provide retirement income since the annuitization value is accumulated at a competitive long-term interest rate.

   GALIC also offers single-tier products. After the initial surrender charges have been reduced to zero, single-tier annuities carry one value whether the policy is surrendered or annuitized. In 1997, approximately three-fourths of first year FPDA premiums and SPDA premiums received were on single-tier policies compared to approximately one-sixth in 1993.

   GALIC's Marketing and Distribution Sales of fixed rate annuities are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level of interest rates; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments and (viii) general economic conditions.

   GALIC markets its FPDAs principally to employees of educational institutions in the kindergarten through high school ("K-12") segment. Written premiums from the K-12 segment represented the majority of GALIC's total tax-qualified premiums in 1997.
                                        4

   GALIC distributes its annuity products through approximately 80 managing general agents ("MGAs") who, in turn, direct over 1,000 actively producing independent agents. GALIC has developed its business on the basis of its relationships with MGAs and independent agents primarily through a consistent marketing approach and responsive service. No single MGA wrote over six percent of GALIC's premiums in 1997.

   GALIC seeks to attract and retain agents who are experienced, highly motivated and who consistently sell a high volume of the types of annuities offered by GALIC. Toward this end, GALIC maintains a "President's Advisory Council" consisting of leading producers who market primarily GALIC products. The President's Advisory Council serves as a major influence on new product design and marketing strategy.

   To extend the distribution of GALIC annuities to a broader customer base, GALIC developed a personal producing general agent ("PPGA") distribution system. Approximately 100 PPGAs are contracted to sell GALIC annuities in those territories not served by an MGA.

   GALIC is licensed to sell its products in all states (except New York) and in the District of Columbia. The following table reflects the geographical distribution of GALIC's annuity premiums in 1997 compared to 1993.

                             1997  1993                        1997  1993
             California      21.9% 21.8%      New Jersey        3.8%  5.5%
             Texas            8.0   3.3       Michigan          3.4   8.5
             Washington       7.6   2.4       Indiana           2.9    *
             Ohio             6.4   5.5       Connecticut       2.8   5.2
             Florida          5.4   9.8       Iowa              2.5    *
             Massachusetts    5.0   8.0       Illinois          2.2   3.3
             North Carolina   4.4   3.3       Rhode Island       *    2.2
             Minnesota        3.9    *        All others, each
                                                less than 2%   19.8  21.2
                                                              100.0%100.0%

      * less than 2%

   At December 31, 1997, GALIC had more than 265,000 annuity policies in force.


   Annuity Investors Life Insurance Company

   Annuity Investors Life Insurance Company ("AILIC") was acquired by the Company in 1994 to facilitate its entrance into the variable annuity market in addition to selling fixed annuities. Industry sales of variable annuities have increased substantially over the last ten years as investors have sought to obtain the returns available in the equity markets while enjoying the tax-deferred status of annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options. Premiums directed to the variable options in policies issued by AILIC are invested in funds managed by various independent investment managers. Variable annuities can be either tax-qualified or non-qualified and may be funded with either a single premium payment or flexible premiums.

   Under federal law and the laws of many states, variable annuities are considered securities. As a result, variable annuities can be sold only by agents who possess the requisite securities licenses and are affiliated with a broker-dealer. Accordingly, not all agents who market fixed annuities also market variable annuities. AILIC markets its products through those members of the GALIC agency force who possess the requisite licenses as well as through additional agents not
                                        5

   currently licensed with GALIC, broker-dealers, financial institutions and subsidiaries of AAG.

   AILIC had variable annuity sales of $43 million in 1997 of which $14 million was directed to the fixed rate option. It also sold $13 million of fixed annuity products, primarily in California.

   Other Retirement Product Operations

   In the last several years, AAG has developed several organizations to distribute its financial services and products to markets not previously serviced by GALIC's distribution system. AAG Securities, Inc. is a broker/dealer licensed to sell stocks, bonds, mutual funds and variable insurance contracts through independent representatives and financial institutions. AAG Securities also acts as the principal underwriter and distributor for AILIC's variable annuity products. Retirement Resource Group, Inc. was formed in 1995 to market annuities and investment products to employees of hospitals and not-for-profit organizations.

   Pre-need Funding Products

   Through American Memorial Life Insurance Company, AAG offers a variety of life insurance and annuity products to finance pre-arranged funerals. In a typical arrangement, a consumer pays in advance for certain goods and services to be provided by a funeral director. These payments may be used by the funeral director to purchase a life insurance or annuity contract or to invest in a trust fund. Approximately one-half of the premiums received by American Memorial are from single payment funding and one-half are from payment plans of three to ten years. The policy values increase at a rate geared to offset effects of inflation and thus provide for funeral costs at time of death.

   American Memorial Life Insurance Company

   American Memorial is located in Rapid City, South Dakota. The following table (in millions) presents financial information concerning American Memorial.

                                             Statutory                   GAAP

                                           1997    1996          1997    1996

     Total assets                          $468    $412          $841    $738
     Life insurance reserves                311     276           325     290
     Annuity reserves                       113      95           117      96
     Separate accounts                      n/a     n/a           263     244
     Capital and surplus                     26      26           107      89
     Asset valuation reserve                  4       4           n/a     n/a
     Interest maintenance reserve             2       2           n/a     n/a

     Premiums written:
       Life                                $ 73    $ 57          $ 74    $ 59
       Annuities                             38      40           n/a     n/a
          Total                            $111    $ 97          $ 74    $ 59

                                        6

   American Memorial's Marketing and Distribution   In 1997, American Memorial
   sold its products through over 1,200 funeral homes nationwide. In addition to a general agency force of approximately 200 agents, American Memorial has approximately 800 actively-producing corporate and individual funeral home operators who sell its products. Rapid consolidation is making large chains an important segment of the funeral home industry. American Memorial is a leader in this segment, working with several of the major corporations. In 1997, about one-half of American Memorial's premiums were generated by the largest owner of funeral homes in the world. The remaining one-half was split between other funeral homes and the general agency force. As the funeral home industry continues to consolidate, increased reliance on large funeral home operators may be required.

   The following table reflects the geographical distribution of American Memorial's premiums.

                    1997   1996                                1997   1996
     California     19.0%  11.2%              Florida            *    11.3%
     Washington      9.4   10.5               Tennessee          *     6.7
     Alabama         6.3      *               Missouri           *     5.2
     Minnesota       6.1    9.5               Louisiana          *     4.4
     North Carolina  4.7   10.4               All others, each
     Texas           4.3     *                less than 4%     50.2%  30.8
                                                              100.0% 100.0%

      * less than 4%

   At December 31, 1997, American Memorial had $815 million of life insurance in force and over 280,000 life and annuity policies in force.

   Other Pre-need Operations

   Several non-insurance subsidiaries market additional funeral products and services. One of these subsidiaries, International Funeral Associates ("IFA"), is a co-operative buying service organization with approximately 3,900 independent and corporate members at year-end 1997. IFA negotiates discounts with organizations that service the funeral industry; members of IFA are able to take advantage of these discounts, thereby enhancing their profitability through lower cost of goods and services.

   In addition to annuity and life insurance contracts, funeral contract funds may also be held in trust. American DataSource, Inc. ("ADS") provides administrative and financial services to funeral directors in managing funds held in trust. ADS also provides other administrative services to funeral homes, cemeteries, financial institutions and funeral home consolidators.
   At March 1, 1998, ADS had more than $160 million under administration.

   In March 1998, AAG acquired Arkansas National Life Insurance Company, which also specializes in pre-arranged funeral insurance products. Arkansas National had statutory assets of approximately $74 million at December 31, 1997 and 1997 premiums of $5 million.

   Life, Accident and Health Products

   AAG offers a variety of life, accident and health products through Loyal American Life Insurance Company, General Accident Life Assurance Company of Puerto Rico, Inc. and GALIC's life division, which began offering certain term, universal and whole life insurance products in December 1997. Also in 1997, Loyal relocated its home office from Mobile, Alabama to Cincinnati, Ohio to more closely coordinate its efforts with those of other AAG operations.
                                        7

   Loyal American Life Insurance Company

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

   The following table (in millions) presents financial information concerning Loyal.

                                              Statutory           GAAP
                                          1997    1996          1997    1996
     Total assets                         $258    $255          $330    $312
     Life insurance reserves               167     167           178     184
     Accident and health reserves           30      29            32      26
     Capital and surplus                    39      37            95      81
     Asset valuation reserve                 3       3           n/a     n/a
     Interest maintenance reserve            1       1           n/a     n/a

     Premiums written:
       Life                               $ 19    $ 20          $ 16    $ 17
       Accident and health                  21      21            20      21
          Total                           $ 40    $ 41          $ 36    $ 38

   At December 31, 1997, Loyal had $1.9 billion of life insurance in force and approximately 267,000 life, accident and health policies in force.

   Loyal's Marketing and Distribution   Loyal's marketing strategy emphasizes
   third party sponsorship to assist in its selling process. In the payroll deduction market, with the approval of the employer, Loyal's products are presented by marketing companies who provide job-site presentation to the employees; premium billings are sent directly to the employer for processing and remittance. With credit unions, the products are offered with the endorsement of the credit union management. The products are presented to the membership by independent agents and marketing companies through in-home sales, job-site or lobby enrollments and direct mail solicitation.

   General Accident Life Assurance Company of Puerto Rico, Inc.

   In December 1997, AAG acquired General Accident, which specializes in home service life and supplemental health products as well as credit and ordinary life products, including those utilized in the funeral industry. General Accident had statutory assets of $110 million at December 31, 1997 and 1997 premiums of $46 million (excluding premiums of certain operations sold prior to its acquisition by AAG). General Accident sells its in-home service life and supplemental health products through a network of company agents. Its ordinary life and cancer products are sold through independent agents.

                                        8
   Investments

   Investments comprise nearly 90% of the Company's assets and are the principal source of income. Fixed income investments (consisting of fixed maturity investments, policy loans, mortgage loans and short-term investments) comprise 98% of its investment portfolio. Risks inherent in connection with fixed income securities include market price volatility and loss upon default. Factors which can affect the market price of these securities include: (i) changes in market interest rates;
   (ii) creditworthiness of issuers; (iii) the number of market makers and investors and (iv) defaults by major issuers of securities.

   The Company's investment strategy emphasizes high quality fixed income securities which management believes should produce a relatively consistent and predictable level of investment income.

   The insurance laws of each of AAG's life insurance subsidiaries' domiciliary jurisdictions govern the types and amounts of investments which are permissible. These rules are designed to ensure the safety and liquidity of the insurers' investment portfolios by placing restrictions on the quality, quantity and diversification of permitted investments.

   The National Association of Insurance Commissioners ("NAIC") assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio at market value by NAIC designation (and comparable Standard & Poor's Corporation rating) at December 31.

             NAIC
             Rating Comparable S&P Rating            1997  1996
               1    AAA, AA, A                         66%   67%
               2    BBB                                27    27
                         Total investment grade        93    94
               3    BB                                  4     3
               4    B                                   3     3
               5    CCC, CC, C                          *     *
               6    D                                   -     -
                         Total non-investment grade     7     6
                         Total fixed maturities       100%  100%

             * less than 1%

   AAG's primary investment objective in selecting securities for its fixed maturity portfolio is to optimize interest yields while maintaining an appropriate relationship of maturities between assets and expected liabilities. The Company invests in bonds that have primarily intermediate-term maturities. This practice provides flexibility to respond to fluctuations in the marketplace.
                                        9

   At December 31, 1997, the average maturity of AAG's fixed maturity investments was approximately six and one-half years (including mortgage-backed securities, which also had an estimated average life of approximately six and one-half years). The table below sets forth the maturities of the Company's fixed maturity investments based on their carrying value.

               Maturity                              1997    1996
               One year or less                         3%      3%
               After one year through five years       21      18
               After five years through ten years      31      36
               After ten years                         14      10
                                                       69      67
               Mortgage-backed securities              31      33
                                                      100%    100%


   The following table shows the performance of AAG's investment portfolio, excluding equity investments in an affiliate (dollars in millions).

                                                     1997    1996    1995
               Average cash and investments
                 at cost                           $6,417  $6,014  $5,220
               Gross investment income                499     474     411
               Realized gains                           5       1      16

               Percentage earned:
                  Excluding realized gains            7.8%    7.9%    7.9%
                  Including realized gains            7.9%    7.9%    8.2%

   Independent Ratings

   The Company's principal insurance subsidiaries ("Insurance Companies") are rated by A.M. Best and Duff & Phelps. Such ratings are generally based on items of concern to policyholders and agents and are not directed toward the protection of investors.
                              A.M. Best      Duff & Phelps
             GALIC            A  (Excellent) AA- (Very high claims paying
                                             ability)
             American Memorial               A- (Excellent)AA- (Very high
                                             claims paying ability)
             Loyal            A  (Excellent) AA- (Very high claims paying
                                             ability)
             AILIC            A  (Excellent) Not currently rated
             General Accident A  (Excellent) Not currently rated

   In 1997, A.M. Best increased its ratings of American Memorial (up two levels) and Loyal (up one level); none of the Insurance Companies received a downgrade from either agency.

   In evaluating a company, independent rating agencies review such factors as the company's: (i) profitability; (ii) leverage and liquidity; (iii) book of business; (iv) quality and estimated market value of assets; (v) adequacy of policy reserves; (vi) experience and competency of management and (vii) operating profile. The increased ratings of American Memorial and Loyal reflect their improved financial operating position as well as the continuing improved financial strength and capital structure of AAG and its affiliates.

   Management believes that the ratings assigned by independent insurance rating agencies are important because potential policyholders often use a company's rating as an initial screening device in considering annuity products. Management believes that a rating in the "A" category by at least one rating agency is necessary for GALIC to successfully market tax-deferred annuities to public education employees and other not-for-profit groups.
                                        10

   American Memorial, Loyal and General Accident compete in markets other than the sale of tax-deferred annuities. While ratings are an important competitive factor in their markets, management believes that these companies can successfully compete in these markets with their respective ratings.

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

   Competition

   The Insurance Companies operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including:
   (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders; (v) product design (including interest rates credited and premium rates charged); (vi) commissions and (vii) service to agents. Since policies are marketed and distributed primarily through independent agents (except at General Accident), the Insurance Companies must also compete for agents. Management believes that consistently targeting the same market and emphasizing service to agents and policyholders provides a competitive advantage.

   No single insurer dominates the annuity marketplace.  Competitors include:
   (i) individual insurers and insurance groups; (ii) mutual funds and (iii) other financial institutions of varying sizes. In a broader sense, AAG's Insurance Companies compete for retirement savings with a variety of financial institutions offering a full range of financial services. Financial institutions have demonstrated a growing interest in marketing investment and savings products other than traditional deposit accounts. In addition, recent judicial and regulatory decisions have expanded powers of financial institutions in this regard. It is too early to predict what impact, if any, these developments will have on the Insurance Companies.

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

   Proposed federal legislation is being discussed which would revise, and in some cases eliminate, existing restrictions on affiliations among banks, insurance companies and securities firms. The legislation would also impact the way these entities are regulated. It is too early to predict whether this legislation will be adopted and if so, its impact on the Company and its operations.
                                        11

   The Insurance Companies may be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The Insurance Companies paid $2.5 million and $2.7 million in assessments in 1997 and 1996, respectively.

   The NAIC is an organization comprised of the chief insurance regulators for each of the 50 states, the District of Columbia and the four U.S. territories. One of its major roles is to develop model laws and regulations affecting insurance company operations and encourage uniform regulation through the adoption of such model laws in all states. As part of the overall insurance regulatory process, the NAIC forms numerous task forces to review, analyze and recommend changes to a variety of areas affecting both the operating and financial aspects of insurance companies. Recently, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and their holding company systems. In light of recent legislative developments, the NAIC and state insurance regulators have also become involved in a process of re-examining existing laws and regulations and their application to insurance companies. Legislation has also been introduced in Congress which could result in the federal government's assuming some role in the insurance industry, although none has been enacted to date.

   The maximum amount of dividends which can be paid in any 12 month period to stockholders by life insurance companies domiciled in the State of Ohio without prior approval of the Ohio Insurance Commissioner is the greater of 10% of policyholder surplus or prior year's "net income," but only to the extent of earned surplus as of the preceding December 31.

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

   Many of the Company's other subsidiaries are subject to regulation by various state, federal and other regulatory authorities. Several subsidiaries are insurance agencies and as such are regulated by state insurance departments. AAG Securities is subject to the rules of the National Association of Security Dealers, Inc. and the securities laws of the states in which it transacts business. AILIC's variable insurance products are subject to the rules and regulations of the Securities and Exchange Commission and "Blue Sky" laws of the states in which their products are sold.

   Discontinued Manufacturing Operations

   AAG is the successor to STI Group, Inc., formerly known as Sprague Technologies, Inc. ("STI"). STI was formed in May 1987 by an affiliate, American Premier Underwriters, Inc., formerly known as The Penn Central Corporation, for the purpose of divesting its electronics components businesses. STI subsequently sold substantially all of its operating assets and retired its debt, netting approximately $100 million in cash and cash equivalents.
                                        12

   Employees

   As of December 31, 1997, AAG and its subsidiaries employed approximately 1,700 persons. None of the employees is represented by a labor union. AAG believes that its employee relations are satisfactory.

   New Tax Legislation

   New federal tax legislation was signed into law in August 1997. Management believes that such tax legislation, as it relates to AAG, primarily impacts variable annuity products which the Company did not offer until 1996, and the sales of which do not comprise a material portion (less than 10%) of AAG's premiums. As a result, AAG does not believe that such legislation will have a material effect on the Company's business.

   The federal administration's 1999 budget proposal contains provisions to change the taxation of annuities in that certain exchanges of annuity contracts would be taxable. Enactment of these provisions is not assured; it is too early to predict the effect on the Company's business if this proposal is adopted.


                                      ITEM 2

                                    Properties


   Location

   AAG, GALIC and Loyal rent office space in Cincinnati, Ohio totaling nearly 200,000 square feet under leases expiring primarily in 2006 through 2008. Several of the Company's non-insurance subsidiaries lease marketing and administrative offices in locations throughout the United States.

   Loyal's former home office building in Mobile, Alabama, contains approximately 82,000 square feet, of which approximately one-third is leased to unaffiliated tenants and approximately one-fifth is utilized by Loyal for certain administrative functions which remain in Mobile. The remainder of the space is vacant and the building is being marketed for lease or sale.

   American Memorial's home office buildings in Rapid City, South Dakota, contain approximately 52,000 square feet, of which approximately three-fourths is utilized for American Memorial's purposes. The remainder of the buildings are leased to unaffiliated tenants. American Memorial also leases marketing and administrative space in several locations throughout the United States.

   General Accident rents office space in Puerto Rico totaling approximately 70,000 square feet under leases expiring primarily in 2000 through 2002.

   Management believes that its corporate offices are generally well maintained and adequate for the Company's present needs.

   AAG owns facilities related to its former manufacturing operations totaling approximately 200,000 square feet in North Adams, Massachusetts and 60,000 square feet in Longwood, Florida. These facilities are currently being leased to companies using them for manufacturing and other operations.

   Environmental Matters

   See "Item 3: Legal Proceedings" for a discussion concerning certain environmental claims and litigation against the Company.



                                      ITEM 3

                                Legal Proceedings

   Federal and state laws and regulations, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, impose liability on the Company (as the successor to STI) for the investigation and clean-up of hazardous substances disposed of or spilled by its former manufacturing operations at facilities still owned by the Company and facilities transferred in connection with the sales of certain operations, as well as at disposal sites operated by third parties. In addition, the Company has indemnified the purchasers of its former operations for the cost of such activities. At several sites, the Company is conducting clean-up activities of soil and ground water contamination in accordance with consent agreements between the Company and state environmental agencies. The Company has also conducted or is aware of investigations at a number of other locations of its former operations that have disclosed environmental contamination that could cause the Company to incur additional investigative, remedial and legal costs. The Company has also been identified by state and federal regulators as a potentially responsible party at a number of other disposal sites.

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

   In 1991, the Company identified possible deficiencies in procedures for reporting quality assurance information to the Defense Electronics Supply Center with respect to the Company's former manufacturing operations. In September 1997, the United States Government resolved these claims in exchange for a payment of $3.5 million. The Company's previously established liability for these claims was sufficient to cover this settlement.

   A managing general agency which produced approximately one-fifth of GALIC's premiums in 1996 and less than six percent of its premiums in 1997 was named defendant in a lawsuit filed in July 1996 by two regulatory agencies in California. The managing general agency settled the allegations brought against it by agreeing, among other things, to modify certain sales practices. The regulatory agencies have taken a position that GALIC may be responsible for certain acts of its insurance agents in connection with the sale of GALIC annuities. GALIC is engaged in discussions with the regulatory agencies to resolve this matter. The ultimate outcome is not expected to have a material adverse impact on the financial condition of the Company.

   AAG is subject to other litigation and arbitration in the normal course of business. AAG is not a party to any material pending litigation or arbitration.



                                     PART II

                                      ITEM 5

                      Market for Registrant's Common Equity
                         and Related Stockholder Matters

   AAG's Common Stock is listed and traded principally on the New York Stock Exchange ("NYSE") under the symbol AAG. On March 1, 1998, there were approximately 7,800 holders of record of Common Stock. The following table sets forth the range of high and low sales prices for the Common Stock on the NYSE Composite Tape.

                                     1997                 1996
                                 High      Low        High      Low
     First quarter             $16.63   $13.75      $12.75   $11.63
     Second quarter             20.00    15.25       13.25    11.50
     Third quarter              22.13    18.00       13.63    11.88
     Fourth quarter             23.88    19.75       14.50    12.13

   The Company paid annual common dividends of $.10 per share in 1997 and $.08 per share in 1996. Although no future dividend policy has been determined, management believes the Company will continue to have the capability to pay similar dividend amounts.

   AFG beneficially owned approximately 81% of AAG's Common Stock at March 1, 1998.

                                      ITEM 6

                             Selected Financial Data

   The following financial data has been summarized from, and should be read in conjunction with, the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data reflects the acquisitions of American Memorial and Loyal in November 1995 and General Accident in December 1997 (in millions, except per share amounts).


   Income Statement Data:                1997    1996   1995    1994    1993
   Total revenues                      $634.2  $577.3 $439.6  $372.7  $388.9

   Income from continuing operations   $ 71.4  $ 61.1 $ 58.7  $ 40.9  $ 53.0
   Loss from discontinued operations       -       -    (3.2)   (2.6)   (9.6)
   Extraordinary items                   (1.5)   (6.0)  (0.2)   (1.7)   (3.4)
   Change in accounting principle          -       -      -     (0.5)     -
   Net income                          $ 69.9  $ 55.1 $ 55.3  $ 36.1  $ 40.0

   Basic earnings per common share:
     Continuing operations              $1.63   $1.39  $1.45   $1.05   $1.41
     Discontinued operations               -       -   (0.08)  (0.07)  (0.27)
     Extraordinary items                (0.03)  (0.14)    -    (0.05)  (0.10)
    Change in accounting principle         -       -      -    (0.01)     -
     Net income                         $1.60   $1.25  $1.37   $0.92   $1.04

   Diluted earnings per common share:
     Continuing operations              $1.61   $1.39  $1.45   $1.05   $1.41
     Discontinued operations               -       -   (0.08)  (0.07)  (0.27)
     Extraordinary items                (0.03)  (0.14)    -    (0.05)  (0.10)
     Change in accounting principle        -       -      -    (0.01)     -
     Net income                         $1.58   $1.25  $1.37   $0.92   $1.04

   Cash dividends per common share      $0.10   $0.08  $0.07   $0.06   $0.05


   Balance Sheet Data at year end:
   Total assets                  $7,710.3 $7,024.1 $6,611.0 $5,089.9 $4,913.8
   Notes payable                    135.8    114.9    167.7    183.3    225.9



   Mandatorily redeemable preferred
     securities of subsidiary trusts    225.0    75.0     -       -       -
   Net unrealized gains (losses)
     included in stockholders' equity   133.2    61.8   89.3   (29.0)   56.9
   Total stockholders' equity           583.9   486.5  429.3   204.4   250.3

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

                                              1997    1996   1995
     Earnings to fixed charges                 5.1     6.0    6.0

     Earnings to fixed charges plus
       preferred dividends                     4.8     5.4    6.0

     Consolidated debt to capital,
       excluding unrealized gains              26%     19%    33%

   For purposes of the calculations of consolidated debt to capital, consolidated debt includes the Company's notes payable and its Remarketed Par Securities ("ROPES") which were issued in May 1997. Capital represents the sum of notes payable, redeemable preferred securities of subsidiary trusts (including ROPES), preferred stock and common equity.

   At December 31, 1997, AAG (parent) had approximately $75 million of unrestricted cash and marketable investments on hand. If AAG had used this amount to retire outstanding indebtedness, its consolidated debt to capital ratio would have been 18% at December 31, 1997.

   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 1997, the capital ratios of each of AAG's insurance subsidiaries was at least 4.3 times its authorized control level RBC.

   Sources and Uses of Funds The ability of AAG and AAG Holding to pay interest and principal on debt, dividends on preferred securities, obligations related to the Company's discontinued manufacturing operations and other holding company costs is largely dependent upon payments from its principal subsidiary, Great American Life Insurance Company ("GALIC"), in the form of capital distributions. The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC in 1998 without prior regulatory approval is $73.6 million. In 1997, GALIC made $45 million in such payments, net of capital contributions received from AAG Holding.

   Since year end 1993 (through February 1998), AAG has retired $225 million principal amount of its public debentures and $79 million of preferred stock. In addition, AAG acquired General Accident Life Assurance Company of Puerto Rico, Inc. for approximately $50 million in December 1997 and acquired Laurentian Capital Corporation for approximately $150 million in November 1995. AAG funded these outlays with issuances of common and preferred securities, bank borrowings, dividends from GALIC and cash on hand.

   Including cash and investments on hand and the unused availability under a bank line of credit, AAG and AAG Holding had more than $140 million of liquidity at March 1, 1998. The March 1998 acquisition of Arkansas National Life Insurance Company was completed using cash on hand at GALIC. Based upon the current level of operations and anticipated growth, AAG believes that it will have sufficient resources to meet its liquidity requirements.

   Investments Insurance laws restrict the types and amounts of investments which are permissible for life insurers. These restrictions are designed to ensure the safety and liquidity of insurers' investment portfolios. The NAIC has developed a model investment law which management believes will not have a material impact on AAG's operations.

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At December 31, 1997, 93% of AAG's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that the high credit quality of AAG's investment portfolio should generate a stable and predictable investment return.

   AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at December 31, 1997. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities.

   At December 31, 1997 and 1996, respectively, AAG had approximately $242 million and $100 million in net unrealized gains on its fixed maturity portfolio. This increase, representing approximately 2% of the carrying value of AAG's fixed maturity portfolio, resulted from price increases related to a decrease in the general level of interest rates.

   At December 31, 1997, AAG had less than 2% of total assets invested in mortgage loans and real estate, the majority of which had been purchased within the last five years.

   At December 31, 1997, AAG's mortgage-backed securities ("MBSs") portfolio represented less than one-third of fixed maturity investments. AAG invests primarily in MBSs which have a lower risk of prepayment. In addition, the majority of MBSs held by AAG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

   Nearly 90% of AAG's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, AAG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   Uncertainties
            Contingencies   A managing general agency which produced
   approximately one-fifth of GALIC's premiums in 1996 and less than six percent of its premiums in 1997 was named a defendant in a lawsuit filed in July 1996 by two regulatory agencies in California. The managing general agency has settled the allegations brought against it by agreeing, among other things, to modify certain sales practices. The regulatory agencies have taken a position that GALIC may be responsible for certain acts of its insurance agents in connection with the sale of GALIC's annuities. GALIC is engaged in discussions with the regulatory agencies to resolve this matter. The ultimate outcome is not expected to have a material adverse impact on the financial condition of the Company.

        Year 2000 Issue The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its business associates and financial institutions to assess the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems.

   The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations. These efforts are scheduled to be completed in early 1999. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

   Estimated Year 2000 costs and completion dates are based on management's best estimate. However, there can be no assurance that these estimates will be achieved. Factors such as the availability of trained personnel could affect the successful completion of the project. Should software modifications and new software installation not be completed on a timely basis, the resulting disruptions could have a material adverse impact on operations.
                                        19

   Results of Operations

   General The operations of American Memorial Life Insurance Company and Loyal American Life Insurance Company are included in AAG's financial statements from the date of their acquisition in November 1995. Accordingly, the 1997 and 1996 income statement components are not comparable to 1995.

   Management believes the concept of net operating earnings (or "core" earnings) is helpful in comparing the operating performance of AAG with that of similar companies. Net operating earnings per share for 1997 and 1996 were up 14% and 17%, respectively, over the comparable prior years.
   However, net operating earnings should not be considered a substitute for net income as an indication of AAG's overall performance. The following table (in millions, except per share amounts) compares the Company's net operating earnings over the past three years.

      AAG (Consolidated):                             1997     1996    1995
      Revenues per income statement                 $634.2   $577.3  $439.6
      Less realized gains                             (5.2)    (1.2)  (15.7)
      Less equity in net (earnings) loss of
         affiliate                                    (0.8)     2.2    (0.1)
        Operating revenues                           628.2    578.3   423.8

      Expenses per income statement                 (530.0)  (498.8) (348.9)
      Less provision for relocation expenses           4.0       -       -
        Operating expenses                          (526.0)  (498.8) (348.9)

      Operating earnings before tax                  102.2     79.5    74.9
      Income tax expense                              32.1     17.8    26.5
        Net operating earnings                      $ 70.1   $ 61.7  $ 48.4

        Net operating earnings per common
          share (basic)                             $ 1.60   $ 1.40  $ 1.20

   The Company's principal products are Single Premium Deferred Annuities ("SPDAs") and Flexible Premium Deferred Annuities ("FPDAs"). The following table summarizes AAG's premiums (in millions).

                                             1997     1996     1995
      Retirement Annuities:
        SPDAs                                $254     $319     $219
        FPDAs - renewal                       160      182      196
        FPDAs - first year                     32       35       42
        Variable annuities                     43*       4        -
      Pre-need annuities                       38       40        -
      Pre-need life insurance                  73       57        -
      Other life insurance                     22       22        2
      Accident and health insurance            20       21        -
        Total premiums                       $642     $680     $459

      * Includes $14 million of premiums which were directed toward the fixed rate option of the variable product.

        The table does not include premiums of subsidiaries until their first full year following acquisition. American Memorial's 1995 pre-need annuity receipts were $28 million and its pre-need life insurance premiums were $52 million; Loyal's 1995 life premiums were $21 million and its accident and health premiums were $20 million.
                                        20

   The decrease in fixed annuity sales in 1997 reflects primarily the decrease of SPDA business written by GALIC's largest premium producing agency in 1996 (from $99 million to $23 million). GALIC is no longer writing business through this agency (see "Management's Discussion and Analysis - Contingencies"). Management believes that the success of the stock market and the recent interest rate environment have also resulted in decreased sales and increased surrenders and annuitizations of GALIC's fixed annuities. This trend has continued into January and February of 1998. Annuity Investors Life Insurance Company's increased sales of variable annuities helped offset the decrease in GALIC's production.

   Life, Accident and Health Premiums and Benefits Life, accident and health premiums and benefits increased in 1997 due primarily to an increase in pre-need life insurance sales through the largest owner of funeral homes in the world. This customer accounted for approximately one-half of American Memorial's life and annuity sales in 1997. The increase in life, accident and health premiums and expenses in 1996 reflects the acquisition of American Memorial and Loyal.

   Net Investment Income Net investment income increased 6% in 1997 and 15% in 1996 due primarily to an increase in the Company's average fixed maturity investment base. This increase was partially offset by decreasing market interest rates. Investment growth resulted from internal cash flow generated by AAG's insurance operations and the investment of a portion of the proceeds from the issuance of trust preferred securities. Investment income is shown net of investment expenses of $4.7 million in 1997, $6.5 million in 1996 and $5.4 million in 1995. Lower investment expenses in 1997 reflect a decrease in fees charged by an affiliate. (See Notes D and P.)

   Equity in Net Earnings (Loss) of Affiliate Equity in net earnings (loss) of affiliate represents AAG's proportionate share of the results of Chiquita Brands International. Chiquita's income from continuing operations before unusual items was $0.3 million in 1997, $43 million in 1996 and $9 million in 1995. Chiquita's income (loss) before extraordinary items was $0.3 million in 1997, ($28 million) in 1996 and $17 million in 1995. Included in equity in Chiquita's 1997 earnings is a gain attributable to Chiquita's issuance of common stock.

   Other Income Other income increased in 1997 due primarily to increased revenues from certain non-insurance subsidiaries and additional annuity fees. Other income increased in 1996 reflecting (i) policy fees, primarily at American Memorial and Loyal and (ii) higher revenues at AAG's agency subsidiaries.

   Annuity Benefits   Annuity benefits reflect interest credited to annuity
   policyholders' funds accumulated. The majority of GALIC's fixed rate annuity products permit GALIC to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% to 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread without a substantial effect on persistency. Annuity benefits increased 3% in 1997 and 7% in 1996 due primarily to an increase in average annuity benefits accumulated, partially offset by decreases in crediting rates on GALIC's annuities.

   Amortization of Insurance Acquisition Costs Amortization of insurance acquisition costs includes certain commissions on sales of life insurance products and reflects the effect of the November 1995 acquisition of American Memorial and Loyal. The costs in 1997 and 1996 also reflect $8.1 million and $8.7 million, respectively, of amortization of the present value of future profits.
                                        21

   Trust Preferred Distribution Requirement   Trust preferred distribution
   requirement represents amounts accrued on $225 million of preferred securities issued by subsidiaries of AAG Holding in 1997 and 1996. A portion of the proceeds from these issuances was used to retire debt.

   Interest and Other Debt Expenses Interest expense on borrowings decreased 38% in 1997 and 19% in 1996 due primarily to the retirement of debt during both years, as well as the use of lower cost bank borrowings to finance purchases of higher cost debt. (See Note G.)

   Provision for Relocation Expenses In the third quarter of 1997, AAG began relocating most of the operations of Loyal from Mobile, Alabama to Cincinnati, Ohio to more closely coordinate its efforts with those of other AAG operations. The estimated cost of the relocation ($4.0 million) was expensed in the third quarter of 1997. The relocation was substantially complete in the first quarter of 1998.

   Other Expenses In 1996, other expenses increased 68%, reflecting: (i) a full year of operating expenses of American Memorial and Loyal; (ii) pretax charges of $15.7 million related to pension and other liabilities of the Company's former manufacturing operations and (iii) operating expenses of AAG's agency subsidiaries. Other expenses decreased 10% in 1997, reflecting primarily the absence of the $15.7 million pretax charge mentioned above.

   Income Taxes AAG's effective tax rate decreased in 1997 and 1996 from 1995 due to a reduction of the valuation allowance associated with certain deferred tax assets.

   Discontinued Operations The Company has sold all of its former manufacturing operations. Certain properties utilized in those former operations continue to be held for sale and are currently leased to non-affiliated companies.

   Extraordinary Items Extraordinary items reflect AAG's losses, net of tax, on retirements of its debt and, in 1996, also includes AAG's proportionate share of Chiquita's extraordinary loss on the retirement of certain of its debt.

   New Accounting Standards to be Implemented During 1997, the Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards ("SFAS").

     SFAS #   Subject of Standard                   Period to be Implemented
      130     Comprehensive Income                     1st quarter of 1998
      131     Segment Information                      4th quarter of 1998

   SFAS No. 130 establishes standards for the reporting of a company's change in equity during the period from non-owner sources. For AAG, comprehensive income will consist principally of net income and the change in net unrealized gains on marketable securities. SFAS No. 131 establishes standards for the way companies report information about operating segments, products and services, geographic areas and major customers. Implementation of these standards will not have a significant effect on AAG's financial position, net income or reported segments.


                                        22

                                      ITEM 8

                   Financial Statements and Supplementary Data

                                                                  PAGE

   Report of Independent Auditors                                  F-1

   Consolidated Balance Sheet:
     December 31, 1997 and 1996                                    F-2

   Consolidated Income Statement:
     Years Ended December 31, 1997, 1996 and 1995                  F-3

   Consolidated Statement of Changes in Stockholders' Equity:
     Years Ended December 31, 1997, 1996 and 1995                  F-4

   Consolidated Statement of Cash Flows:
     Years Ended December 31, 1997, 1996 and 1995                  F-5


   Notes to Consolidated Financial Statements                      F-6

   "Selected Quarterly Financial Data" has been included in Note Q to the Consolidated Financial Statements.


                                     PART III

   The information required by the following Items will be included in AAG's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end and is herein incorporated by reference:

   ITEM 10              Directors and Executive Officers of the Registrant


   ITEM 11              Executive Compensation


   ITEM 12              Security Ownership of Certain Beneficial Owners and
                        Management


   ITEM 13              Certain Relationships and Related Transactions

                                        23



                          REPORT OF INDEPENDENT AUDITORS

   Board of Directors
   American Annuity Group, Inc.

   We have audited the accompanying consolidated balance sheets of American Annuity Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Annuity Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                                     Ernst & Young LLP


   Cincinnati, Ohio
   March 2, 1998
                                       F-1


                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                        December 31,
                                                       1997      1996
   Assets
     Investments:
       Fixed maturities:
         Held to maturity - at amortized cost
          (market - $2,340.6 and $2,524.6)        $2,276.4   $2,495.7
         Available for sale - at market
          (amortized cost - $3,922.0 and $3,254.9) 4,099.4    3,325.6
       Equity securities - at market (cost - $30.9
         and $16.1)                                   83.0       51.0
       Investment in affiliate                        16.8       16.5
       Mortgage loans on real estate                  52.1       68.1
       Real estate                                    42.0       37.6
       Policy loans                                  241.0      236.0
       Short-term investments                         13.9       41.4
         Total investments                         6,824.6    6,271.9
     Cash                                             36.8       42.7
     Accrued investment income                       101.6       94.8
     Unamortized insurance acquisition costs, net    261.6      194.7
     Other assets                                    185.2      172.4
     Assets held in separate accounts                300.5      247.6

                                                  $7,710.3   $7,024.1
   Liabilities and Capital
     Annuity benefits accumulated                 $5,528.1   $5,365.6
     Life, accident and health reserves              709.9      575.4
     Notes payable                                   135.8      114.9
     Payable to affiliates, net                       35.8       14.5
     Deferred taxes on unrealized gains               71.8       33.3
     Accounts payable, accrued expenses and other
       liabilities                                   119.5      111.3
     Liabilities related to separate accounts        300.5      247.6
         Total liabilities                         6,901.4    6,462.6
     Mandatorily redeemable preferred securities
       of subsidiary trusts                          225.0       75.0
     Stockholders' Equity:
       Preferred Stock (at redemption value)            -        49.0
       Common Stock, $1 par value
         -100,000,000 shares authorized
         - 43,199,147 and 43,255,705 shares
            outstanding                               43.2       43.3
       Capital surplus                               368.0      358.5
       Accumulated deficit at December 31, 1992     (212.6)    (212.6)
       Retained earnings since January 1, 1993       252.1      186.5
       Unrealized gains on marketable securities,
            net                                      133.2       61.8
         Total stockholders' equity                  583.9      486.5

See Notes to Consolidated Financial Statements.    $7,710.3   $7,024.1

                                       F-2



                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)

                                               Year ended December 31,
                                              1997      1996     1995
   Revenues:
     Net investment income                  $494.3    $467.7   $405.5
     Realized gains on sales of investments    5.2       1.2     15.7
     Life, accident and health premiums      121.5     103.6     15.7
     Equity in net earnings (loss) of
       affiliate                               0.8      (2.2)     0.1
     Other income                             12.4       7.0      2.6
                                             634.2     577.3    439.6
   Costs and Expenses:
     Annuity benefits                        278.8     271.8    254.7
     Life, accident and health benefits      110.1      92.3     13.2
     Amortization of insurance acquisition
        costs                                 36.3      34.1     12.7
     Trust preferred distribution requirement 15.5       1.0       -
     Interest and other debt expenses          8.9      14.3     17.6
     Provision for relocation expenses         4.0        -        -
     Other expenses                           76.4      85.3     50.7
                                             530.0     498.8    348.9
   Income from continuing operations before
     income taxes                            104.2      78.5     90.7
   Provision for income taxes                 32.8      17.4     32.0

   Income from continuing operations          71.4      61.1     58.7

   Discontinued operations, net of tax          -         -      (3.2)

   Income before extraordinary items          71.4      61.1     55.5

   Extraordinary items, net of tax            (1.5)     (6.0)    (0.2)

   Net Income                               $ 69.9    $ 55.1   $ 55.3

     Preferred dividend requirement            1.0       1.4       -

     Net income applicable to Common Stock  $ 68.9    $ 53.7   $ 55.3

     Average number of common shares:
         Basic                                43.2      43.1     40.5
         Diluted                              43.7      43.1     40.5

   Basic earnings (loss) per common share:
     Continuing operations                   $1.63     $1.39    $1.45
     Discontinued operations                    -         -     (0.08)
     Extraordinary items                     (0.03)    (0.14)      -
     Net income                              $1.60     $1.25    $1.37

   Diluted earnings (loss) per common share:
     Continuing operations                   $1.61     $1.39    $1.45
     Discontinued operations                    -         -     (0.08)
     Extraordinary items                     (0.03)    (0.14)      -
     Net income                              $1.58     $1.25    $1.37

   Cash dividends per common share           $0.10     $0.08    $0.07

   See Notes to Consolidated Financial Statements.

                                       F-3


                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                              Year ended December 31,
                                               1997     1996    1995

   Preferred Stock:
     Balance at beginning of year            $ 49.0   $ 17.0  $   -
     Preferred Stock issued                      -      32.0    17.0
     Preferred Stock retired                  (49.0)      -       -
       Balance at end of year                $   -    $ 49.0  $ 17.0


   Common Stock:
     Balance at beginning of year            $ 43.3   $ 43.1  $ 39.1
     Common Stock issued                         -       0.2     4.0
     Common Stock retired                      (0.1)      -       -
       Balance at end of year                $ 43.2   $ 43.3  $ 43.1

   Capital Surplus:
     Balance at beginning of year            $358.5   $361.1  $330.8
     Capital contribution                       9.3       -       -
     Common Stock issued                        0.2      2.2    33.3
     Common Stock retired                      (1.0)      -       -
     Common dividends declared                   -      (3.4)   (3.0)
     Preferred Stock retired                    2.0       -       -
     Preferred dividends declared              (1.0)    (1.4)     -
       Balance at end of year                $368.0   $358.5  $361.1


   Accumulated Deficit at December 31, 1992 ($212.6) ($212.6)($212.6)


   Retained Earnings Since January 1, 1993:
     Balance at beginning of year            $186.5   $131.4  $ 76.1
     Net income                                69.9     55.1    55.3
     Common dividends declared                 (4.3)      -       -
       Balance at end of year                $252.1   $186.5  $131.4


   Unrealized Gains, Net:
     Balance at beginning of year            $ 61.8   $ 89.3 ($ 29.0)
     Change during year                        71.4    (27.5)  118.3
       Balance at end of year                $133.2   $ 61.8  $ 89.3







   See Notes to Consolidated Financial Statements.
                                        F-4

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                              Year ended December 31,
                                               1997      1996    1995
   Cash Flows from Operating Activities:
   Net income                              $   69.9  $   55.1 $  55.3
   Adjustments:
     Discontinued operations                     -         -      3.2
     Extraordinary losses on retirement of debt 1.5       6.0     0.2
     Increase in life, accident and
       health reserves                         36.3      28.4    17.5
     Benefits to annuity policyholders        278.8     271.8   254.7
     Amortization of insurance acquisition
       costs                                   36.3      34.1    12.7
     Equity in net (earnings) loss of affiliate(0.8)      2.2    (0.1)
     Realized gains on investing activities    (5.2)     (1.2)  (15.7)
     Increase in insurance acquisition costs  (72.6)    (68.5)  (34.9)
     Increase in accrued investment income     (4.8)     (7.4)   (3.0)
     Increase in other assets                 (32.6)    (10.4)  (12.4)
     Increase (decrease) in other liabilities  19.8      (6.3)   17.9
     Other, net                               (15.5)      1.7    (3.5)
                                              311.1     305.5   291.9
   Cash Flows from Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments          (1,449.9) (1,010.1)(1,107.5)
       Equity securities                      (12.5)       -       -
       Real estate, mortgage loans and
        other assets                          (16.1)    (26.7)  (22.6)
     Purchase of subsidiaries, net of
         cash acquired                        (48.7)       -    (55.2)
     Maturities and redemptions of fixed maturity
       investments                            408.2     255.2   147.1
     Sales of:
       Fixed maturity investments             747.6     261.0   768.5
       Equity securities                        5.8       1.3     2.0
       Real estate, mortgage loans and
         other assets                          20.9      27.8     8.2
     Decrease (increase) in policy loans       (1.3)      5.4    (6.1)
                                             (346.0)   (486.1) (265.6)
   Cash Flows from Financing Activities:
     Fixed annuity receipts                   493.7     573.8   457.5
     Annuity surrenders, benefits and
        withdrawals                          (607.2)   (517.9) (412.8)
     Additions to notes payable               114.0      92.7    33.5
     Reductions of notes payable              (94.9)   (153.2)  (49.1)
     Issuance of trust preferred securities   149.3      72.4      -
     Issuance of Common Stock                    -         -     37.3
     Retirement of Common Stock                (1.1)       -       -
     Issuance of Preferred Stock                 -       32.0    17.0
     Retirement of Preferred Stock            (47.0)       -       -
     Cash dividends paid                       (5.3)     (4.5)   (3.0)
                                                1.5      95.3    80.4
   Net increase (decrease) in cash and
     short-term investments                   (33.4)    (85.3)  106.7

   Cash and short-term investments
     at beginning of year                      84.1     169.4    62.7
   Cash and short-term investments
     at end of year                        $   50.7  $   84.1 $ 169.4

   See Notes to Consolidated Financial Statements.
                                       F-5

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   A.  DESCRIPTION OF THE COMPANY

   American Annuity Group, Inc. ("AAG" or "the Company") markets the following nationwide: (i) retirement products - primarily fixed and variable annuities; (ii) individual life insurance and annuity policies with the sponsorship of state associations of funeral directors as well as individual and large operators of funeral homes and (iii) various forms of supplemental life and health insurance through payroll deduction plans, financial institutions and in-home sales.

   American Financial Group, Inc. ("AFG") and its subsidiaries owned 35,059,995 shares (81%) of AAG's Common Stock at December 31, 1997.

   B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation The accompanying Consolidated Financial Statements include the accounts of AAG and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior periods to conform to the current year's presentation.

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

   AAG's acquisitions of General Accident Life Assurance Company of Puerto Rico, Inc. in December 1997 and Laurentian Capital Corporation ("LCC") in November 1995 have been recorded as purchases; their results of operations have been included in AAG's Consolidated Financial Statements since their acquisition.

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

                                       F-6

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Investment in Affiliate   AAG's investments in equity securities of
   companies that are 20% to 50% owned by AFG and its subsidiaries are carried at cost, adjusted for a proportionate share of their undistributed earnings or losses. Changes in AAG's equity in its affiliate caused by issuances of the affiliate's stock are recognized in earnings when such issuances are not part of a broader reorganization.

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

   Assets Held in and Liabilities Related to Separate Accounts Separate account assets and related liabilities represent deposits maintained by several banks under a previously offered tax-deferred annuity program and, to a lesser extent, variable annuity deposits. The Company receives an annual fee from each bank for sponsoring the program; if depositors elect to purchase an annuity from the Company, funds are transferred to the Company.

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

   Income Taxes AAG and its principal subsidiary, Great American Life Insurance Company ("GALIC"), have separate tax allocation agreements with American Financial Corporation ("AFC"), a subsidiary of AFG, which designate how tax payments are shared by members of the tax group. In general, both companies compute taxes on a separate return basis. GALIC is obligated to make payments to (or receive benefits from) AFC based on taxable income without regard to temporary differences. If GALIC's taxable income (computed on a statutory accounting basis) exceeds a current period net operating loss of AAG, the taxes payable by GALIC associated with the excess are payable to AFC. If the AFC tax group utilizes any of AAG's net operating losses or deductions that originated prior to AAG's entering AFC's consolidated tax group, AFC will pay to AAG an amount equal to the benefit received.

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

                                       F-8

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

   Stock-Based Compensation As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," AAG accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

   Benefit Plans   AAG sponsors an Employee Stock Ownership Plan ("ESORP")
   covering all employees who are qualified as to age and length of service. The ESORP, which invests primarily in securities of AAG, is a trusteed, noncontributory plan for the benefit of the employees of AAG and its subsidiaries. Contributions are discretionary by the directors of AAG and are charged against earnings in the year for which they are declared. Qualified employees having vested rights in the plan are entitled to benefit payments at age 60.

   AAG and certain of its subsidiaries provide certain benefits to eligible retirees. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

   Earnings Per Share In 1997, AAG implemented SFAS No. 128, "Earnings Per Share." This standard requires the presentation of basic and diluted earnings per share for entities with potentially dilutive securities. Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of the assumed exercise of diluted common stock options. Implementation of SFAS No. 128 did not affect AAG's reported earnings per share amounts for prior years.

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

   C.  ACQUISITIONS

   In December 1997, AAG acquired General Accident for approximately $50 million in cash. AAG funded the purchase with borrowings under its bank lines of credit.

   In November 1995, AAG acquired all of the outstanding shares of LCC. Its principal insurance subsidiaries were American Memorial Life Insurance Company and Loyal American Life Insurance Company. AAG paid approximately $106 million for the outstanding common stock of LCC and repaid $45 million of LCC indebtedness concurrently with the acquisition. GALIC provided approximately $90 million of the purchase price in exchange for American Memorial and Loyal. AAG funded the balance of the cost of acquiring LCC with the proceeds from a Common Stock rights offering completed in August 1995, bank borrowings and cash on hand.
                                       F-9

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   D.  INVESTMENTS

   Fixed maturity investments at December 31, consisted of the following (in millions):




                                              1997
                                     Held to Maturity
                                  Amortized   Market     Gross Unrealized
                                      Cost    Value     Gains   Losses
     U. S. Government and government
       agencies and authorities      $ -       $ -       $ -     $  -
         States, municipalities and political
           subdivisions               39.8      40.2       0.4       -
     Foreign government                8.3       8.9       0.6       -
     Public utilities                360.8     366.2       6.7     (1.3)
     Mortgage-backed securities      659.2     684.6      25.6     (0.2)
     All other corporate           1,208.3   1,240.7      33.2     (0.8)
                                  $2,276.4  $2,340.6     $66.5    ($2.3)

                                                     1997
                                         Available for Sale
                                     Amortized  Market    Gross Unrealized
                                       Cost      Value     Gains    Losses
     U. S. Government and government
       agencies and authorities    $  303.1   $  312.8   $   9.8    ($0.1)
         States, municipalities and
       political subdivisions          26.8      27.6       0.8       -
     Foreign government                20.1      21.0       0.9       -
     Public utilities                 135.6     141.7       6.1       -
     Mortgage-backed securities     1,250.6   1,302.5      51.9       -
     All other corporate            2,185.8   2,293.8     108.0       -
                                   $3,922.0  $4,099.4    $177.5     ($0.1)


                                                  1996
                                         Held to Maturity
                                   Amortized    Market   Gross Unrealized
                                        Cost    Value     Gains  Losses
     U. S. Government and government
       agencies and authorities     $   -     $   -     $   -    $    -
         States, municipalities and political
           subdivisions               40.6      39.8        -      (0.8)
     Foreign government                8.3       8.8       0.5       -
     Public utilities                383.9     383.5       5.2     (5.6)
   Mortgage-backed securities        679.6     688.9      14.8     (5.5)
   All other corporate             1,383.3   1,403.6      27.1     (6.8)
                                  $2,495.7  $2,524.6     $47.6   ($18.7)


                                           1996
                                      Held to Maturity
                                   Amortized    Market    Gross Unrealized
                                   Cost          Value     Gains   Losses
     U. S. Government and government
       agencies and authorities     $184.6    $186.1     $3.4     ($1.9)
         States, municipalities and political
           subdivisions               12.1      12.2      0.2      (0.1)
     Foreign government               17.5      17.3       -       (0.2)
      Public utilities               175.2     180.5      5.9      (1.1)
   Mortgage-backed securities      1,222.0   1,234.7     24.1     (11.4)
     All other corporate           1,643.5   1,695.3     62.5     (10.7)
                                  $3,254.9  $3,325.6    $96.1    ($25.4)


   "Investing activities" related to fixed maturity investments included in AAG's Consolidated Statement of Cash Flows consisted of the following (in millions):

                                             1997
                                   Held to         Available
                                  Maturity         For Sale        Total
     Purchases                    ($  1.4)        ($1,448.5)   ($1,449.9)
     Maturities and paydowns        212.7             195.5        408.2
     Sales                            5.2             742.4        747.6
     Gross gains                      0.2              19.8         20.0
     Gross losses                      -              (13.9)       (13.9)

                                             1996
                                  Held to          Available
                                 Maturity           for Sale       Total
     Purchases                   ($116.3)           ($893.8)    ($1,010.1)
     Maturities and paydowns       106.6              148.6         255.2
     Sales                           9.3              251.7         261.0
     Gross gains                     1.1                8.3           9.4
     Gross losses                   (0.3)              (8.3)         (8.6)

                                              1995
                                 Held to           Available
                                Maturity            for Sale       Total
     Purchases                   ($280.7)           ($826.8)      ($1,107.5)
     Maturities and paydowns        50.5               96.6           147.1
     Sales                           1.4              767.1           768.5
     Gross gains                     0.8               23.2            24.0
     Gross losses                   (0.6)              (8.3)           (8.9)

   Securities classified as "held to maturity" were sold due to significant deterioration in the issuers' creditworthiness; gains/(losses) on such sales were insignificant.

   The table below sets forth the scheduled maturities of AAG's fixed maturity investments based on carrying value as of December 31:

                                                          1997
                                             Held to Available            1996
                  Maturity                  Maturity  for Sale Total     Total
               One year or less                  1%      2%       3%        3%
               After one year through five
                years                           12       9       21        18
               After five years through ten
                years                           10      21       31        36
               After ten years                   2      12       14        10
                                                25      44       69        67
               Mortgage-backed securities       10      21       31        33
                                                35%     65%     100%      100%

                                       F-10

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

   The distribution of maturities based on market value is generally the same. Mortgage-backed securities had an estimated average life of approximately six and one-half years at December 31, 1997.

   The carrying values of investments in any issue in excess of 10% of stockholders' equity at December 31, 1997, other than investments issued or guaranteed by the U.S. Government or government agencies, consisted of the following investments (in millions):

   Issuer                                                       Amount
   Outboard Marine Corporation (1 issue)                         $62.5
   Provident Financial Group (common and preferred stock)         59.1

   At December 31, 1997 and 1996, AAG had no unrealized losses on its marketable equity securities. Realized gains and changes in unrealized appreciation on fixed maturity and equity security investments are summarized as follows (in millions):

                                 Fixed      Equity            Tax
                               Maturities Securities Other  Effects    Total
   1997
   Realized                       $  6.1     $ 1.7   ($2.6) ($  1.8)  $  3.4
   Change in unrealized            142.0      17.2      -     (55.7)   103.5

   1996
   Realized                       $  0.8     $  -     $0.4  ($  0.4)$  0.8
   Change in unrealized           (142.2)     16.4      -      44.0  (81.8)

   1995
   Realized                       $ 15.1     $ 0.6      -   ($  5.5)$ 10.2
   Change in unrealized            520.9       7.5      -    (184.9) 343.5

   Major categories of net investment income were as follows (in millions):

                                              1997    1996     1995
               Fixed maturities*            $492.6  $463.4   $405.2
               Other                           6.4    10.8      5.7
                 Total investment income     499.0   474.2    410.9
               Investment expenses            (4.7)   (6.5)    (5.4)
                 Net investment income      $494.3  $467.7   $405.5


               *Includes income on fixed maturities, mortgage loans, policy loans and short-term investments.

   AAG's investment portfolio is managed by a subsidiary of AFG. Investment expenses included investment management charges from this subsidiary amounting to $2.9 million in 1997 and $4.7 million in 1996 and 1995. (See Note P.)
                                       F-11

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   E.  INVESTMENT IN AFFILIATE

   Investment in affiliate reflects AAG's 4% ownership (2.7 million shares; carrying value of $16.8 million at December 31, 1997) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 35% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. The market value of AAG's investment in Chiquita was approximately $44 million and $34 million at December 31, 1997 and 1996, respectively, and $36 million at March 1, 1998.

   Included in equity in Chiquita's earnings in 1997 is a $1.3 million gain attributable to Chiquita's issuance of common stock.

   Included in AAG's retained earnings at December 31, 1997, was $8.1 million applicable to equity in undistributed net losses of Chiquita. In 1996 AAG recorded a pretax extraordinary charge of $1.1 million representing its proportionate share of Chiquita's loss on the retirement of debt.

   F.  UNAMORTIZED INSURANCE ACQUISITION COSTS

   Unamortized insurance acquisition costs consisted of the following at December 31, (in millions):

                                                      1997     1996
               Deferred policy acquisition costs    $300.6   $272.2
               Present value of future profits
                acquired                             102.0     72.5
               Unearned revenues                    (141.0)  (150.0)
                                                    $261.6   $194.7

   A progression of AAG's present value of future profits acquired ("PVFP") is as follows (in millions):

                                                      1997     1996    1995
               Beginning balance                    $ 72.5    $73.4   $  -
               Additions due to acquisitions          37.5       -     74.2
               Interest accrued                        5.3      5.4      -
               Amortization                          (13.3)   (14.1)   (0.8)
               Other                                    -       7.8      -
                                                    $102.0    $72.5   $73.4

   The interest accrual rates used range primarily from 7.25% to 7.50%. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 10% of the balance at the beginning of each respective year.
                                       F-12

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   G.  NOTES PAYABLE

   Notes payable consisted of the following at December 31, (in millions):

                                                        1997     1996
               Direct obligations of AAG              $  1.3   $  1.3
               Obligations of AAG Holding
                   (guaranteed by AAG):
                  Secured Bank Credit Line due 1999     75.0     44.7
                  Unsecured Bank Credit Line due 1998   32.0       -
                  9-1/2% Senior Notes due 2001            -      40.8
                  11-1/8% Senior Subordinated Notes
                    due 2003                            24.1     24.1
               Other subsidiary debt                     3.4      4.0
                      Total                           $135.8   $114.9


   On January 28, 1998, AAG Holding replaced its existing bank lines with a new $200 million unsecured credit agreement. Loans under the credit agreement mature from 2000 to 2003 and bear interest at floating rates based on prime or Eurodollar rates. On February 2, 1998, AAG Holding borrowed $50 million under the new credit line and retired its 11-1/8% Notes realizing a pretax extraordinary loss of $1.2 million; included in the Notes retired by AAG Holding was approximately $24.3 million principal amount of 11-1/8% notes previously acquired by AAG and GALIC.

   At March 1, 1998, scheduled principal payments on debt for the remainder of 1998 and the subsequent four years, adjusted to reflect the above transactions, were as follows (in millions):

                    1998      1999      2000       2001       2002
                    $0.7      $0.8      $0.8      $37.6      $60.5

   In August 1997, AAG Holding retired its 9-1/2% Senior Notes, realizing a pretax extraordinary loss of $2.4 million. During 1996, a pretax extraordinary loss of $8.2 million was realized on the repurchase of $78.0 million principal amount of Notes (including $21.3 million purchased by GALIC). During 1995, AAG repurchased $4.9 million principal amount of its Notes realizing a pretax extraordinary loss of $231,000.

   At December 31, 1997 and 1996, the weighted average interest rate on amounts borrowed under AAG Holding's bank credit lines was 6.80% and 6.68%, respectively. At March 1, 1998, the weighted average interest rate on its new credit line was
   6.15%.

   Cash interest payments were $9.4 million in 1997, $17.4 million in 1996 and $17.2 million in 1995.
                                       F-13

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   H.  MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

   Wholly-owned subsidiary trusts of AAG Holding have issued $225 million of preferred securities and, in turn, purchased $225 million of newly-issued AAG Holding subordinated debt which provide interest and principal payments to fund the Trusts' obligations. The preferred securities are mandatorily redeemable upon maturity or redemption of the subordinated debt. The three preferred securities issues are summarized as follows:

   Date of                                                      Optional
   Issue            Issue(Maturity Date)   Amount        Redemption Dates
   November 1996    9-1/4% TOPrS* (2026)   $75,000,000   On or after 11/7/2001
   March 1997      8-7/8% Preferred
                   Securities (2027)       75,000,000    On or after 3/1/2007
   May 1997        7-1/4% ROPES** (2041)   75,000,000    Prior to 9/28/2000
                                                        and after 9/28/2001

               *  Trust Originated Preferred Securities
               ** Remarketed Par Securities


   AAG and AAG Holding effectively provide an unconditional guarantee of the Trusts' obligations.

   I.  STOCKHOLDERS' EQUITY

   The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

   In December 1997, AAG merged its underfunded pension plan with two pension plans of affiliates (see Note P - "Pension Plan"). The net overfunded amount of the affiliates' plans was recorded as a capital contribution.

   In December 1996 and 1995, AAG sold 320,000 shares and 170,000 shares, respectively, of newly issued Preferred Stock for $32 million and $17 million, respectively (see Note P). In March 1997, AAG repurchased all of its Preferred Stock for approximately $47 million.

   In August 1995, AAG sold 3.92 million shares of common stock at $9.50 per share under a rights offering to existing shareholders.

   AAG's dividend paying capability is limited by certain customary debt covenants to amounts based on cumulative earnings and losses, debt ratios and other items.

   "Retained earnings since January 1, 1993," reflects accumulated changes in AAG's retained earnings since its acquisition of GALIC.

   At December 31, 1997, there were 2.5 million shares of AAG Common Stock reserved for issuance under AAG's Stock Option Plan. Under the Stock Option Plan, the exercise price of each option equals the market price of AAG Common Stock at the date of grant. Options become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.
                                       F-14

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Data for AAG's Stock Option Plan is presented below:

                                               1997                 1996
                                              Average               Average
                                             Exercise              Exercise
                                      Shares    Price        Shares   Price
   Outstanding at beginning
    of year                        1,548,969   $13.38             -       -
   Granted                           633,070   $19.70     1,557,759  $13.38
   Forfeited                          (3,849)  $13.51        (8,790) $13.25

   Outstanding at end of year      2,178,190   $15.21     1,548,969  $13.38

   Options exercisable at year-end   309,024   $13.38             -     n/a

   The average remaining life of AAG's options was 9.2 years at December 31, 1997. The exercise prices of options issued during the year ranged from $14.00 to $21.75 in 1997 and $13.25 to $13.75 in 1996.

   No compensation cost has been recognized for stock option grants. Had compensation cost been determined for stock option awards based on the fair values at grant dates consistent with the method prescribed by SFAS No. 123, AAG's net income and earnings per share would have been approximately $4 million ($0.09 per share) lower. For SFAS No. 123 purposes, calculations were determined using the Black-Scholes option pricing model and the following assumptions: dividend yield of less than 1%; expected volatility of 20%; risk-free interest rates of 5.7% - 6.5% for 1997 and 6.0% for 1996 and expected life of 7.5 years.

   J.  DISCONTINUED OPERATIONS

   AAG's charge for discontinued operations in 1995 represented primarily additional reserves related to possible deficiencies by AAG's predecessor in reporting quality assurance information in connection with certain military related sales prior to 1991. In September 1997, the United States Government resolved these claims in exchange for a payment of $3.5 million.
                                       F-15

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   K.  INCOME TAXES

   The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Consolidated Income Statement (in millions).

                                              1997     1996     1995
            Income (loss) before income taxes:
              Continuing operations         $104.2    $78.5    $90.7
              Discontinued operations           -        -      (4.9)
              Extraordinary items             (2.3)    (9.2)    (0.3)
                Income before income taxes  $101.9    $69.3    $85.5

            Tax computed at statutory rate  $ 35.7    $24.3    $29.9

            Effect of:
              Reduction of valuation allowance(3.5)   (10.0)      -
              Other, net                      (0.2)    (0.1)     0.3
            Total provision                   32.0     14.2     30.2

            Amounts applicable to:
              Discontinued operations           -        -       1.7
              Extraordinary items              0.8      3.2      0.1
            Provision for income tax as shown on
         the Consolidated Income Statement  $ 32.8    $17.4    $32.0

   Provision for income taxes consisted of (in millions):

                                              1997     1996     1995
            Federal:
              Current                        $32.0    $14.2    $31.9
              Deferred                          -        -      (1.7)
                   Total                     $32.0    $14.2    $30.2

   The significant components of deferred tax assets and liabilities, excluding the effects of unrealized gains and losses on marketable securities, included in the Consolidated Balance Sheet were as follows (in millions):

                                               December 31,
                                              1997     1996
     Deferred tax assets:
       Net operating loss carryforwards      $39.8    $45.5
       Accrued expenses                        4.6     13.8
       Investment securities, including
         affiliate                            32.7     31.9
       Valuation allowance for deferred
         tax assets                          (33.0)   (36.5)

     Deferred tax liabilities:
       Unamortized insurance
         acquisition costs                   (70.6)   (61.8)
       Policyholder liabilities               (8.8)   (14.5)


   At December 31, 1997, AAG had net operating loss carryforwards for federal income tax purposes of approximately $114 million which are scheduled to expire from 2002 through 2005.

                                       F-16

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   L.  LEASES

   Future minimum lease payments, net of sublease revenues, under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 1997 are payable as follows: 1998 - $3.5 million; 1999 - $4.5 million; 2000 - $4.1 million; 2001 - $4.0 million; 2002 - $3.8 million; 2003 and beyond - $16.7 million.

   Rental expense for operating leases was $2.9 million in 1997, $2.6 million in 1996 and $1.6 million in 1995.

   M.  EARNINGS PER SHARE

   The number of common shares outstanding used in calculating diluted earnings per share in 1997 includes 0.5 million shares for the effect of the assumed exercise of AAG's stock options.

   N.  CONTINGENCIES

   The Company is continuing its clean-up activities at certain of its former manufacturing operations and third-party sites, in some cases in accordance with consent agreements with federal and state environmental agencies. Changes in regulatory standards and further investigations could affect estimated costs in the future. Management believes that reserves recorded are sufficient to satisfy the known liabilities and that the ultimate cost will not, individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of AAG. Based on prior costs and discussions with independent environmental consultants, the Company believes the remaining aggregate cost of environmental work at all sites for which it has responsibility will range from $6 million to $10 million. The reserve for environmental work was $8.5 million at December 31, 1997.

   0.  STATUTORY INFORMATION; RESTRICTIONS ON TRANSFERS OF FUNDS AND ASSETS OF
                  SUBSIDIARIES

   Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, AAG's primary insurance subsidiary, were as follows (in millions):

                                               1997    1996     1995

               Capital and surplus           $317.0  $285.0   $272.8
               Asset valuation reserve         64.7    91.4     90.2
               Interest maintenance reserve    23.9    24.7     32.2

               Pretax income from operations $ 91.7  $ 87.1   $ 85.8
               Net income from operations      72.7    68.1     60.5
               Net income                      73.6    66.2     71.4

   The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income at December 31, 1997, GALIC may pay $73.6 million in dividends in 1998 without prior approval.
                                       F-17

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   P.  ADDITIONAL INFORMATION

   Summary Financial Information of AAG Holding AAG has guaranteed all of the outstanding debt of AAG Holding. Summarized consolidated financial information for AAG Holding is as follows (in millions):

                                                December 31,
       Balance Sheet                            1997     1996

         Investments                          $6,634   $6,272
         Unamortized insurance
            acquisition costs                    225      195
         Assets held in separate accounts        300      247
         Other assets                            284      278

         Insurance reserves                   $6,142   $5,942
         Notes payable:
           Due parent                            159      166
           Due others                            135      114
         Liabilities related to
            separate accounts                    300      247
         Other liabilities                       165       92

         Mandatorily redeemable preferred securities
            of subsidiary trusts              $  225   $   75

         Stockholder's equity                 $  317   $  356

       Income Statement                         1997     1996*

         Revenues                             $  617   $   91
         Pretax income                            92        8
         Net income                               60        5

       * Since November 1, 1996

   Related Party Transactions In connection with AAG's purchase of GALIC from Great American Insurance Company ("GAI"), a subsidiary of AFG, in 1992, GAI agreed to neutralize the financial effects on GALIC of the adoption of an actuarial guideline with respect to non-traditional life insurance and annuity products. In satisfaction of this obligation, (i) GAI had agreed to purchase, at AAG's option, up to $57 million of AAG Preferred Stock and (ii) terms of GALIC's investment management services contract with AFG were modified to reduce the fees owed under certain circumstances. In December 1996 and 1995, AAG sold $21.7 million and $17.0 million, respectively, of its Series B Preferred Stock to GAI; the proceeds were contributed to GALIC. Also in December 1996, AAG sold $10.3 million of its Series B Preferred Stock to AFC. In March 1997, AAG repurchased all the Series B Preferred Stock for approximately $47 million. In 1997, AAG and GAI agreed that no additional shares of AAG Preferred Stock would be issued pursuant to this arrangement and that the financial impact of the actuarial guideline would be offset solely by reduction of investment management fees.

   Net investment income includes approximately $900,000 in 1997, and $1 million in 1996 and 1995 of payments from a subsidiary of AFG for the rental of an office building owned by GALIC.
                                       F-18

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Fair Value of Financial Instruments The following table shows (in millions) the carrying value and estimated fair value of AAG's financial instruments at December 31:

                                               1997               1996
                                        Carrying Estimated Carrying Estimated
                                          Value Fair Value   Value Fair Value
   Assets
   Fixed maturity investments           $6,375.8  $6,440.0 $5,821.3  $5,850.2
   Equity securities                        83.0      83.0     51.0      51.0
   Investment in affiliate                  16.8      43.6     16.5      34.1

   Liabilities
   Annuity benefits accumulated         $5,528.1  $5,319.1 $5,365.6  $5,180.0
   Notes payable                           135.8     136.6    114.9     119.0

   Mandatorily redeemable preferred
     securities of subsidiary
     trusts                             $  225.0 $  230.3 $   75.0  $   76.5


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

                                       F-19

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Unrealized Gains on Marketable Securities, Net The components of the Consolidated Balance Sheet caption "Unrealized gains on marketable securities, net" in stockholders' equity are summarized as follows (in millions):

                                                     Unadjusted
                                                  Asset   Effect of  Reported
                                               (Liability) SFAS 115    Amount
   1997
   Fixed maturities - available for sale         $3,922.0   $177.4   $4,099.4
   Equity securities                                 30.9     52.1       83.0
   Unamortized insurance acquisition
     costs, net                                     268.0     (6.4)     261.6
   Annuity benefits accumulated                  (5,510.0)   (18.1)  (5,528.1)
   Deferred taxes on unrealized gains                  -     (71.8)     (71.8)
   Unrealized gains on marketable
                securities, net                             $133.2

   1996
   Fixed maturities - available for sale         $3,254.9   $ 70.7   $3,325.6
   Equity securities                                 16.1     34.9       51.0
   Unamortized insurance acquisition
     costs, net                                     197.5     (2.8)     194.7
   Annuity benefits accumulated                  (5,357.9)    (7.7)  (5,365.6)
   Deferred taxes on unrealized gains                  -     (33.3)     (33.3)
   Unrealized gains on marketable
     securities, net                                        $ 61.8

   Pension Plan The Company has a defined benefit pension plan (the "Plan") covering former U.S. employees of its discontinued manufacturing operations. Pension benefits are based upon past service with the Company and compensation levels. Contributions are made by the Company in amounts necessary to satisfy requirements of ERISA. Effective December 31, 1997, the Plan was merged with two other defined benefit plans which had been sponsored by affiliates of the Company. The Plan is the surviving plan of the merger and is no longer underfunded as a result of the merger.

                                       F-20

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Q.  QUARTERLY FINANCIAL DATA (Unaudited)

   Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the seasonal nature of the Company's affiliate and certain other operations and the discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. The following table represents quarterly results of operations for the years ended December 31, 1997 and 1996 (in millions, except per share data).

                                        First Second   Third  Fourth     Total
                   1997               Quarter Quarter Quarter Quarter    Year
      Realized gains (losses)          $  0.3($  0.1) $  1.5 $  3.5    $  5.2
      Total revenues                    149.7  154.5   161.7  168.3     634.2

      Income from continuing operations  18.0   17.7    16.4*  19.3      71.4
      Extraordinary items                  -      -     (1.5)    -       (1.5)
      Net income                         18.0   17.7    14.9*  19.3      69.9

      Earnings (loss) per common share:
        Basic:
          Continuing operations         $0.39  $0.41   $0.38* $0.45     $1.63
          Extraordinary items              -      -    (0.03)    -      (0.03)
          Net income                    $0.39  $0.41   $0.35* $0.45     $1.60

        Diluted:
          Continuing operations         $0.39  $0.41   $0.37* $0.44     $1.61
          Extraordinary items              -      -    (0.03)    -      (0.03)
          Net income                    $0.39  $0.41   $0.34* $0.44     $1.58

      Average common shares outstanding
        Basic                            43.2   43.2    43.2   43.2      43.2
        Diluted                          43.4   43.6    43.8   43.8      43.7

                   1996
      Realized gains (losses)          $  0.3 $  0.6  $  0.5($  0.2)   $  1.2
      Total revenues                    139.0  150.9   145.9  141.5     577.3

      Income from continuing operations  14.7   16.3    17.1   13.0      61.1
      Extraordinary items                (1.6)  (2.7)   (1.7)    -       (6.0)
      Net income                         13.1   13.6    15.4   13.0      55.1

      Basic and diluted earnings (loss)
        per common share:
          Continuing operations         $0.33  $0.37   $0.39  $0.30     $1.39
          Extraordinary items           (0.04) (0.06)  (0.04)    -      (0.14)
          Net income                    $0.29  $0.31   $0.35  $0.30     $1.25

      Average common shares outstanding
        Basic and diluted                43.1   43.1    43.1   43.1      43.1

    * In the third quarter of 1997, AAG recorded a $4 million ($2.6 million after tax) charge relating to the relocation of Loyal from Mobile, Alabama to Cincinnati, Ohio. Excluding this charge, third quarter 1997 basic and diluted earnings per share would have been $0.06 higher.


                                       F-21

                                     PART IV

    ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  Documents filed as part of this Report:

        1.  Financial Statements are Included in Part II, Item 8.

        2.  Financial Statement Schedules:

            Selected Quarterly Financial Data is included in Note Q to the Consolidated Financial Statements.

            Schedules filed herewith:

            For 1997, 1996 and 1995                             Page

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

        3.  Exhibits - See Exhibit Index on Page E-1.

   (b)  Reports on Form 8-K:  None

                                       S-1

                    AMERICAN ANNUITY GROUP, INC. - PARENT ONLY
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)


                             Condensed Balance Sheet

                                                     December 31,
   Assets:                                           1997    1996
     Investments:
       Fixed maturities:
         Available for sale - at market
          (amortized cost - $61.3)                 $ 62.5  $   -
       Equity securities - at market
          (cost - $11.5)                             11.5      -
     Cash and short-term investments                  3.6     1.9
     Investment in subsidiaries (a)                 396.0   384.8
     Note receivable from AAG Holding               115.7   122.0
     Other assets                                    53.9    47.8
                                                   $643.2  $556.5
   Liabilities and Capital:
     Accounts payable, accrued expenses and
       other liabilities                           $ 24.3  $ 44.6
     Payables to affiliates                          33.7    24.2
     Notes payable                                    1.3     1.2
     Stockholders' equity (b)                       583.9   486.5
                                                   $643.2  $556.5


       Condensed Income Statement

                                                  Year ended December 31,
                                                     1997    1996    1995
   Revenues:
     Net investment income and other income        $ 34.2  $ 10.6  $  1.7
     Equity in undistributed earnings of
       subsidiaries                                 (92.9)   47.6    64.7
     Capital distributions from subsidiaries        181.1    61.2    54.2
                                                    122.4   119.4   120.6
   Costs and Expenses:
     Interest and other financing expenses            0.2    15.2    19.0
     Provision for relocation expenses                4.0      -       -
     Other expenses                                  14.0    25.7    10.9
                                                     18.2    40.9    29.9
   Income from continuing operations before
     income taxes                                   104.2    78.5    90.7
   Provision for income taxes                        32.8    17.4    32.0
   Income from continuing operations                 71.4    61.1    58.7

   Discontinued operations, net of tax                 -       -     (3.2)
   Income before extraordinary items                 71.4    61.1    55.5

   Extraordinary items, net of tax                   (1.5)   (6.0)   (0.2)

   Net Income                                      $ 69.9  $ 55.1  $ 55.3


   (a) Includes unrealized gains of $132.4 million and $61.8 million in 1997 and 1996, respectively.

   (b) Includes unrealized gains of $133.2 million and $61.8 million in 1997 and 1996, respectively.

                                       S-2

                    AMERICAN ANNUITY GROUP, INC. - PARENT ONLY
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)



                        Condensed Statement of Cash Flows




                                                   Year Ended December 31,
                                                     1997    1996    1995

   Operating Activities:
     Net income                                    $ 69.9   $55.1   $55.3
     Adjustments:
       Discontinued operations                         -       -      3.2
       Extraordinary items                            1.5     6.0     0.2
       Equity in net earnings of subsidiaries       (58.8)  (70.8)  (77.0)
       Realized gains on investing activities        (0.1)     -       -
       Depreciation and amortization                  2.2     1.6     0.9
       Decrease (increase) in other assets           (1.9)   (8.5)    0.1
       Increase (decrease) in balances with
         affiliates                                   9.5   (26.5)   13.5
       Increase (decrease) in other liabilities     (11.2)    0.1     2.5
       Capital distributions from subsidiaries      181.2    61.2    54.2
       Contributions to subsidiaries                 (3.1)  (12.7)  (33.0)
       Other, net                                    (0.7)    1.3      -
                                                    188.5     6.8    19.9

   Investing Activities:
     Purchase of investments                       (104.8)     -       -
     Decrease (increase) in intercompany notes        0.7   (46.9)     -
     Purchase of subsidiaries                       (51.7)     -    (63.6)
     Maturities and redemptions of fixed maturity
       investments                                    0.5      -       -
     Sales of investments                            22.0      -       -
     Sales of real estate and other assets             -      0.2      -
     Sale of AILIC to GALIC                            -       -      6.5
                                                   (133.3)  (46.7)  (57.1)

   Financing Activities:
     Additions to notes payable                        -     87.7    33.5
     Reductions of notes payable                     (0.1)  (74.8)  (48.1)
     Issuance of Common Stock                          -       -     37.3
     Retirement of Common Stock                      (1.1)     -       -
     Issuance of Preferred Stock                       -     32.0    17.0
     Retirement of Preferred Stock                  (47.0)     -       -
     Cash dividends paid                             (5.3)   (4.5)   (3.0)
                                                    (53.5)   40.4    36.7

   Net Increase (Decrease) in Cash
     and Short-term Investments                       1.7     0.5    (0.5)

   Cash and short-term investments at beginning
     of period                                        1.9     1.4     1.9

   Cash and short-term investments at end of period $ 3.6   $ 1.9   $ 1.4

                                       S-3

                           AMERICAN ANNUITY GROUP, INC.
                                INDEX TO EXHIBITS


   Number       Exhibit Description
    3.1  Certificate of Incorporation of Registrant

    3.2  By-laws of Registrant

    4 Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries.

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

   12    Earnings to fixed charges.

   21    Subsidiaries of the Registrant.

   23    Consent of Independent Auditors.

   27.1 Financial Data Schedule for 1997 - included in Report filed electronically with the Securities and Exchange Commission.

   27.2 Restated Financial Data Schedule for nine months ended September 30, 1997 - included in Report filed electronically with the Securities and Exchange Commission.




                                       E-1


   Signatures

            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Annuity Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.


                                             American Annuity Group, Inc.


   Signed: March 27, 1998                    BY: CARL H. LINDNER




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

         Signature                         Capacity                   Date





    CARL H. LINDNER                 Chairman of the Board       March 27, 1998
                                     of Directors



    S. CRAIG LINDNER                Director                    March 27, 1998




    ROBERT A. ADAMS                 Director                    March 27, 1998




   WILLIAM R. MARTIN*               Director                    March 27, 1998




   WILLIAM J. MANEY                 Senior Vice President,      March 27, 1998
                                    Treasurer and Chief
                                    Financial Officer
                                    (Principal Accounting Officer)

   * Chairman of Audit Committee