Form 10-Q
period 1998-03-31
AMERICAN ANNUITY GROUP INC
filed 1998-05-15
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                              Commission File
   March 31, 1998                                              No. 1-11632



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



   As of May 1, 1998, there were 43,123,033 shares of the Registrant's Common Stock outstanding.



                                   Page 1 of 19


                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET



                              (Dollars in millions)
                                                  March 31,   December 31,
                                                      1998           1997
   Assets
     Investments:
       Fixed maturities:
         Held to maturity - at amortized cost
          (market - $2,246.2 and $2,340.6)        $2,184.4   $2,276.4
         Available for sale - at market
          (amortized cost - $4,134.9 and $3,922.0) 4,311.9    4,099.4
       Equity securities - at market
          (cost - $35.3 and $30.9)                    91.7       83.0
       Investment in affiliate                        19.1       16.8
       Mortgage loans on real estate                  49.6       52.1
       Real estate                                    43.4       42.0
       Policy loans                                  240.3      241.0
       Short-term investments                         32.3       13.9
         Total investments                         6,972.7    6,824.6

     Cash                                             32.7       36.8
     Accrued investment income                       102.6      101.6
     Unamortized insurance acquisition costs, net    272.1      261.6
     Other assets                                    194.8      185.2
     Assets held in separate accounts                315.9      300.5

                                                  $7,890.8   $7,710.3

   Liabilities and Capital
      Annuity benefits accumulated                $5,540.3   $5,528.1
     Life, accident and health reserves              778.0      709.9
     Notes payable                                   161.6      135.8
     Payable to affiliates, net                       43.7       35.8
     Deferred taxes on unrealized gains               73.2       71.8
     Accounts payable, accrued expenses and other
       liabilities                                   143.4      119.5
     Liabilities related to separate accounts        315.9      300.5
         Total liabilities                         7,056.1    6,901.4

     Mandatorily redeemable preferred securities
       of subsidiary trusts                          225.0      225.0

     Stockholders' Equity:
       Common Stock, $1 par value
         -100,000,000 shares authorized
         - 43,122,157 and 43,199,147 shares
           outstanding                                43.1       43.2
       Capital surplus                               366.3      368.0
       Accumulated deficit at December 31, 1992     (212.6)    (212.6)
       Retained earnings since January 1, 1993       277.0      252.1
       Unrealized gains on marketable securities,
        net                                          135.9      133.2
         Total stockholders' equity                  609.7      583.9

                                                  $7,890.8   $7,710.3
                                        2

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)




                                                     Three months ended
                                                          March 31,
                                                      1998       1997
   Revenues:
     Net investment income                          $127.0     $119.6
     Realized gains on sales of investments           10.2        0.3
     Life, accident and health premiums               46.8       25.4
     Equity in net earnings of affiliate               2.4        1.8
     Other income                                      3.2        2.6
                                                     189.6      149.7
   Costs and Expenses:
     Annuity benefits                                 71.1       68.8
     Life, accident and health benefits               38.1       24.2
     Amortization of insurance acquisition costs      14.0        7.7
     Trust preferred distribution requirement          4.8        2.1
     Interest and other debt expenses                  2.5        2.6
     Other expenses                                   21.0       18.1
                                                     151.5      123.5
   Income before income taxes and extraordinary
       item                                           38.1       26.2
   Provision for income taxes                         12.4        8.2
   Income before extraordinary item                   25.7       18.0
   Extraordinary item - loss on prepayment of debt    (0.8)        -

   Net Income                                       $ 24.9     $ 18.0

     Preferred dividend requirement                     -         1.0

     Net income applicable to Common Stock          $ 24.9     $ 17.0
     Average number of common shares:
         Basic                                        43.1       43.2
         Diluted                                      43.8       43.4

   Basic earnings (loss) per common share:
     Before extraordinary item                       $0.60      $0.39
     Loss on prepayment of debt                      (0.02)        -
     Net income                                      $0.58      $0.39

   Diluted earnings (loss) per common share:
     Before extraordinary item                       $0.59      $0.39
     Loss on prepayment of debt                      (0.02)        -
     Net income                                      $0.57      $0.39
                                        3

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                                     Three months ended
                                                           March 31,
                                                      1998       1997
   Preferred Stock:
     Balance at beginning of period                 $   -      $ 49.0
     Preferred Stock retired                            -       (49.0)
       Balance at end of period                     $   -      $   -

   Common Stock:
     Balance at beginning of period                 $ 43.2     $ 43.3
     Common Stock retired                             (0.1)      (0.1)
       Balance at end of period                     $ 43.1     $ 43.2




   Capital Surplus:
     Balance at beginning of period                 $368.0     $358.5
     Common Stock retired                             (1.7)      (0.7)
     Preferred Stock retired                            -         2.0
     Preferred dividends declared                       -        (1.0)
       Balance at end of period                     $366.3     $358.8


   Accumulated Deficit at December 31, 1992        ($212.6)   ($212.6)


   Retained Earnings Since January 1, 1993:
     Balance at beginning of period                 $252.1     $186.5
     Net income                                       24.9       18.0
       Balance at end of period                     $277.0     $204.5


   Unrealized Gains, Net:
     Balance at beginning of period                 $133.2     $ 61.8
     Change during period                              2.7      (39.3)
       Balance at end of period                     $135.9     $ 22.5





   Comprehensive Income (Loss):
     Net income                                     $ 24.9     $ 18.0
     Other comprehensive income - change in net
       unrealized gains on marketable securities       2.7      (39.3)
       Comprehensive income (loss)                  $ 27.6    ($ 21.3)
                                        4

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                                    Three months ended
                                                         March 31,
                                                      1998       1997
   Cash Flows from Operating Activities:
     Net income                                     $ 24.9     $ 18.0
     Adjustments:
       Extraordinary loss on prepayment of debt        0.8         -
       Increase in life, accident and health reserves 16.2        6.1
       Benefits to annuity policyholders              71.1       68.8
       Amortization of insurance acquisition costs    14.0        7.7
       Equity in net earnings of affiliate            (2.4)      (1.8)
       Depreciation and amortization                   1.9        1.1
       Realized gains on investing activities        (10.2)      (0.3)
       Increase in insurance acquisition costs       (24.3)     (17.3)
       Increase in accrued investment income          (1.0)      (3.1)
       Increase in other assets                       (5.8)     (10.2)
       Increase (decrease) in other liabilities       (2.3)      14.8
       Other, net                                     (1.2)      (2.0)
                                                      81.7       81.8

   Cash Flows from Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments                   (285.7)    (381.2)
       Equity securities                              (4.4)      (7.1)



       Real estate, mortgage loans and other assets   (4.7)      (2.9)
     Purchase of subsidiaries, net of cash acquired   (9.3)        -
     Maturities and redemptions of fixed maturity
       investments                                   157.4       79.7
     Sales of:
       Fixed maturity investments                     97.7      172.9
       Equity securities                               2.0        3.6
       Real estate, mortgage loans and other assets   12.5        2.4
     Decrease in policy loans                          0.6        1.0
                                                     (33.9)    (131.6)

   Cash Flows from Financing Activities:
     Fixed annuity receipts                          107.8      133.4
     Annuity surrenders, benefits and withdrawals   (164.0)    (134.7)
     Additions to notes payable                       50.0        7.0
     Reductions of notes payable                     (25.5)      (0.1)
     Issuance of trust preferred securities             -        74.7
     Retirement of Common Stock                       (1.8)      (0.8)
     Retirement of Preferred Stock                      -       (47.0)
     Cash dividends paid                                -        (1.0)
                                                     (33.5)      31.5

   Net decrease in cash and short-term investments    14.3      (18.3)

   Cash and short-term investments at beginning
      of period                                       50.7       84.1
   Cash and short-term investments at end of period $ 65.0     $ 65.8

                                        5

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   A.Description of the Company

   American Annuity Group, Inc. ("AAG" or "the Company") markets the following nationwide: (i) retirement products - primarily fixed and variable annuities; (ii) individual life insurance and annuity policies through the sponsorship of state associations of funeral directors as well as individual and large operators of funeral homes and (iii) various forms of life and supplemental health insurance through payroll deduction plans, financial institutions and in-home sales.

   American Financial Group, Inc. ("AFG") and its subsidiaries owned 35,059,995 shares (81%) of AAG's Common Stock at May 1, 1998.

   B.Accounting Policies

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

   AAG's acquisition of Great American Life Assurance Company of Puerto Rico, Inc. ("GA Life", formerly General Accident Life Assurance Company of Puerto Rico, Inc.) in December 1997 was recorded as a purchase. The results of GA Life's operations have been included in AAG's Consolidated Financial Statements since its acquisition.

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

   Investment in Affiliate AAG's investments in equity securities of companies that are 20% to 50% owned by AFG and its subsidiaries are generally carried at cost, adjusted for a proportionate share of their undistributed earnings or losses. Changes in AAG's equity in its affiliate caused by issuances of the affiliate's stock are recognized in earnings when such issuances are not part of a broader reorganization.

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

   Income Taxes AAG and its principal subsidiary, Great American Life Insurance Company("GALIC"), have separate tax allocation agreements with American Financial Corporation ("AFC"), a subsidiary of AFG, which designate how tax payments are shared by members of the tax group. In general, both companies compute taxes on a separate return basis. GALIC is obligated to make payments to (or receive benefits from) AFC based on taxable income without regard to temporary differences. If GALIC's taxable income (computed on a statutory accounting basis) exceeds a current period net operating loss of AAG, the taxes payable by GALIC associated with the excess are payable to AFC. If the AFC tax
                                        8

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   group utilizes any of AAG's net operating losses or deductions that originated prior to AAG's entering AFC's consolidated tax group, AFC will pay to AAG an amount equal to the benefit received.

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


   Earnings Per Share In 1997, AAG implemented SFAS No. 128, "Earnings Per Share." This standard requires the presentation of basic and diluted earnings per share for entities with potentially dilutive securities. Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of the assumed exercise of dilutive common stock options.

   Comprehensive Income   Effective January 1, 1998, AAG implemented SFAS No.
   130, "Reporting Comprehensive Income." SFAS No. 130 uses the term "comprehensive income" to describe the total of net earnings plus other comprehensive income. For AAG, other comprehensive income represents the change in net unrealized gains on marketable securities net of deferred taxes and a reclassification adjustment for gains and losses included in net earnings. Implementation of this statement had no impact on net earnings or stockholders' equity. Prior periods have been restated to conform to the current presentation.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   C.  Acquisitions

   In March 1998, GALIC acquired Arkansas National Life Insurance Company for approximately $30 million using cash on hand.

   In December 1997, AAG acquired GA Life for approximately $50 million in cash. AAG funded the purchase with borrowings under its bank lines of credit.

   D.Investments

   The carrying value of AAG's fixed maturity portfolio was comprised of the following at March 31, 1998:
                                           Held to Available
                                           Maturity for Sale  Total
         U. S. Government and government
           agencies and authorities            -        6%       6%
         States, municipalities and political
           subdivisions                        1%       -        1
         Public utilities                      5        2        7
         Mortgage-backed securities           10       21       31
         All other corporate                  18       37       55
                                              34%      66%     100%

   "Investing activities" related to fixed maturity investments in AAG's Statement of Cash Flows for the three months ending March 31, consisted of the following (in millions):
                                            Held toAvailable
                                           Maturity for Sale  Total
         1998
         Purchases                              -   ($285.7) ($285.7)
         Maturities and paydowns             $75.0     82.4    157.4
         Sales                                18.3*    79.4     97.7

         1997
         Purchases                           ($0.2) ($381.0) ($381.2)
         Maturities and paydowns              40.6     39.1     79.7
         Sales                                  -     172.9    172.9


* Sold (at a gain of $0.4 million) due to significant deterioration of the issuers' creditworthiness.

   E. Investment in Affiliate

   Investment in affiliate reflects AAG's 4% ownership (2.7 million shares; carrying value of $19.1 million at March 31, 1998) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 33% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. The market value of AAG's investment in Chiquita was approximately $37 million at March 31, 1998 and $44 million at December 31, 1997.

   Included in equity in Chiquita's earnings for the first quarter of 1998 is a $0.9 million gain attributable to Chiquita's issuance of common stock.
                                        10

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   F.  Unamortized Insurance Acquisition Costs

   Unamortized insurance acquisition costs consisted of the following (in millions):
                                                 March 31, December 31,
                                                     1998         1997
           Deferred policy acquisition costs       $311.2       $300.6
           Present value of future profits acquired 100.9        102.0
           Unearned revenues                       (140.0)      (141.0)
                                                   $272.1       $261.6
   G.Notes Payable

   Notes payable consisted of the following (in millions):

                                                 March 31, December 31,
                                                     1998         1997

           Direct obligations of AAG               $  1.3       $  1.3
           Obligations of AAG Holding (guaranteed by AAG):
             Unsecured Bank Credit Line due 2003    157.0           -
             Secured Bank Credit Line due 1999         -          75.0
             Unsecured Bank Credit Line due 1998       -          32.0
             11-1/8% Senior Subordinated Notes
               due 2003                                -          24.1
             Other subsidiary debt                    3.3          3.4
                Total                              $161.6       $135.8

   In January 1998, AAG Holding replaced its existing bank lines with a new $200 million unsecured credit agreement. Loans under the credit agreement mature from 2000 to 2003 and bear interest at floating rates based on prime or Eurodollar rates. On February 2, 1998, AAG Holding borrowed $50 million under the new credit line and retired its 11-1/8% Notes realizing a pretax extraordinary loss of $1.2 million; included in the Notes retired by AAG Holding was approximately $24.3 million principal amount of 11-1/8% Notes previously acquired by AAG and GALIC.

   At March 31, 1998, scheduled principal payments on debt for the remainder of 1998 and the subsequent five years were as follows (in millions):

        1998       1999         2000        2001        2002         2003
        $0.6       $0.8         $0.8       $37.6       $60.5        $60.5

   At March 31, 1998 and December 31, 1997, the weighted average interest rate on amounts borrowed under AAG Holding's bank credit lines was 6.19% and 6.80%, respectively.
                                        11

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

       Date of                                                   Optional
       Issuance      Issue (Maturity Date)     Amount          Redemption Dates
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

   In March 1997, AAG retired all of its outstanding Series B Preferred Stock for approximately $47 million.

   At March 31, 1998, there were 3.0 million shares of AAG Common Stock reserved for issuance under AAG's Employee Stock Option Plan. Under the Stock Option Plan, the exercise price of each option equals the market price of AAG Common Stock at the date of grant. Options become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

           "Retained earnings since January 1, 1993" reflects accumulated changes in AAG's retained earnings since its acquisition of GALIC.

   The change in net unrealized gains on marketable securities for the three months ended March 31 included the following (in millions):

                                         1998              1997
                                  Pretax Taxes   Net  Pretax Taxes  Net
   Unrealized holding gains
    (losses) on securities
    arising during the period       $5.9 ($2.0) $3.9 ($60.2) $21.1 ($39.1)
   Less reclassification
    adjustment for gains realized
     in net income                  (1.8)  0.6  (1.2)  (0.3)   0.1   (0.2)
   Change in net unrealized gains
     on marketable securities       $4.1 ($1.4) $2.7 ($60.5) $21.2 ($39.3)

                                        12

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   J.      Earnings Per Share

   The number of common shares outstanding used in calculating diluted earnings per share in the first quarter of 1998 and 1997, respectively, includes 0.7 million shares and 0.2 million shares for the effect of the assumed exercise of AAG's outstanding stock options.

   K.      Contingencies

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

   L.      Additional Information

   Statutory Information of Great American Life Insurance Company Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, AAG's primary insurance subsidiary, were as follows (in millions):

                                            March 31, December 31,
                                                1998         1997
                Capital and surplus           $325.5       $317.0
                Asset valuation reserve         61.3         64.7
                Interest maintenance reserve    24.2         23.9

                                        Three months ended March 31,
                                                1998         1997
                Pretax income from operations  $20.1        $21.3
                Net income from operations      16.2         16.8
                Net income                      16.0         18.2

       The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income for the year ended December 31, 1997, GALIC may pay $73.6 million in dividends in 1998 without prior approval. In the first three months of 1998, AAG received $8.0 million in capital distributions from GALIC.
                                        13

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

   Forward-Looking Statements   The Private Securities Litigation Reform Act of
   1995 encourages corporations to provide investors with information about the company's anticipated performance and provides protection from liability if future results are not the same as management's expectations. This document contains certain forward-looking statements that are based on assumptions which management believes are reasonable, but, by their nature, inherently uncertain. Future results could differ materially from those projected. Factors that could cause such differences include, but are not limited to: changes in economic conditions, regulatory actions and competitive pressures. AAG undertakes no obligation to update any forward-looking statements.

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios The following ratios may be considered relevant indicators of AAG's liquidity and are typically presented by AAG in its prospectuses and similar documents.


                                                Three months ended
                                                    March 31,
                                                 1998   1997

             Earnings to fixed charges            5.7    5.9

             Earnings to fixed charges plus
               preferred dividends                5.7    4.6


                                            March 31,December 31,
                                                1998        1997
             Consolidated debt to capital,
               excluding unrealized gains on
               fixed maturity investments         26%  25%

   For purposes of the calculations of consolidated debt to capital, consolidated debt includes the Company's notes payable and its Remarketed Par Securities ("ROPES") which were issued in May 1997. Capital represents the sum of notes payable, redeemable preferred securities of subsidiary trusts (including ROPES), preferred stock and common equity.

   At March 31, 1998, AAG (parent) had approximately $90 million of unrestricted cash and marketable investments on hand. If AAG had used this amount to retire outstanding bank debt, its consolidated debt to capital ratio would have been 18% at March 31, 1998.
                                        14

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 1998, the capital ratios of each of AAG's principal insurance subsidiaries was at least 4.3 times its authorized control level RBC.

   Sources and Uses of Funds The ability of AAG and AAG Holding to pay interest and principal on debt, dividends on preferred securities, obligations related to discontinued manufacturing operations and other holding company costs is largely dependent upon payments from its principal subsidiary, Great American Life Insurance Company ("GALIC"), in the form of capital distributions. The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. In the first quarter of 1998, GALIC made $6 million in such payments, net of capital contributions received from AAG Holding.
   The maximum amount of dividends payable by GALIC during the remainder of 1998 without prior regulatory approval is $66 million.

   Since year end 1996 (through March 1998), AAG has retired $65 million principal amount of its public debentures and $49 million of preferred stock. In addition, AAG acquired Great American Life Assurance Company of Puerto Rico, Inc. ("GA Life") for approximately $50 million in December 1997. AAG funded these outlays with issuances of trust preferred securities, bank borrowings, dividends from GALIC and cash on hand.

   Including cash and investments on hand and the unused availability under a bank line of credit, AAG and AAG Holding had more than $130 million of liquidity at May 1, 1998. The March 1998 acquisition of Arkansas National Life Insurance Company was completed using cash on hand at GALIC. Based upon the current level of operations and anticipated growth, AAG believes that it will have sufficient resources to meet its liquidity requirements.

   Investments Insurance laws restrict the types and amounts of investments which are permissible for life insurers. These restrictions are designed to ensure the safety and liquidity of insurers' investment portfolios. The NAIC has developed a model investment law which management believes will not have a material impact on AAG's operations.

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio by NAIC designation (and comparable Standard & Poor's Corporation rating) as of March 31, 1998:

         NAIC                                       % of Total
         Rating  Comparable S&P Rating             Market Value
            1    AAA, AA, A                               66%
            2    BBB                                      26
                      Total investment grade              92
            3    BB                                        4
            4    B                                         3
            5    CCC, CC, C                                1
            6    D                                         -
                      Total non-investment grade           8
                      Total fixed maturities             100%

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Management believes that the high credit quality of AAG's investment portfolio should generate a stable and predictable investment return.

   AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at March 31, 1998. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities.

   At March 31, 1998, AAG had less than 2% of total assets invested in mortgage loans and real estate, the majority of which had been purchased within the last five years.

   At March 31, 1998, AAG's mortgage-backed securities ("MBSs") portfolio represented less than one-third of fixed maturity investments. AAG invests primarily in MBSs which have a lower risk of prepayment. In addition, the majority of MBSs held by AAG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

   Nearly 90% of AAG's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, AAG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   Uncertainties
        Contingencies A managing general agency which produced approximately one-sixth of GALIC's premiums in the first quarter of 1997 was named a defendant in a lawsuit filed in July 1996 by two regulatory agencies in California. The managing general agency has settled the allegations brought against it by agreeing, among other things, to modify certain sales practices. The regulatory agencies have taken a position that GALIC may be responsible for certain acts of its insurance agents in connection with the sale of GALIC's annuities. GALIC is engaged in discussions with the regulatory agencies to resolve this matter. This agent no longer markets products for GALIC. The ultimate outcome is not expected to have a material adverse impact on the financial condition of the Company.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   RESULTS OF OPERATIONS

   General    The operations of GA Life are included in AAG's consolidated financial statements from the date of acquisition in December 1997.

   The Company's principal products are Single Premium Deferred Annuities ("SPDAs") and Flexible Premium Deferred Annuities ("FPDAs"). The following table summarizes AAG's premiums for annuities and other forms of life and health insurance (in millions):

                                              Three months ended
                                                   March 31,
                                                1998      1997
      Retirement Annuities:
        SPDAs                                   $ 52      $ 70
        FPDAs - renewal                           38        43
        FPDAs - first year                         7         8
        Variable annuities - flexible premium      4         1
        Variable annuities - single premium       13         6
      Pre-need life insurance                     23        13
      Pre-need annuities                           8        12
      Other life insurance                        18         6
      Accident and health insurance                5         5
        Total premiums                          $168      $164

   The decrease in fixed annuity sales reflects primarily the decrease of SPDA business written by GALIC's former largest premium producing agency which wrote $20 million of business in the first quarter of 1997. GALIC ceased writing business through this agency in 1997 (see "Management's Discussion and Analysis - Contingencies").

   Management believes that the success of the stock market and the recent interest rate environment have also resulted in decreased sales and increased surrenders and annuitizations of GALIC's fixed annuities. Premiums from GA Life and increased sales of variable annuities helped offset the decrease in GALIC's sales.

   Pretax Operating Earnings Pretax earnings from operations (before realized gains and equity in net earnings of affiliate) for the first quarter of 1998 and 1997 were $25.5 million and $24.1 million, respectively.

   Net Investment Income Net investment income increased 6% in 1998 over the comparable three month period in 1997 due primarily to an increase in the Company's average fixed maturity investment base. This increase was partially offset by decreasing market interest rates. Investment growth resulted from acquisitions, internal cash flow generated by AAG's insurance operations and the investment of a portion of the proceeds from the issuance of trust preferred securities. Investment income is shown net of investment expenses of $800,000 in 1998 and $1.0 million in 1997. Lower investment expenses in 1998 reflect a decrease in fees charged by an affiliate.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued


   Life, Accident and Health Premiums and Benefits   Increases in life,
   accident and health premiums and benefits reflect the acquisition of GA Life and increased sales of pre-need life insurance through the largest owner of funeral homes in the world.

   Equity in Net Earnings of Affiliate Equity in net earnings of affiliate represents AAG's proportionate share of the results of Chiquita Brands International. Chiquita reported net income for the first quarter of 1998 and 1997 of $41 million and $43 million, respectively. Included in equity in Chiquita's first quarter 1998 earnings is a gain attributable to Chiquita's issuance of common stock.

   Annuity Benefits Annuity benefits reflect interest credited to annuity policyholders' funds accumulated. The majority of GALIC's fixed rate annuity products permit GALIC to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread without a substantial effect on persistency. Annuity benefits increased 3% in the first quarter of 1998 compared to the same period in 1997 due primarily to an increase in average annuity benefits accumulated.

   Amortization of Insurance Acquisition Costs   Amortization of insurance
   acquisition costs includes certain commissions on sales of life insurance products. The increase in 1998 reflects the acquisition of GA Life as well as increased sales of pre-need life insurance products. The costs in 1998 and 1997 also include $2.4 million and $1.9 million, respectively, of amortization of the present value of future profits.

   Trust Preferred Distribution Requirement Trust preferred distribution requirement represents amounts accrued on preferred securities issued by subsidiaries of AAG Holding in 1997 and 1996. A portion of the proceeds from these issuances was used to retire debt.

   Interest and Other Debt Expenses Interest expense decreased in the first quarter of 1998 compared to the same period in 1997 despite an increase in average debt outstanding. In 1997 and 1998, AAG retired its 9-1/2% Notes and 11-1/8% Notes, replacing them with bank borrowings having a significantly lower interest rate.

   Other Expenses   Other expenses increased in the first quarter of 1998
   compared to the same period in 1997 reflecting primarily the acquisition of GA Life.

   Extraordinary Item   Extraordinary item reflects AAG's losses, net of tax,
   on prepayment of its debt.

   New Accounting Standard to be Implemented   The Financial Accounting
   Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is scheduled to become effective during the fourth quarter of 1998. The implementation of SFAS No. 131 will have no effect on AAG's financial position or net income.

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION




                                      ITEM 6

                         Exhibits and Reports on Form 8-K

   (a) Exhibit 27 - Financial Data Schedule as of March 31, 1998. For submission in electronic filing only.

   (b)   Report on Form 8-K - None.













                                    Signature


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                      American Annuity Group, Inc.



   May 15, 1998                       BY:/s/William J. Maney
                                         William J. Maney
                                         Senior Vice President, Treasurer
                                           and Chief Financial Officer
                                        19