Form 10-Q
period 1998-06-30
AMERICAN ANNUITY GROUP INC
filed 1998-08-14
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549


                                      FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


        For the Quarterly Period Ended                         Commission File
        June 30, 1998                                          No. 1-11632



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



        As of August 1, 1998, there were 43,036,202 shares of the Registrant's Common Stock outstanding.

                                     Page 1 of 20






                          AMERICAN ANNUITY GROUP, INC. 10-Q
                                        PART I
                                FINANCIAL INFORMATION

                    AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                (Dollars in millions)
                                                       June 30,December 31,
                                                          1998        1997
        Assets
          Investments:
            Fixed maturities:
              Held to maturity - at amortized cost
               (market - $2,141.6 and $2,340.6)       $2,073.0    $2,276.4
              Available for sale - at market
               (amortized cost - $4,222.1 and
                  $3,922.0)                            4,414.2     4,099.4
            Equity securities - at market
               (cost - $37.3 and $30.9)                   85.7        83.0
            Investment in affiliate                       21.1        16.8
            Mortgage loans on real estate                 47.9        52.1
            Real estate                                   45.9        42.0
            Policy loans                                 241.0       241.0
            Short-term investments                        51.4        13.9
              Total investments                        6,980.2     6,824.6

          Cash                                            43.0        36.8
          Accrued investment income                      103.8       101.6
          Unamortized insurance acquisition costs, net   286.0       261.6
          Other assets                                   199.7       185.2
          Assets held in separate accounts               343.6       300.5

                                                      $7,956.3    $7,710.3

        Liabilities and Capital
           Annuity benefits accumulated               $5,589.1    $5,528.1
          Life, accident and health reserves             752.7       709.9
          Notes payable                                  161.4       135.8
          Payable to affiliates, net                      50.1        35.8
          Deferred taxes on unrealized gains              75.2        71.8
          Accounts payable, accrued expenses and other
            liabilities                                  123.9       119.5
          Liabilities related to separate accounts       343.6       300.5
              Total liabilities                        7,096.0     6,901.4

          Mandatorily redeemable preferred securities
            of subsidiary trusts                         225.0       225.0

          Stockholders' Equity:
            Common Stock, $1 par value
              -100,000,000 shares authorized
              - 43,135,364 and 43,199,147 shares
                outstanding                               43.1        43.2
            Capital surplus                              366.5       368.0
            Accumulated deficit at December 31, 1992    (212.6)     (212.6)
            Retained earnings since January 1, 1993      298.7       252.1
            Unrealized gains on marketable
              securities, net                            139.6       133.2
              Total stockholders' equity                 635.3       583.9

                                                      $7,956.3    $7,710.3
                                          2

                          AMERICAN ANNUITY GROUP, INC. 10-Q

                    AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED INCOME STATEMENT
                       (In millions, except per share amounts)

                                        Three months ended  Six months ended
                                               June 30,           June 30,
                                              1998    1997      1998   1997
        Revenues:
          Net investment income             $130.9  $123.1    $257.9 $242.7
          Realized gains (losses)
            on sales of investments            1.5    (0.1)      11.7   0.2
        Life, accident and health premiums    48.5    27.3      95.3   52.7
          Equity in net earnings of affiliate  2.2     1.5       4.6    3.3
          Other income                         3.8     2.7       7.0    5.3
                                             186.9   154.5     376.5  304.2
        Costs and Expenses:
          Annuity benefits                    69.1    70.6     140.2  139.4
          Life, accident and health benefits  36.6    25.8      74.7   50.0
          Amortization of insurance
            acquisition costs                 15.9     8.5      29.9   16.2
          Trust preferred distribution
            requirement                        4.7     3.9       9.5    6.0
          Interest and other debt expenses     2.7     2.4       5.2    5.0
          Other expenses                      25.6    17.4      46.6   35.5
                                             154.6   128.6     306.1  252.1

        Income before income taxes
          and extraordinary item              32.3    25.9      70.4  52.1
        Provision for income taxes            10.6     8.2      23.0  16.4
        Income before extraordinary item      21.7    17.7      47.4  35.7

        Extraordinary item - loss on
         prepayment of debt                     -       -       (0.8)   -

        Net Income                          $ 21.7  $ 17.7    $ 46.6 $ 35.7

          Preferred dividend requirement        -       -         -  1.0

          Net income applicable to Common
            Stock                           $ 21.7  $ 17.7    $ 46.6  $ 34.7

          Average number of common shares:
            Basic                             43.1    43.2      43.1 43.2
            Diluted                           43.9    43.6      43.9 43.5


        Basic earnings (loss) per common share:
          Before extraordinary item          $0.50   $0.41     $1.10  $0.80
          Loss on prepayment of debt            -       -      (0.02)       -

          Net income                         $0.50   $0.41     $1.08 $0.80

        Diluted earnings (loss) per common share:
          Before extraordinary item          $0.49   $0.41     $1.08 $0.80
          Loss on prepayment of debt            -       -      (0.02)   -
          Net income                         $0.49   $0.41     $1.06 $0.80

                          AMERICAN ANNUITY GROUP, INC. 10-Q

                    AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (In millions)

                                                          Six months ended
                                                              June 30,
                                                          1998        1997
        Preferred Stock:
          Balance at beginning of period                $   -       $ 49.0
          Preferred Stock retired                           -        (49.0)
            Balance at end of period                    $   -       $   -

        Common Stock:
          Balance at beginning of period                $ 43.2      $ 43.3
          Common Stock retired                            (0.1)       (0.1)
            Balance at end of period                    $ 43.1      $ 43.2


        Capital Surplus:
          Balance at beginning of period                $368.0      $358.5
          Common Stock issued                              0.2         0.2
          Common Stock retired                            (1.7)       (0.7)
          Preferred Stock retired                           -          2.0
          Preferred dividends declared                      -         (1.0)
            Balance at end of period                    $366.5      $359.0


        Accumulated Deficit at December 31, 1992       ($212.6)    ($212.6)


        Retained Earnings Since January 1, 1993:
          Balance at beginning of period                $252.1      $186.5
          Net income                                      46.6        35.7
            Balance at end of period                    $298.7      $222.2


        Unrealized Gains, Net:
          Balance at beginning of period                $133.2      $ 61.8
          Change during period                             6.4        11.2

            Balance at end of period                    $139.6      $ 73.0

        Comprehensive Income:
          Net income                                    $ 46.6      $ 35.7
          Other comprehensive income - change in net
            unrealized gains on marketable securities      6.4        11.2
            Comprehensive income                        $ 53.0      $ 46.9

                          AMERICAN ANNUITY GROUP, INC. 10-Q

                    AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (In millions)

                                                         Six months ended
                                                             June 30,
                                                          1998        1997
        Cash Flows from Operating Activities:
          Net income                                    $ 46.6      $ 35.7
          Adjustments:
            Extraordinary loss on prepayment of debt       0.8          -
            Increase in life, accident and health
                  reserves                                29.2        14.1
            Benefits to annuity policyholders            140.2       139.4
            Amortization of insurance acquisition costs   29.9        16.2
            Equity in net earnings of affiliate           (4.6)       (3.3)
            Depreciation and amortization                  4.5         2.6
            Realized gains on investing activities       (11.7)       (0.2)
            Increase in insurance acquisition costs      (48.9)      (34.8)
            Increase in accrued investment income         (1.5)         -
            Increase in other assets                     (16.2)      (15.3)
            Increase in other liabilities                 11.6        16.8
            Other, net                                    (9.3)       (6.7)
                                                         170.6       164.5

        Cash Flows from Investing Activities:
          Purchases of and additional investments in:
            Fixed maturity investments                  (598.8)     (780.9)
            Equity securities                             (5.9)       (7.5)
            Real estate, mortgage loans and other assets (12.7)       (5.7)
            Affiliates                                      -         (4.9)
          Purchase of subsidiaries, net of cash acquired  (9.5)         -
          Maturities and redemptions of fixed
            maturity investments                         398.0       197.4
          Sales of:
            Fixed maturity investments                   177.9       393.9
            Equity securities                              2.0         3.9
            Real estate, mortgage loans and other assets  15.6         4.8
          Decrease in policy loans                         0.6         0.1

                                                         (32.8)     (198.9)

        Cash Flows from Financing Activities:
          Fixed annuity receipts                         238.2       259.7
          Annuity surrenders, benefits and withdrawals  (354.8)     (288.5)
          Additions to notes payable                     150.0         7.0
          Reductions of notes payable                   (125.7)      (52.0)
          Issuance of trust preferred securities            -        149.3
          Retirement of Common Stock                      (1.8)       (0.8)
          Retirement of Preferred Stock                     -        (47.0)
          Cash dividends paid                               -         (1.0)
                                                         (94.1)       26.7

        Net increase (decrease) in cash and
          short-term investments                          43.7        (7.7)

        Cash and short-term investments
          at beginning of period                          50.7        84.1
        Cash and short-term investments
          at end of period                              $ 94.4      $ 76.4

                          AMERICAN ANNUITY GROUP, INC. 10-Q

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        A. Description of the Company

           American Annuity Group, Inc. ("AAG" or "the Company") markets the following nationwide: (i) retirement products - primarily fixed and variable annuities; (ii) individual life insurance and annuity policies through the sponsorship of state associations of funeral directors as well as individual and large operators of funeral homes and (iii) various forms of life and supplemental health insurance through payroll deduction plans, financial institutions and in-home sales. In July 1998, AAG announced an agreement to sell its funeral services division. (See Note L.)

           American Financial Group, Inc. ("AFG") and its subsidiaries owned 35,059,995 shares (81%) of AAG's Common Stock at August 1, 1998.

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

           All acquisitions subsequent to the 1992 acquisition of Great American Life Insurance Company ("GALIC") have been treated as purchases. The results of operations of companies since their acquisition have been included in AAG's Consolidated Financial Statements.

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

                          AMERICAN ANNUITY GROUP, INC. 10-Q

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

           Start-up Costs Costs associated with introducing new products and distribution channels are deferred until normal operations are reached. These deferred costs are amortized on a straight-line basis over five years.

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

           Income Taxes AAG and its principal subsidiary, GALIC, have separate tax allocation agreements with American Financial Corporation ("AFC"), a subsidiary of AFG, which designate how tax payments are shared by members of the tax group. In general, both companies compute taxes on a separate return basis. GALIC is obligated to make payments to (or receive benefits from) AFC based

                                          8

                          AMERICAN ANNUITY GROUP, INC. 10-Q

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


           on taxable income without regard to temporary differences.
           If GALIC's taxable income (computed on a statutory accounting basis) exceeds a current period net operating loss of AAG, the taxes payable by GALIC associated with the excess are payable to AFC. If the AFC tax group utilizes any of AAG's net operating losses or deductions that originated prior to AAG's entering AFC's consolidated tax group, AFC will pay to AAG an amount equal to the benefit received.

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

           Statement of Cash Flows For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include annuity receipts, benefits and withdrawals and obtaining resources from owners and providing them with a return on their investments. All other activities are
                                          9
                          AMERICAN ANNUITY GROUP, INC. 10-Q

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


           considered "operating." Short-term investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

        C. Acquisitions

           In March 1998, GALIC acquired Arkansas National Life Insurance Company for approximately $30 million using cash on hand.

           In December 1997, AAG acquired Great American Life Assurance Company of Puerto Rico, Inc. ("GA Life", formerly General Accident Life Assurance Company of Puerto Rico, Inc.) for approximately $50 million in cash.

        D. Investments

           The carrying value of AAG's fixed maturity portfolio was comprised of the following at June 30, 1998:


                                               Held to Available
                                               Maturity for Sale   Total
              U. S. Government and government
                agencies and authorities           -%       6%        6%
              States, municipalities and political
                subdivisions                       -        1         1
              Public utilities                     5        2         7
              Mortgage-backed securities          10       21        31
              All other corporate                 17       38        55
                                                  32%      68%      100%

           "Investing activities" related to fixed maturity investments in AAG's Statement of Cash Flows consisted of the following (in millions):

                                               Held to  Available
                                               Maturity for Sale   Total
              1998
              Purchases                         $   -   ($598.8)  ($598.8)
              Maturities and paydowns            178.1    219.9     398.0
              Sales                               26.3*   151.6     177.9
              1997
              Purchases                         $   -   ($780.9)  ($780.9)
              Maturities and paydowns            105.6     91.8     197.4
              Sales                                 -     393.9     393.9

        * Sold (at a gain of $0.1 million) due to significant deterioration of the issuers' creditworthiness.

        E. Investment in Affiliate

           Investment in affiliate reflects AAG's 4% ownership (2.7 million shares; carrying value of $21.1 million at June 30, 1998) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 33% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.
                                          10
                          AMERICAN ANNUITY GROUP, INC. 10-Q

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


           The market value of AAG's investment in Chiquita was approximately $38 million at June 30, 1998 and $44 million at December 31, 1997.


           Included in equity in Chiquita's 1998 earnings is a $1.0 million gain attributable to Chiquita's issuance of common stock.

        F. Unamortized Insurance Acquisition Costs

           Unamortized insurance acquisition costs consisted of the following (in millions):
                                                       June 30, December 31,
                                                          1998         1997
                Deferred policy acquisition costs       $321.2       $300.6
                Present value of future profits acquired 102.1        102.0
                Unearned revenues                       (137.3)      (141.0)
                                                        $286.0       $261.6
        G. Notes Payable

           Notes payable consisted of the following (in millions):

                                                       June 30, December 31,
                                                          1998         1997

                Direct obligations of AAG               $  1.3       $  1.3
                Obligations of AAG Holding (guaranteed by AAG):
                  6-7/8% Senior Notes due 2008           100.0           -
                  Unsecured Bank Credit Line due 2003     57.0           -
                  Secured Bank Credit Line due 1999         -          75.0
                  Unsecured Bank Credit Line due 1998       -          32.0
                  11-1/8% Senior Subordinated Notes due 2003-          24.1
                Other subsidiary debt                      3.1          3.4
                     Total                              $161.4       $135.8

           In January 1998, AAG Holding replaced its existing bank lines with a new $200 million unsecured credit agreement. Loans under the credit agreement mature from 2000 to 2003 and bear interest at floating rates based on prime or Eurodollar rates. In February 1998, AAG Holding borrowed $50 million under the new credit line and retired its 11-1/8% Notes realizing a pretax extraordinary loss of $1.2 million; included in the Notes retired by AAG Holding was approximately $24.3 million principal amount of 11-1/8% Notes previously acquired by AAG and GALIC.

           In June 1998, AAG Holding sold $100 million principal amount of 6-7/8% Senior Notes due 2008 and used the net proceeds to repay outstanding indebtedness under the unsecured bank credit line.

           At June 30, 1998, scheduled principal payments on debt for the remainder of 1998 and the subsequent five years were as follows (in millions):

                        1998      1999      2000      2001      2002      2003

                        $0.4      $0.8      $0.8      $0.6      $0.5     $57.5


           At June 30, 1998 and December 31, 1997, the weighted average interest rate on amounts borrowed under AAG Holding's bank credit lines was 6.16% and 6.80%, respectively.

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

        Date of                                                 Optional
        Issuance       Issue (Maturity Date)     Amount         Redemption
                                                                 Dates
        November 1996   9-1/4% TOPrS* (2026)   75,000,000       On or after
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

           In March 1997, AAG retired all of its outstanding Series B Preferred Stock for approximately $47 million.

           At June 30, 1998, there were 3.0 million shares of AAG Common Stock reserved for issuance under AAG's Employee Stock Option Plan. Under the Stock Option Plan, the exercise price of each option equals the market price of AAG Common Stock at the date of grant. Options become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

           "Retained earnings since January 1, 1993" reflects accumulated changes in AAG's retained earnings since its acquisition of GALIC.

           The change in net unrealized gains on marketable securities for the six months ended June 30 included the following (in millions):

                                          1998                1997
                                  Pretax Taxes   Net  Pretax Taxes  Net
           Unrealized holding
           gains (losses) on
             securities arising
            during the period      $12.4 ($4.3) $8.1  $17.4 ($6.1)$11.3
           Less reclassification
            adjustment for gains
                realized in
                net income          (2.6)  0.9  (1.7)  (0.2)  0.1  (0.1)
           Change in net
            unrealized gains on
             marketable securities  $9.8 ($3.4) $6.4  $17.2 ($6.0) $11.2

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

        K. Additional Information

           Statutory Information of Great American Life Insurance Company Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, AAG's primary insurance subsidiary, were as follows (in millions):

                                             June 30, December 31,
                                                1998         1997
                Capital and surplus           $324.6       $317.0
                Asset valuation reserve         61.7         64.7
                Interest maintenance reserve    23.1         23.9

                                           Six months ended June 30,
                                                1998         1997

                Pretax income from operations  $38.7        $45.5
                Net income from operations      30.8         34.4
                Net income                      29.1         35.5

            The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income for the year ended December 31, 1997, GALIC may pay $73.6 million in dividends in 1998 without prior approval. In the first six months of 1998, AAG received $16.0 million in capital distributions from GALIC.

        L. Subsequent Events

           In July 1998, AAG reached a definitive agreement to sell its funeral services division to Service Corporation International for $164 million in cash. This division includes American Memorial Life Insurance Company and Arkansas National. At June 30, 1998, the carrying value of the funeral services division was approximately $125 million. In August 1998, AAG executed an agreement to acquire Old Republic Life Insurance Company of New York for approximately $25 million. Completion of these transactions which are expected to occur in the fourth quarter of 1998, are subject to certain conditions, including receipt of regulatory approvals.
                                         13

                          AMERICAN ANNUITY GROUP, INC. 10-Q

                         Management's Discussion and Analysis
                   of Financial Condition and Results of Operations


        GENERAL

        American Annuity Group, Inc. ("AAG" or "the Company") and its subsidiary, AAG Holding Company, Inc., are organized as holding companies with nearly all of their operations being conducted by their subsidiaries. These companies, however, have continuing expenditures for administrative expenses, corporate services, satisfaction of liabilities in connection with discontinued operations and for the payment of interest and principal on borrowings and stockholder dividends.

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

        LIQUIDITY AND CAPITAL RESOURCES

        Ratios AAG's ratio of earnings to fixed charges exceeds 5 times. Its proforma ratio of consolidated debt to capital at June 30, 1998 was 17%. Proforma consolidated debt includes the Company's notes payable and its Remarketed Par Securities ("ROPES"), net of approximately $95 million of unrestricted cash and marketable investments on hand at AAG (parent). Capital represents the sum of proforma consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains).

        The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 1998, the capital ratios of each of AAG's principal insurance subsidiaries was at least 4.3 times its authorized control level RBC.

        Sources and Uses of Funds The ability of AAG and AAG Holding to pay interest and principal on debt, dividends on preferred securities, obligations related to discontinued manufacturing operations and other holding company costs is largely dependent upon payments from its principal subsidiary, Great American Life Insurance Company ("GALIC"), in the form of capital distributions. The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. In the first six months of 1998, GALIC made $16 million in such payments; the maximum amount of dividends payable by GALIC during the remainder of 1998 without prior regulatory approval is $58 million.

        Since year end 1996 (through June 1998), AAG has retired $65 million principal amount of its public debentures and $49 million of preferred stock. In addition, AAG acquired Great American Life Assurance Company of Puerto Rico, Inc. ("GA Life") for approximately $50 million in December 1997. AAG funded these outlays with issuances of trust preferred securities, bank borrowings, dividends from GALIC and cash on hand. The March 1998 acquisition of Arkansas National Life Insurance Company was completed using cash on hand at GALIC.

                          AMERICAN ANNUITY GROUP, INC. 10-Q

                         Management's Discussion and Analysis
             of Financial Condition and Results of Operations - Continued


        In June 1998, AAG Holding retired $100 million of its bank line using proceeds from a public debt offering.

        Including cash and investments on hand and the unused availability under a bank line of credit, AAG and AAG Holding had more than $230 million of liquidity at August 1, 1998. In July 1998, AAG announced an agreement to sell its funeral services division for $164 million in cash. The majority of the proceeds will be received by AAG's insurance subsidiaries. The ultimate use of these proceeds has not been determined. Based upon the current level of operations and anticipated growth, AAG believes that it will have sufficient resources to meet its liquidity requirements.

        Investments Insurance laws restrict the types and amounts of investments which are permissible for life insurers. These restrictions are designed to ensure the safety and liquidity of insurers' investment portfolios. The NAIC has developed a model investment law which management believes will not have a material impact on AAG's operations.

        The NAIC assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio by NAIC designation (and comparable Standard & Poor's Corporation rating) as of June 30, 1998:

             NAIC                                        % of Total
             Rating   Comparable S&P Rating             Market Value
                1     AAA, AA, A                               67%
                2     BBB                                      25
                           Total investment grade              92
                3     BB                                        4
                4     B                                         3
                5     CCC, CC, C                                1
                6     D                                         -
                           Total non-investment grade           8
                           Total fixed maturities             100%

        Management believes that the high credit quality of AAG's investment portfolio should generate a stable and predictable investment return.

        AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at June 30, 1998. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities.

        At June 30, 1998, AAG had less than 2% of total assets invested in mortgage loans and real estate, the majority of which had been acquired within the last five years.

        At June 30, 1998, AAG's mortgage-backed securities ("MBSs") portfolio represented less than one-third of fixed maturity investments. AAG invests primarily in MBSs which have a lower risk of prepayment. In addition, the majority of MBSs held by AAG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

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

        Uncertainties
             Contingencies A managing general agency which produced less than 10% of GALIC's premiums in the first six months of 1997 was named a defendant in a lawsuit filed in July 1996 by two regulatory agencies in California. The managing general agency has settled the allegations brought against it by agreeing, among other things, to modify certain sales practices. The regulatory agencies have taken a position that GALIC may be responsible for certain acts of its insurance agents in connection with the sale of GALIC's annuities. GALIC is engaged in discussions with the regulatory agencies to resolve this matter. This agent no longer markets products for GALIC. The ultimate outcome is not expected to have a material adverse impact on the financial condition of the Company.

        RESULTS OF OPERATIONS

        General    The operations of GA Life and Arkansas National are
        included in AAG's consolidated financial statements from their dates of acquisition in December 1997 and March 1998, respectively.

        The Company's principal products are its fixed annuities Single Premium Deferred Annuities ("SPDAs") and Flexible Premium Deferred Annuities ("FPDAs"). The following table summarizes AAG's premiums for annuities and other forms of life and health insurance (in millions):

                                         Three months ended   Six months ended
                                               June 30,           June 30,
                                              1998   1997        1998   1997
           Retirement Annuities:
             SPDAs                            $ 69   $ 57        $121   $127
             FPDAs - renewal                    41     46          79     89
             FPDAs - first year                 10     10          17     18
             Variable annuities
               - flexible premium                4      -           8      1
             Variable annuities
               - single premium                 16      9          29     15
           Pre-need life insurance              26     16          49     29
           Pre-need annuities                    7     11          15     23
           Other life insurance                 17      5          35     11
           Accident and health insurance         5      5          10     10
             Total premiums                   $195   $159        $363   $323

        AAG's growth in total premiums is attributable to acquisitions as well as the introduction of new fixed and variable products.

        Pretax Operating Earnings Pretax earnings from operations (before realized gains (losses) and equity in net earnings of affiliate) for the second quarter and first six months of 1998 were $28.6 million and $54.1 million, respectively, compared to $24.5 million and $48.6 million for the same periods in 1997.

                          AMERICAN ANNUITY GROUP, INC. 10-Q

                         Management's Discussion and Analysis
             of Financial Condition and Results of Operations - Continued


        Net Investment Income Net investment income increased 6% in both the second quarter and first six months of 1998 compared to the same periods in 1997 due primarily to an increase in the Company's average fixed maturity investment base. This increase was partially offset by decreasing market interest rates. Investment growth resulted from acquisitions, internal cash flow generated by AAG's insurance operations and the investment of a portion of the proceeds from the issuance of trust preferred securities. Investment income is shown net of investment expenses of $1.5 million in 1998 and $2.0 million in 1997. Lower investment expenses in 1998 reflect a decrease in fees charged by an affiliate.

        Life, Accident and Health Premiums and Benefits   Increases in life,
        accident and health premiums and benefits reflect primarily the acquisition of GA Life and increased sales of pre-need life insurance.

        Equity in Net Earnings of Affiliate Equity in net earnings of affiliate represents AAG's proportionate share of the results of Chiquita Brands International. Chiquita reported net income for the second quarter and first six months of 1998 of $53 million and $94 million, respectively, compared to $41 million and $84 million for the same periods in 1997. Included in equity in Chiquita's 1998 earnings are gains attributable to Chiquita's issuance of common stock.

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

        Amortization of Insurance Acquisition Costs   Amortization of
        insurance acquisition costs includes certain commissions on sales of life insurance products. The increase in 1998 reflects the acquisition of GA Life as well as increased sales of pre-need life insurance products. The costs in the second quarter and the first six months of 1998 also include amortization of the present value of future profits of businesses acquired amounting to $2.4 million and $4.8 million, respectively, compared to $1.8 million and $3.7 million for the same periods in 1997.

        Trust Preferred Distribution Requirement Trust preferred distribution requirement represents amounts accrued on preferred securities issued by subsidiaries of AAG Holding in 1997 and 1996. A portion of the proceeds from these issuances was used to retire debt.

        Interest and Other Debt Expenses   AAG's interest expense increased
        slightly in 1998. During 1997 and 1998 the Company replaced higher coupon public debt with significantly lower interest rate bank debt. This decrease in average rates was offset by higher average debt, which resulted primarily from funds borrowed to acquire GA Life.

        Other Expenses   Increases in other expenses reflect (i) the
        acquisitions of GA Life and Arkansas National, (ii) higher depreciation and amortization costs and (iii) increases in personnel costs.

        Extraordinary Item   Extraordinary item reflects AAG's losses, net of
        tax, on prepayment of its debt.

                          AMERICAN ANNUITY GROUP, INC. 10-Q

                         Management's Discussion and Analysis
             of Financial Condition and Results of Operations - Continued


        New Accounting Standards to be Implemented   The Financial Accounting
        Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is scheduled to become effective during the fourth quarter of 1998. The implementation of SFAS No. 131 will have no effect on AAG's financial position or net income.

        Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," was issued during the second quarter of 1998. The SOP is effective for fiscal years beginning after December 15, 1998, and requires that costs of start-up activities be expensed as incurred. The SOP requires that unamortized balances of previously deferred costs be expensed no later than the first quarter of 1999 and reported as the cumulative effect of a change in accounting principle. AAG had $11 million in capitalized start-up costs at June 30, 1998.

                          AMERICAN ANNUITY GROUP, INC. 10-Q
                                       PART II
                                  OTHER INFORMATION


                                        ITEM 4

                 Submissions of Matters to a Vote of Security Holders

        The Registrant's Annual Stockholders' Meeting was held May 19, 1998. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. All of the nominees for director proposed by the Registrant were elected to the Board of Directors.

        In addition to the election of directors, stockholders also voted to approve an amendment to the AAG 1994 Stock Option Plan to increase the maximum number of options to be granted from 2,000,000 to 3,000,000 [Proposal 2]. The votes cast for, against, and the number withheld or abstentions as to each matter voted on at the 1998 Annual Meeting is set forth below:

                                                             Withheld/
                                For          Against           Abstain
        Election of Directors:
          Carl H. Lindner     41,214,965          NA          13,786
          S. Craig Lindner    41,215,003          NA          13,748
          Robert A. Adams     41,217,839          NA          10,912
          John T. Lawrence III41,219,705          NA           9,046
          A. Leon Fergenson   41,217,522          NA          11,229
          Ronald G. Joseph    41,219,965          NA           8,786
          William R. Martin   41,218,887          NA           9,864
        Proposal 2            39,818,864   1,384,263          25,624

        NA - Not Applicable

                                        ITEM 5

                                  Other Information

        Stockholder Proposals

        The Proxy Form used by the Company for its Annual Meeting of Stockholders typically grants authority to management's proxies to vote in their discretion on any matters that come before the Meeting as to which adequate notice has not been received. In order for a notice to be deemed adequate for the 1999 Annual Meeting, it must be received by February 15, 1999. In order for a proposal to be considered for inclusion in the Company's proxy statement for that Meeting, it must be received by December 1, 1998.

                                        ITEM 6

                           Exhibits and Reports on Form 8-K

        (a) Exhibit 27 - Financial Data Schedule as of June 30, 1998. For submission in electronic filing only.

        (b)   Report on Form 8-K - None.
                                          19


                          AMERICAN ANNUITY GROUP, INC. 10-Q
                                       PART II
                                  OTHER INFORMATION


                                      Signature


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                           American Annuity Group, Inc.


        August 14, 1998                    BY:/s/William J. Maney
                                              William J. Maney
                                              Senior Vice President, Treasurer
                                               and Chief Financial Officer
                                          20