Form 10-Q
period 1998-09-30
AMERICAN ANNUITY GROUP INC
filed 1998-11-16
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549


                                      FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


          For the Quarterly Period Ended                       Commission
          September 30, 1998                                   File
                                                               No. 1-11632



                             AMERICAN ANNUITY GROUP, INC.



          Incorporated under                            IRS  Employer
          the Laws of Delaware                          No. 06-1356481





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



          As of November 1, 1998, there were 42,683,595 shares of the Registrant's Common Stock outstanding.




                                     Page 1 of 23


                          AMERICAN ANNUITY GROUP, INC. 10-Q
                                        PART I
                                FINANCIAL INFORMATION

                    AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                (Dollars in millions)

                                                   September 30,December31,
                                                           1998        1997
          Assets
            Investments:
              Fixed maturities:
                Held to maturity - at amortized cost
                 (market - $2,047.6 and $2,340.6)        $1,942.9 $2,276.4
            Available for sale - at market
                 (amortized cost - $3,802.2 and $3,922.0)
                                                          4,035.1  4,099.4
              Equity securities - at market
                 (cost - $41.6 and $30.9)                    81.2     83.0
              Investment in affiliate                        20.4     16.8
              Mortgage loans on real estate                  41.4     52.1
              Real estate                                    49.9     42.0
              Policy loans                                  221.2    241.0
              Short-term investments                         54.7     13.9
                Total investments                         6,446.8  6,824.6

            Cash                                            139.1     36.8
            Accrued investment income                        96.7    101.6
            Unamortized insurance acquisition costs, net    236.1    261.6
            Other assets                                    153.6    185.2
            Assets held in separate accounts                 84.9    300.5

                                                         $7,157.2 $7,710.3

          Liabilities and Capital
             Annuity benefits accumulated                $5,424.7 $5,528.1
            Life, accident and health reserves              339.6    709.9
            Notes payable                                   161.2    135.8
            Payable to affiliates, net                       53.4     35.8
            Deferred taxes on unrealized gains               82.3     71.8
            Accounts payable, accrued expenses and other
              liabilities                                   103.1    119.5
            Liabilities related to separate accounts         84.9    300.5
                Total liabilities                         6,249.2  6,901.4

            Mandatorily redeemable preferred securities
              of subsidiary trusts                          225.0    225.0

            Stockholders' Equity:
              Common Stock, $1 par value
                -100,000,000 shares authorized
                - 42,839,057 and 43,199,147
                   shares outstanding                        42.8     43.2
              Capital surplus                               359.8    368.0
              Accumulated deficit at December 31, 1992     (212.6)  (212.6)
              Retained earnings since January 1, 1993       336.0    252.1
              Unrealized gains on
                marketable securities, net                  157.0    133.2
                Total stockholders' equity                  683.0    583.9


                                                         $7,157.2 $7,710.3

                          AMERICAN ANNUITY GROUP, INC. 10-Q

                    AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED INCOME STATEMENT
                       (In millions, except per share amounts)


                                       Three months ended Nine months ended
                                             September 30    September 30,
                                             1998     1997    1998    1997
          Revenues:
            Life, accident and
              health premiums              $ 50.4   $ 32.1  $145.7   $84.8
           Net investment income            129.8    126.7   387.7   369.4
            Realized gains on
              sales of investments            4.0      1.5    15.7     1.7
            Gain on sale of
              subsidiaries                   21.6       -     21.6      -
            Equity in net earnings
              (loss) of affiliate            (0.6)    (1.5)    4.0     1.8
            Other income                      4.4      2.9    11.4     8.2
                                            209.6    161.7   586.1   465.9

          Costs and Expenses:
            Annuity benefits                 64.5     72.9   204.7   212.3
            Life, accident and
              health benefits                40.5     28.2   115.2    78.2
            Insurance acquisition
              expenses                       19.5      7.6    49.4    23.8
            Trust preferred distribution
              requirement                     4.8      4.7    14.3    10.7
            Interest and other
              debt expenses                   2.8      1.9     8.0     6.9
            Provision for
              relocation expenses              -       4.0      -      4.0
            Other expenses                   22.5     18.7    69.1    54.2
                                            154.6    138.0   460.7   390.1

          Income before income taxes
            and extraordinary item           55.0     23.7   125.4    75.8
          Provision for income
           taxes                             17.7      7.3    40.7    23.7

          Income before
            extraordinary item               37.3     16.4    84.7    52.1

          Extraordinary item -
           loss on prepayment of debt          -      (1.5)   (0.8)   (1.5)

          Net Income                       $ 37.3   $ 14.9  $ 83.9   $ 50.6


            Preferred dividend requirement     -        -       -      1.0

            Net income applicable
              to Common Stock              $ 37.3   $ 14.9  $ 83.9   $49.6
            Average number of common shares:
              Basic                          43.0     43.2    43.1    43.2
              Diluted                        43.7     43.8    43.8    43.6

          Basic earnings (loss) per common share:
            Before extraordinary item       $0.87    $0.38   $1.97   $1.18
            Loss on prepayment of debt         -     (0.03)  (0.02)  (0.03)
            Net income                      $0.87    $0.35   $1.95    $1.15

          Diluted earnings (loss) per common share:
            Before extraordinary item       $0.85    $0.37   $1.93   $1.17
            Loss on prepayment
               of debt                         -     (0.03)  (0.02)  (0.03)
            Net income                      $0.85    $0.34   $1.91   $1.14

                          AMERICAN ANNUITY GROUP, INC. 10-Q

                    AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (In millions)

                                                       Nine months ended
                                                         September 30,
                                                             1998 1997
          Preferred Stock:
            Balance at beginning of period               $   -      $ 49.0
            Preferred Stock retired                          -       (49.0)
              Balance at end of period                   $   -      $   -

          Common Stock:
            Balance at beginning of period               $ 43.2     $ 43.3
            Common Stock retired                           (0.4)      (0.1)
              Balance at end of period                   $ 42.8     $ 43.2


          Capital Surplus:

            Balance at beginning of period               $368.0     $358.5
            Common Stock issued                             0.4        0.2
            Common Stock retired                           (8.6)      (0.7)
            Preferred Stock retired                          -         2.0
            Preferred dividends declared                     -        (1.0)
              Balance at end of period                   $359.8     $359.0


          Accumulated Deficit at December 31, 1992      ($212.6)   ($212.6)


          Retained Earnings Since January 1, 1993:
            Balance at beginning of period              $ 252.1     $186.5
            Net income                                     83.9       50.6
              Balance at end of period                   $336.0     $237.1


          Unrealized Gains, Net:
            Balance at beginning of period               $133.2     $ 61.8
            Change during period                           23.8       57.2
              Balance at end of period                   $157.0     $119.0



          Comprehensive Income:
            Net income                                   $ 83.9     $ 50.6
            Other comprehensive income -
              change in net unrealized
              gains on marketable securities               23.8       57.2

              Comprehensive income                       $107.7     $107.8


                          AMERICAN ANNUITY GROUP, INC. 10-Q

                    AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (In millions)

                                                         Nine months ended
                                                           September 30,

                                                             1998     1997
          Cash Flows from Operating Activities:
            Net income                                     $ 83.9   $ 50.6
            Adjustments:
              Extraordinary loss on prepayment of debt        0.8      1.5
              Increase in life, accident
                 and health reserves                         45.1     24.7
              Benefits to annuity policyholders             204.7    212.3
              Amortization of deferred
                policy acquisition costs
                and present value of future
                profits acquired                             39.5     21.2
              Equity in net earnings of affiliate            (4.0)    (1.8)
              Depreciation and amortization                   7.1      3.8
              Realized gains on sales of investments        (15.7)    (1.7)
              Gain on sale of subsidiaries                  (21.6)      -
              Increase in insurance acquisition costs       (87.4)   (52.5)
              Increase in accrued investment income          (3.6)    (4.5)
              Increase in other assets                      (24.8)   (20.2)
              Increase in other liabilities                  22.2     16.0
              Other, net                                    (21.1)   (13.5)
                                                            225.1    235.9

          Cash Flows from Investing Activities:
            Purchases of and additional investments in:
              Fixed maturity investments                   (838.8)(1,037.3)
              Equity securities                             (17.0)    (7.6)
              Real estate, mortgage loans and
              other assets                                  (18.6)    (8.6)
              Affiliates                                       -      (4.9)
            Purchase of subsidiaries, net
              of cash acquired                               (9.5)      -
            Maturities and redemptions of
              fixed maturity investments                    546.2    290.1
            Sales of:
              Subsidiaries                                  164.6       -
              Fixed maturity investments                    268.3    480.7
              Equity securities                               5.1      5.3
              Real estate, mortgage loans
                and other assets                             22.5      7.9
            Cash and short-term investments
               of subsidiaries sold                         (40.5)      -
            Decrease (increase) in policy loans               0.8     (2.9)
                                                             83.1   (277.3)

          Cash Flows from Financing Activities:
            Fixed annuity receipts                          358.7    369.7
            Annuity surrenders, benefits
              and withdrawals                              (538.9)  (439.8)
            Additions to notes payable                      150.0     63.0
            Reductions of notes payable                    (125.9)   (94.7)
            Issuance of trust preferred securities             -     149.3
            Retirement of Common Stock                       (9.0)    (0.8)
            Retirement of Preferred Stock                      -     (47.0)
            Cash dividends paid                                -      (1.0)
                                                           (165.1)    (1.3)

          Net increase (decrease) in cash
             and short-term investments                     143.1    (42.7)

          Cash and short-term investments
             at beginning of period                          50.7     84.1
          Cash and short-term investments
             at end of period                              $193.8   $ 41.4


                          AMERICAN ANNUITY GROUP, INC. 10-Q

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          A. Description of the Company

             American Annuity Group, Inc. ("AAG" or "the Company") markets retirement products, primarily fixed and variable annuities, and various forms of life and supplemental health insurance on a nationwide basis through independent agents, payroll deduction plans, financial institutions and in-home sales.


             American Financial Group, Inc. ("AFG") and its subsidiaries owned 82% of AAG's Common Stock at November 1, 1998.

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

          Insurance Acquisition Expenses Insurance acquisition expenses consist primarily of deferred policy acquisition costs and the present value of future profits on business in force of acquired insurance companies. In addition, certain marketing and commission costs are expensed as paid and included in insurance acquisition expenses.

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

                          AMERICAN ANNUITY GROUP, INC. 10-Q

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


             These amounts are amortized with interest over the estimated remaining life of the acquired policies for annuities and universal life products and over the expected premium paying period for traditional life and health insurance products.

             Start-up Costs Certain costs associated with introducing new products and distribution channels are deferred and amortized on a straight-line basis over five years. See Management's Discussion and Analysis - "New Accounting Standards to be Implemented."

             Annuity Benefits Accumulated Annuity receipts and benefit payments are recorded as increases or decreases in "annuity benefits accumulated" rather than as revenue and expense.

             Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.

             Life, Accident and Health Reserves Liabilities for future policy benefits under traditional life, accident and health policies are computed using the net level premium method.
             Computations are based on anticipated investment yields, mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves are modified as necessary to reflect actual experience and developing trends.

             The   liability  for  future   policy  benefits  for  interest
             sensitive  life   policies  is  equal  to   the  sum  of   the
             accumulated fund balances under such policies.

             Assets Held In and Liabilities Related To Separate Accounts Separate account assets and related liabilities represent variable annuity deposits and, in 1997, include deposits maintained by several banks under a previously offered tax-deferred annuity program, which was part of the Funeral Services Division.

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


          C. Acquisitions and Sales of Subsidiaries

             In December 1997, AAG acquired Great American Life Assurance Company of Puerto Rico, Inc. ("GA Life", formerly General Accident Life Assurance Company of Puerto Rico, Inc.) for approximately $50 million in cash.

             On September 30, 1998, AAG sold its Funeral Services Division ("FSD") for approximately $165 million in cash realizing a $14.8 million after tax gain. This division included American Memorial Life Insurance Company and Arkansas National Life Insurance Company and had assets of approximately $1 billion. Proforma operations for AAG, assuming the sale had taken place at the beginning of each period presented, were as follows (in millions):

                                        Proforma Adjustments
           Nine months
           ended
           September                          Gain on   Use of
           30, 1998        Historical  (FSD)1    Sale Proceeds      Adjusted
           Revenues:
           Life, accident
           and health
           premiums         $145.7    ($ 78.6)   $ -    $  -         $ 67.1
           Net investment
           income            387.7      (30.7)     -      8.0         365.0
           Realized gains
           on sales of
           investments        15.7       (0.5)     -       -           15.2
           Gain on sale of
           subsidiaries       21.6         -    (21.6)     -             -
           Equity in net
            earnings of
           affiliate           4.0         -       -       -            4.0
           Other income       11.4       (2.2)     -       -            9.2
                             586.1     (112.0)   (21.6)   8.0         460.5
          Costs and Expenses:
            Annuity benefits 204.7      (4.3)      -       -          200.4
            Life, accident
             and health
              benefits       115.2     (72.9)      -       -           42.3
            Insurance
             acquisition
             expenses         49.4     (16.2)      -       -           33.2
          Trust preferred
            distribution
             requirement      14.3        -        -       -           14.3
          Interest and
           other debt
            expenses           8.0        -        -       -            8.0
          Other expenses      69.1      (7.3)      -       -           61.8
                             460.7    (100.7)      -       -          360.0

          Income before
           income taxes      125.4     (11.3)    (21.6)   8.0         100.5
          Provision for
           income taxes       40.7      (4.2)     (6.8)   2.8          32.5

          Income from
           continuing
           operations        $ 84.7  ($  7.1)   ($14.8)  $5.2         $ 68.0

          Basic earnings per common share:
          Operations          $1.33                                    $1.29
          Realized gains
           (including
           sale of FSD)        0.58                                     0.23
          Equity in net
           earnings of
           affiliate           0.06                                     0.06
          Income from
           continuing
           operations         $1.97                                    $1.58


          Diluted earnings per common share:
            Operations        $1.30                                    $1.26
            Realized gains
           (including sale
            of FSD)            0.57                                     0.23
            Equity in net
             earnings of
             affiliate         0.06                                     0.06
            Income from
             continuing
              operations      $1.93                                    $1.55

           (1)   Reflects  results of  operations  of the  Funeral Services
          Division.
           (2) Assumes the after tax proceeds (approximately $145 million) from the sale were invested at the beginning of 1998 earning 7.4%.

                          AMERICAN ANNUITY GROUP, INC. 10-Q

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


                                                Proforma Adjustments

          Year ended                                  Use of
          December 31, 1997  Historical   FSD(1)    Proceeds(2)     Adjusted
          Revenues:
          Life, accident and
            health premiums    $121.5    ($ 77.7)       $   -      $ 43.8
          Net investment
            income              494.3      (36.0)         10.7      469.0
          Realized gains on
           sales of investments   5.2        0.1            -         5.3
          Equity in net earnings
            of affiliate          0.8         -             -         0.8
           Other income          12.4       (2.1)           -        10.3
                                634.2     (115.7)         10.7      529.2
          Costs and Expenses:
           Annuity benefits     278.8       (4.4)           -       274.4
           Life, accident
            and health
            benefits            110.1      (76.4)           -        33.7
          Insurance acquisition
            expenses             36.3      (13.8)           -        22.5
            Trust preferred
             distribution
              requirement        15.5         -             -        15.5
          Interest and other
           debt expenses          8.9         -             -         8.9
          Provision for
           relocation
            expenses              4.0         -             -         4.0
          Other expenses         76.4       (7.5)           -        68.9
                                530.0     (102.1)           -       427.9

          Income before
           income taxes         104.2      (13.6)         10.7      101.3
          Provision for
           income taxes          32.8       (4.8)          3.7       31.7

          Income from
           continuing
           operations          $ 71.4    ($  8.8)        $ 7.0     $ 69.6

          Preferred dividend
           requirement           1.0          -             -         1.0

          Basic earnings per common share:
           Operations          $1.54                                $1.50
           Realized gains       0.08                                 0.08
           Equity in net
           earnings of
            affiliate           0.01                                 0.01
           Income from
             continuing
             operations        $1.63                                $1.59

          Diluted earnings per common share:
            Operations         $1.52                                $1.48
            Realized gains      0.08                                 0.08
            Equity in net
             earnings of
             affiliate          0.01                                 0.01
           Income from
            continuing
             operations        $1.61                                $1.57


          (1) Reflects results of operations of Funeral Services Division.
          (2) Assumes the after tax proceeds (approximately $145 million) from the sale were invested at the beginning of 1997 earning 7.4%.

                          AMERICAN ANNUITY GROUP, INC. 10-Q

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


          D. Investments

             The carrying value of AAG's fixed maturity portfolio was comprised of the following at September 30, 1998:

                                                  Held to  Available
                                                  Maturity for Sale Total
          U. S. Government and government
           agencies and authorities                  -%        4%   4%
          States, municipalities and political
               subdivisions                          *         1    1
          Public utilities                           6         2    8
          Mortgage-backed securities                 9        21    30
          All other corporate                       18        39    57
                                                    33%       67%  100%
          * less than 1%

             "Investing activities" related to fixed maturity investments in AAG's Statement of Cash Flows consisted of the following (in millions):

                                      Held to    Available
                                     Maturity    for Sale     Total
           1998
          Purchases                  $ -        ($  838.8)  ($838.8)
          Maturities and paydowns   233.7           312.5     546.2
          Sales                      32.3*          236.0     268.3

          1997
          Purchases                  $ -       ($1,037.3) ($1,037.3)
          Maturities and paydowns   140.0          150.1      290.1
          Sales                        -           480.7      480.7

* Sold (at a gain of $0.6 million) due to significant deterioration of the issuers' creditworthiness.

          E. Investment in Affiliate

             Investment in affiliate reflects AAG's 4% ownership (2.7 million shares; carrying value of $20.4 million at September 30, 1998) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 33% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

             The  market  value  of  AAG's   investment  in  Chiquita   was
             approximately $28 million at September 30, 1998 and $44 million at December 31, 1997.

             Included in equity in Chiquita's 1998 earnings is a $1.0 million gain attributable to Chiquita's issuance of common stock. In November 1998, Chiquita reported that it had incurred significant damage to its operations in Honduras as a result of widespread flooding caused by Hurricane Mitch. Chiquita estimated that its asset write-offs relating to Honduras for its fourth quarter will be in the $50 million range pretax. Accordingly, AAG would record its proportionate share (4%) of any after tax write-off.


                          AMERICAN ANNUITY GROUP, INC. 10-Q

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


          F. Unamortized Insurance Acquisition Costs

             Unamortized insurance acquisition costs consisted of the following (in millions):

                                                  September 30,   December 31,
                                                       1998           1997

          Deferred policy acquisition costs             $301.0     $300.6
          Present value of future profits acquired        66.5      102.0
          Unearned revenues                             (131.4)    (141.0)
                                                        $236.1     $261.6


          G. Notes Payable

             Notes payable consisted of the following (in millions):

                                                   September 30, December 31,
                                                           1998         1997
           Direct obligations of AAG                     $  1.3     $  1.3
           Obligations of AAG Holding
            (guaranteed by AAG):
             6-7/8% Senior Notes due 2008                 100.0         -
             Unsecured Bank Credit Line due 2003           57.0         -
             Secured Bank Credit Line due 1999               -        75.0
             Unsecured Bank Credit Line due 1998             -        32.0
             11-1/8% Senior Subordinated Notes due 2003      -        24.1
                  Other subsidiary debt                     2.9        3.4
                       Total                             $161.2     $135.8

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

             In August 1997, AAG Holding retired its 9-1/2% Senior Notes realizing a pretax extraordinary loss of $2.4 million.

             At September 30, 1998, scheduled principal payments on debt for the remainder of 1998 and the subsequent five years were as follows (in millions):

                1998      1999      2000      2001      2002      2003
                $0.2      $0.8      $0.8      $0.6      $0.5     $57.5

             At September 30, 1998 and December 31, 1997, the weighted average interest rate on amounts borrowed under AAG Holding's bank credit lines was 6.11% and 6.80%, respectively.

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

          Date of                                          Optional
          Issuance      Issue(Maturity Date)     Amount   Redemption Dates
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

               In March 1997, AAG retired all of its outstanding Series B Preferred Stock for approximately $47 million.

               At September 30, 1998, there were 3.0 million shares of AAG Common Stock reserved for issuance under AAG's Employee Stock Option Plan. Under the Stock Option Plan, the exercise price of each option equals the market price of AAG Common Stock at the date of grant. Options become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

          "Retained   earnings  since   January   1,  1993"   reflects
          accumulated changes in AAG's retained earnings since its acquisition of GALIC.

          The change in net unrealized gains on marketable securities for the nine months ended September 30 included the following (in millions):

                                        1998                   1997
                           Pretax      Taxes    Net    Pretax    Taxes   Net
          Unrealized
           holding
          gains on
           securities
           arising
            during
           the period     $65.0      ($21.2)   $43.8    $89.7  ($31.4) $58.3
          Less reclassification
           adjustment for
           investment gains
            realized in net
            income and
            unrealized
            gains of
           subsidiaries
              sold       (30.7)        10.7    (20.0)   (1.7)    0.6   (1.1)
          Change in net
           unrealized
           gains
           on marketable
            securities   $34.3       ($10.5)   $23.8    $88.0  ($30.8) $57.2


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

          K.   Additional Information

               Statutory Information of Great American Life Insurance Company Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, AAG's primary insurance subsidiary, were as follows (in millions):

                                        September 30, December 31,
                                                1998         1997
                Capital and surplus           $319.7       $317.0
                Asset valuation reserve         60.1         64.7
                Interest maintenance reserve    22.3         23.9

                                     Nine months ended September 30,
                                                1998         1997
                Pretax income from operations $106.0        $67.7
                Net income from operations      94.3         51.7
                Net income                      29.8         53.8

              The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income for the year ended December 31, 1997, GALIC may pay $73.6 million in dividends in 1998 without prior approval. In the first nine months of 1998, $27 million of capital distributions were paid to AAG; an additional $45 million was declared and accrued in September 1998.


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

          Year 2000 Status AAG's Year 2000 Project is a corporate-wide program designed to ensure that its computer systems will function properly in the year 2000. The Project also encompasses communicating with agents, vendors, financial institutions and others with which the companies conduct business to determine their Year 2000 readiness and resulting effects on AAG. AAG's Year 2000 Project is being coordinated by its Year 2000 Project Office which monitors the work being performed by the various business units and reports quarterly to the Audit Committee of the Board of Directors and more frequently to senior management.

          To address the Year 2000 problem, AAG's operations have been divided into separate system groups. At September 30, 1998, these groups were in the process of either (i) modifying their software programs or (ii) replacing programs with new software that is Year 2000 compliant. Nearly two-thirds of the groups are "on target" to meet AAG's goal of having program modifications and new software installations substantially completed by the end of 1998, with testing continuing in 1999. About one-third of the groups are being "closely watched" because there is some risk that critical dates in the project schedule may be missed with a potential for some disruption of normal business operations. One group is considered "critical" since it has significantly missed internal project deadlines. This project has recently been reorganized and staffing levels have been increased. The project is being closely monitored and will be reviewed to determine if it can be upgraded to the "closely watched" category during the fourth quarter of 1998.

          As part of the Year 2000 Project, contingency plans will be developed during the next six months in order to mitigate the extent of any potential disruptions to business operations.

          Many of the systems being replaced were planned replacements which were merely accelerated due to the Year 2000 problem. In addition, a significant portion of AAG's Year 2000 Project is being completed using internal staff. Therefore, cost estimates for the Year 2000 Project do not entirely represent incremental costs.

          Since the beginning of 1997, AAG has incurred $8 million in Year 2000 costs, including capitalized costs of $7 million for new systems. During the first nine months of 1998, $1 million in Year 2000 costs have been expensed. AAG estimates that it will incur an additional $11 million of such costs in completing the Project.

          Projected Year 2000 costs and completion dates are based on management's best estimates. However, there can be no assurance that these estimates will be achieved. Should software modifications and new software installations not be completed on a timely basis, the resulting disruptions could have a material adverse affect on operations.

          AAG's operations could also be affected by the inability of third parties such as agents, vendors and policyholders' employers to become Year 2000 compliant.

                          AMERICAN ANNUITY GROUP, INC. 10-Q

                         Management's Discussion and Analysis
             of Financial Condition and Results of Operations - Continued


          Forward-Looking Statements The Private Securities Litigation Reform Act of 1995 encourages corporations to provide investors with information about the Company's anticipated performance and provides protection from liability if future results are not the same as management's expectations. This document contains certain forward-looking statements that are based on assumptions which management believes are reasonable, but, by their nature, inherently uncertain. Future results could differ materially from those projected. Factors that could cause such differences include, but are not limited to: changes in economic conditions, regulatory actions, the Year 2000 issue and competitive pressures. AAG undertakes no obligation to update any forward-looking statements.

          LIQUIDITY AND CAPITAL RESOURCES

          Ratios AAG's ratio of earnings to fixed charges exceeds 6 times. Its proforma ratio of consolidated debt to capital at September 30, 1998 was 16%. Proforma consolidated debt includes the Company's notes payable and its Remarketed Par Securities ("ROPES"), net of unrestricted cash and marketable investments on hand at AAG (parent). Capital represents the sum of proforma consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains).

          The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 1998, the capital ratios of each of AAG's principal insurance subsidiaries was at least 4.4 times its authorized control level RBC.

          Sources and Uses of Funds To pay interest and principal on debt, dividends on preferred securities, obligations related to discontinued manufacturing operations and other holding company costs AAG and AAG Holding use cash and investments on hand as well as payments from their principal subsidiary, Great American Life Insurance Company ("GALIC"), in the form of capital distributions. At September 30, 1998, AAG and AAG Holding had approximately $100 million of cash and investments on hand. The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. In the first nine months of 1998, GALIC made $27 million in such payments; the maximum amount of dividends payable by GALIC during the remainder of 1998 without prior regulatory approval is $47 million.

          Since year-end 1996 (through September 1998), AAG has retired $65 million principal amount of its public debentures and $49 million of preferred stock. In addition, AAG acquired Great American Life Assurance Company of Puerto Rico, Inc. ("GA Life") for approximately $50 million in December 1997. AAG funded these outlays with issuances of trust preferred securities, bank borrowings, dividends from GALIC and cash on hand. GALIC funded its March 1998 acquisition of Arkansas National Life Insurance Company using cash on hand.

          In June 1998, AAG Holding retired $100 million of its bank line using proceeds from a public debt offering.


                          AMERICAN ANNUITY GROUP, INC. 10-Q

                         Management's Discussion and Analysis
             of Financial Condition and Results of Operations - Continued


          Including cash and investments on hand and the unused availability under a bank line of credit, AAG and AAG Holding had more than $240 million of liquidity at November 1, 1998. On September 30, 1998, AAG sold its Funeral Services Division and netted approximately $165 million in cash ($145 million after tax). The majority of the proceeds were received by AAG's insurance subsidiaries. The ultimate use of these proceeds has not been determined. Based upon the current level of operations and anticipated growth, AAG believes that it will have sufficient resources to meet its liquidity requirements.

          Investments Insurance laws restrict the types and amounts of investments which are permissible for life insurers. These restrictions are designed to ensure the safety and liquidity of insurers' investment portfolios. The NAIC has developed a model investment law which management believes will not have a material impact on AAG's operations.

          The NAIC assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio by NAIC designation (and comparable Standard & Poor's Corporation rating) as of September 30, 1998:

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

          AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at September 30, 1998. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities.

          At September 30, 1998, AAG's mortgage-backed securities ("MBSs") portfolio represented less than one-third of its fixed maturity investments. AAG invests primarily in MBSs which have a lower risk of prepayment. In addition, the majority of MBSs held by AAG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

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


                          AMERICAN ANNUITY GROUP, INC. 10-Q

                         Management's Discussion and Analysis
             of Financial Condition and Results of Operations - Continued


          Contingencies A managing general agency which produced less than 7% of GALIC's premiums in the first nine months of 1997 was named a defendant in a lawsuit filed in July 1996 by two regulatory agencies in California. The managing general agency has settled the allegations brought against it by agreeing, among other things, to modify certain sales practices. The regulatory agencies have taken a position that GALIC may be responsible for certain acts of its insurance agents in connection with the sale of GALIC's annuities. GALIC is engaged in discussions with the regulatory agencies to resolve this matter. This agent no longer markets products for GALIC. The ultimate outcome is not expected to have a material adverse impact on the financial condition of the Company.

          RESULTS OF OPERATIONS

          General The operations of GA Life and Arkansas National are included in AAG's consolidated financial statements from their dates of acquisition in December 1997 and March 1998, respectively. On September 30, 1998, the Company sold its Funeral Services Division, which included American Memorial Life Insurance Company and Arkansas National. The results contained herein include the results of this division for all periods presented.

          The Company's principal products are its fixed annuities Single Premium Deferred Annuities ("SPDAs") and Flexible Premium Deferred Annuities ("FPDAs"). The following table summarizes AAG's premiums for annuities and other forms of life and health insurance (in millions):

                                    Three months ended     Nine months ended
                                       September 30,          September 30,
                                         1998       1997    1998      1997
             Retirement Annuities:
              SPDAs                       $ 70      $ 63    $190     $190
              FPDAs - renewal               27        30     106      119
              FPDAs - first year             8         6      25       24
              Variable annuities
               - flexible premium            6         -      14        1
              Variable annuities
               - single premium             21        12      50       27
             Other life insurance           24         6      59       17
             Accident and health insurance   5         5      15       16
               Total premiums
                (excluding Funeral
                 Services Division)        161        122    459      394

             Funeral Services
               Division premiums            36        28     102       79
                 Total premiums           $197      $150    $561     $473

          AAG's growth in total premiums (excluding the Funeral Services Division) is primarily the result of increased sales of variable annuities and the inclusion of premiums from GA Life.

          Pretax Operating Earnings Pretax earnings from operations (before realized gains, equity in results of affiliate and provision for relocation expenses) for the third quarter and first nine months of 1998 were $30.0 million and $84.1 million, respectively, compared to $27.7 million and $76.3 million for the same periods in 1997.

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

                          AMERICAN ANNUITY GROUP, INC. 10-Q

                         Management's Discussion and Analysis
             of Financial Condition and Results of Operations - Continued


          Net Investment Income Net investment income increased 2% in the third quarter and 5% in the first nine months of 1998 compared to the same periods in 1997 due primarily to an increase in the Company's average fixed maturity investment base.

          This increase was partially offset by decreasing market interest rates. Investment growth resulted from acquisitions, internal cash flow generated by AAG's insurance operations and the investment of a portion of the proceeds from the issuance of trust preferred securities. Investment income is shown net of investment expenses of $2.3 million in 1998 and $2.6 million in 1997. Lower investment expenses in 1998 reflect a decrease in fees charged by an affiliate.

          Equity in Net Earnings (Loss) of Affiliate Equity in net earnings (loss) of affiliate represents AAG's proportionate share of the results of Chiquita Brands International. Chiquita reported net income (loss) for the third quarter and first nine months of 1998 of ($11 million) and $83 million, respectively, compared to ($28 million) and $56 million for the same periods in 1997. Included in equity in Chiquita's 1998 earnings are gains attributable to Chiquita's issuance of common stock.

          Annuity Benefits Annuity benefits reflect interest credited to annuity policyholders' funds accumulated. The majority of GALIC's fixed rate annuity products permit GALIC to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. While management believes the recent interest rate environment has contributed to an increase in annuitizations and surrenders, GALIC's persistency rate remains over 87%. A continuation of the current interest rate environment could adversely affect this rate.

          Insurance Acquisition Expenses Insurance acquisition expenses include amortization of deferred acquisition costs as well as certain marketing expenses and commissions on sales of life insurance products. The increase in 1998 reflects the acquisition of GA Life as well as increased sales of pre-need life insurance products. Expenses in the third quarter and the first nine months of 1998 also include amortization of the present value of future profits of businesses acquired amounting to $2.9 million and $7.7 million, respectively, compared to $1.7 million and $5.4 million for the same periods in 1997.

          Trust Preferred Distribution Requirement Trust preferred distribution requirement represents amounts accrued on preferred securities issued by subsidiaries of AAG Holding in 1997 and 1996. A portion of the proceeds from these issuances was used to retire debt.

          Interest  and Other  Debt  Expenses       AAG's interest  expense
          increased 16% in 1998. During 1997 and 1998 the Company replaced higher coupon public debt with significantly lower interest rate bank debt. This decrease in average rates was offset by higher average debt, which resulted primarily from funds borrowed to acquire GA Life.

          Provision for Relocation Expenses In the third quarter of 1997, AAG began relocating most of the operations of Loyal American Life Insurance Company from Mobile, Alabama to Cincinnati, Ohio to more closely coordinate its efforts with those of other AAG operations. The estimated cost of the relocation ($4.0 million) was expensed in the third quarter of 1997. The relocation was substantially completed in the first quarter of 1998.

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

          Statement of Position  ("SOP") 98-5, "Reporting  on the Costs  of
          Start-Up Activities," was issued during the second quarter of 1998. The SOP is effective for fiscal years beginning after December 15, 1998, and requires that costs of start-up activities be expensed as incurred. The SOP requires that unamortized balances of previously deferred costs be expensed no later than the first quarter of 1999 and reported as the cumulative effect of a change in accounting principle. AAG had approximately
          $8 million in capitalized start-up costs at September 30, 1998.

                          AMERICAN ANNUITY GROUP, INC. 10-Q
                                       PART II
                                  OTHER INFORMATION



                                        ITEM 6

                           Exhibits and Reports on Form 8-K

          (a)    Exhibit 27 - Financial  Data Schedule as of  September 30,
          1998.  For submission             in electronic filing only.

          (b)   Report on Form 8-K:

                Date of Report                Items Reported
                October 15, 1998              Sale of Funeral Services
                                               Division

                          AMERICAN ANNUITY GROUP, INC. 10-Q
                                       PART II
                                  OTHER INFORMATION


                                      Signature



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                             American Annuity Group, Inc.


          November 16, 1998                  BY:/s/William J. Maney

                                             William J. Maney
                                             Senior Vice President,
                                             Treasurer and  Chief Financial
                                             Officer

