Form 10-K405
period 1998-12-31
AMERICAN ANNUITY GROUP INC
filed 1999-03-30
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the Fiscal Year Ended                           Commission File
   December 31, 1998                                   No. 1-11632

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

       AAG Holding Company, Inc. (Guaranteed by Registrant):
       6-7/8% Senior Notes due June 1, 2008

   Securities Registered Pursuant to Section 12(g) of the Act:  None

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
   filing requirements for the past 90 days.  Yes  X   No

       Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       As of March 1, 1999, there were 42,484,366 shares of the Registrant's Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates at that date was approximately $161.5 million based upon non-affiliate holdings of 7,424,371 shares and a market price of $21.75 per share.

                       Documents Incorporated by Reference:

       Proxy Statement for the 1999 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).



                           AMERICAN ANNUITY GROUP, INC.

                              INDEX TO ANNUAL REPORT
                                   ON FORM 10-K

   Part I
          Page
   Item 1.       Business
          Introduction                                                  1
          Retirement Products                                           2
          Life, Accident and Health Products                            6
          Sale of Funeral Services Division                             6
          Investments                                                   6
          Independent Ratings                                           8
          Competition                                                   9
          Regulation                                                    9
          Employees                                                    10
          Foreign Operations                                           10
          New Tax Legislation                                          11
   Item 2. Properties                                                  11
   Item 3. Legal Proceedings                                           12
   Item 4. Submission of Matters to a Vote of Security Holders          *

   Part II

   Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters                                        13
   Item 6. Selected Financial Data                                     14
   Item 7. Management's Discussion and Analysis
             of Financial Condition and Results of Operations          15
   Item 7A. Quantitative and Qualitative Disclosures about
            Market Risk                                                **
   Item 8.  Financial Statements and Supplementary Data                23
   Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                   *

   Part III

   Item 10. Directors and Executive Officers of the Registrant         23
   Item 11. Executive Compensation                                     23
   Item 12. Security Ownership of Certain Beneficial Owners
            and Management                                             23
   Item 13. Certain Relationships and Related Transactions             23

   Part IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                             S-1

   (*)  The response to this item is "none".
   (**) Included in Management's Discussion and Analysis of Financial Condition and Results of Operations.



   Forward-Looking Statements The Private Securities Litigation Reform Act of 1995 encourages corporations to provide investors with information about the Company's anticipated performance and provides protection from liability if future results are not the same as management's expectations. This document contains certain forward-looking statements that are based on assumptions which management believes are reasonable, but by their nature, inherently uncertain. Future results could differ materially from those projected. Factors that could cause such differences include, but are not limited to: changes in economic conditions, regulatory actions, the Year 2000 issue and competitive pressures. AAG undertakes no obligation to update any forward-looking statements.

                                      PART I

                                      ITEM 1

                                     Business

   Introduction

   American Annuity Group, Inc. ("AAG" or "the Company"), which was incorporated as a Delaware corporation in 1987, is an 83%-owned subsidiary of American Financial Group, Inc. ("AFG"). AAG is a holding company which markets primarily retirement annuity products as well as life and supplemental health insurance through the following subsidiaries (in millions):
                                                                        1998
                                                                    Statutory
   Subsidiary - year acquired           Principal Products            Premiums
   Great American Life Insurance        Traditional fixed annuities     $301
     Company ("GALIC") - 1992           Equity-indexed annuities          58

   Annuity Investors Life Insurance     Variable annuities                89
     Company ("AILIC") - 1994           Traditional fixed annuities       73

   Loyal American Life Insurance        Supplemental health               20
     Company ("Loyal") - 1995           Supplemental life                 17

   Great American Life Assurance Company
   Life of Puerto Rico, Inc. ("GAPR")
     - 1997                             Life                              37
                                        Supplemental health               11

   GALIC's Life Division (formed
     in 1997)                           Term and universal life           19


   GALIC and AILIC are rated A+ (Strong) by Standard & Poor's. All of the above insurance companies are rated A (Excellent) by A.M. Best and, except for GAPR, all are rated AA- (very high claims paying ability) by Duff & Phelps. GAPR has not been rated by Duff & Phelps.

   Acquisitions in recent years have supplemented AAG's internal growth as the assets of the holding company and its operating subsidiaries have increased from $4.5 billion at the end of 1992 to over $7.1 billion at the end of 1998. Premiums over the last five years were as follows (in millions):

                                                     Premiums*
       Insurance Product                      1998  1997   1996  1995   1994
       Retirement annuities                   $521  $489   $540  $457   $443
       Life and health                         104    42     43     2      2
                                              $625  $531   $583  $459   $445


        * Table does not include premiums of subsidiaries or divisions until their first full year following acquisition or formation. All periods exclude premiums of subsidiaries sold.

   In September 1998, AAG sold its Funeral Services Division. This division, which included American Memorial Life Insurance Company and Arkansas National Life Insurance Company, had assets of approximately $1 billion as of September 30, 1998 and 1997 premiums of $111 million.


   Retirement Products

   AAG's principal retirement products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). Annuities are long-term retirement saving instruments that benefit from income accruing on a tax-deferred basis. The issuer of the annuity collects premiums, credits interest on the policy and pays out a benefit upon death, surrender or annuitization. FPDAs are characterized by premium payments that are flexible in both amount and timing as determined by the policyholder. SPDAs are issued in exchange for a one-time lump-sum premium payment.

   The following table (in millions) presents combined financial information concerning AAG's principal retirement annuity subsidiaries, GALIC and AILIC.


             Generally Accepted Accounting Principles ("GAAP") Basis

                                      1998     1997     1996    1995      1994
     Total assets                   $6,549   $6,289   $5,942  $5,611    $5,053
          Fixed annuity reserves     5,396    5,355    5,211   4,920     4,598
          Variable annuity reserves
       (separate accounts)             120       37        3       -         -
     Stockholder's equity              862      770      658     623       455


                      Statutory Accounting Principles Basis

                                      1998     1997     1996    1995      1994
     Total assets                   $6,159   $5,977   $5,760  $5,417    $5,066
     Fixed annuity reserves          5,538    5,469    5,302   4,977     4,658
     Variable annuity reserves
       (separate accounts)             120       37        3       -         -
     Capital and surplus               350      317      285     273       262
     Asset valuation reserve(a)         63       65       91      90        80
     Interest maintenance reserve(a)    21       24       25      32        28

     Annuity receipts:
       Flexible premium:
              First year            $   45   $   38   $   36  $   42    $   39
         Renewal                       149      160      182     196       208
                                       194      198      218     238       247
       Single premium                  327      291      322     219       196
          Total annuity receipts    $  521   $  489   $  540  $  457    $  443

     (a)  Allocation of surplus.

   Sales of annuities are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level of interest rates; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents;
   (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments and (viii) general economic conditions.


   First year premiums increased in 1997 and 1998 due primarily to the introduction of products linked to the performance of the stock market (equity-indexed and variable annuities). Single premium annuity receipts increased each year except 1997 due primarily to sales of newly introduced products and the development of new distribution channels. This increase more than offset the decline in renewal premiums during that period. Single premium annuity receipts in 1997 reflect the decrease of business written by a single agency from $99 million in 1996 to $23 million in 1997. AAG is no longer writing business through this agency.
   (See Item 3 - "Legal Proceedings".)

   Annuity contracts are generally classified as either fixed rate (including equity-indexed) or variable. With a fixed rate annuity, the interest crediting rate is initially set by the issuer and thereafter may be changed from time to time by the issuer subject to any guaranteed minimum interest crediting rates in the policy. With a variable annuity, the value of the policy is tied to an underlying securities portfolio or underlying mutual funds. The following table presents premiums by classification:

     Premiums                         1998   1997  1996   1995  1994
     Traditional fixed                 72%    83%   98%   100%  100%
     Equity-indexed                    11      8     2      -     -
     Variable                          17      9     *      -     -
                                      100%   100%  100%   100%  100%

     * less than 1%

   The Company seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its fixed rate annuities. AAG accomplishes this by: (i) offering crediting rates which it has the option to change; (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities.

   All of AAG's fixed rate annuities offer a minimum interest rate guarantee of 3% or 4%; the majority permit AAG to change the crediting rate at any time (subject to the minimum guaranteed interest rates). In determining the frequency and extent of changes in the crediting rate, AAG takes into account the economic environment and the relative competitive position of its products.

   Over the last few years, traditional fixed rate annuities have met substantial competition from mutual funds and other equity-based investments. In response, AAG began offering equity-indexed annuities and variable annuities. An equity-indexed fixed annuity provides policyholders with a crediting rate tied, in part, to the performance of an existing stock market index while protecting them against the related downside risk through a guarantee of principal. AAG hedges the equity-based risk component of this product through the purchase of call options on the appropriate index. These options are designed to offset substantially all of the increases in the liabilities associated with equity-indexed annuities. AAG has adopted guidelines for approving counterparties (option issuers), counterparty selection standards and counterparty credit exposure limits. At December 31, 1998, all counterparties to AAG's call options were rated Class 1 by the National Association of Insurance Commissioners ("NAIC").

   Industry sales of variable annuities have increased substantially over the last ten years as investors have sought to obtain the returns available in the equity markets while enjoying the tax-deferred status of annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder. Premiums directed to the variable options in policies issued by AAG are invested in funds managed by various independent investment managers. AAG earns a fee on amounts deposited into variable accounts. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case AAG earns a spread on amounts deposited.

   The following tables present 1998 retirement annuity premium information compared to 1994, and is more fully discussed below.

                          1998  1994                            1998   1994
      Type/Source                                By State
      Qualified             67%   85%            California       29%    21%
      Non-qualified         33    15             Ohio              8      6
                           100%  100%            Florida           5      9
                                                 Massachusetts     5      8
                                                 Washington        5      4
                                                 Texas             5      3
                                                 Minnesota         4      5
      Channel
      MGAs                  80%   89%            North Carolina    4      3
      In-house agents       12     1             Michigan          3      9
      PPGAs                  6     9             New Jersey        3      5
      Brokers/dealers                            All others       29     27
       and other             2     1                             100%   100%
                           100%  100%

   AAG's FPDAs are sold primarily to employees of qualified not-for-profit organizations under Section 403(b) of the Internal Revenue Code. Employees of these organizations are eligible to save for retirement through contributions made on a before-tax basis. Contributions are made at the discretion of the participants through payroll deductions or through tax-free "rollovers" of funds from other qualified investments. Federal income taxes are not payable on contributions or earnings until amounts are withdrawn.

   Historically, the Company's principal marketing focus had been on sales to employees of educational institutions in the kindergarten through high school ("K-12") segment. However, sales of non-qualified annuities have begun to represent an increasing percentage of premiums as AAG has developed products and distribution channels targeted to the non-qualified markets.

   AAG distributes its annuity products through approximately 90 managing general agents ("MGAs") who, in turn, direct approximately 1,000 actively producing independent agents. The Company has developed its business on the basis of its relationships with MGAs and independent agents primarily through a consistent marketing approach and responsive service. One marketing organization wrote approximately one-seventh of AAG's retirement annuity premiums in 1998. No other organization wrote more than 5% in 1998.

   AAG seeks to attract and retain agents who are experienced, highly motivated and who consistently sell a high volume of the types of annuities offered by the Company. Toward this end, AAG maintains a "President's Advisory Council" consisting of leading producers who market primarily AAG products. The President's Advisory Council serves as a major influence on new product design and marketing strategy.

   To extend the distribution of its annuities to a broader customer base, AAG developed a personal producing general agent ("PPGA") distribution system. More than 100 PPGAs are contracted to sell annuities in those territories not served by an MGA.


   Under federal law and the laws of many states, variable annuities are considered securities. As a result, variable annuities can be sold only by agents who possess the requisite securities licenses and are affiliated with a broker/dealer. Accordingly, not all agents who market fixed annuities also market variable annuities.

   In the last several years, AAG has developed several organizations to distribute its financial services and products to markets not previously serviced by AAG's distribution system. AAG Securities, Inc. is a broker/dealer licensed in all 50 states to sell stocks, bonds, options, mutual funds and variable insurance contracts through independent representatives and financial institutions. AAG Securities also acts as the principal underwriter and distributor for the Company's variable annuity products. Retirement Resource Group, Inc. was formed in 1995 to market annuities and investment products to employees of hospitals and not-for-profit organizations.

   AAG designs its products with certain surrender penalties to discourage policyholders from surrendering or withdrawing funds during the first five to ten years after issuance of a policy. Partly due to these features, annuity surrenders have averaged less than 10% of statutory reserves over the past five years.

   Persistency rates reflect the proportion of reserves maintained by the Company and not paid out in the form of surrenders, annuitizations or death benefits. The following table illustrates GALIC's annual persistency rates for its major product groups over the past five years.

                                             Persistency Rates
     Product Group                    1998   1997  1996   1995  1994
     Flexible premium                  88%    89%   90%    91%   93%
     Single premium                    88     90    92     94    94

   Persistency rates are affected by many of the same factors that affect annuity sales (see "Marketing and Distribution"). Although the recent stock market and interest rate environment have affected persistency in the Company's fixed rate annuities, management believes that its persistency rate has benefited from the two-tier design of certain of its products. Two account values are maintained for two-tier annuities -- the annuitization (or upper-tier) value and the surrender (or lower-tier) value. The annuitization value is paid upon a policyholder's death or election to annuitize (withdraw funds in a series of periodic payments for at least the minimum number of years specified in the policy). If a lump-sum payment is chosen by the policyholder, the surrender benefit is paid. GALIC's two-tier annuities are particularly attractive to policyholders who intend to accumulate funds to provide retirement income since the annuitization value is accumulated at competitive long-term interest rates. At December 31, 1998, two-tier annuities accounted for about half of the Company's fixed annuity reserves, compared to over 90% at the beginning of 1994.

   In 1998, approximately 60% of fixed annuity premiums received were on single-tier policies compared to less than 40% in 1994. After the initial surrender charges have been reduced to zero, single-tier annuities carry one value whether the policy is surrendered or annuitized.

   AAG is licensed to sell its fixed annuity products in all 50 states; it is licensed to sell its variable products in all states except Vermont and New Hampshire. At December 31, 1998, AAG had approximately 265,000 annuity policies in force. The retirement products group employs over 700 people in the United States (primarily in Cincinnati) and over 100 programmers and administrative people in India.



   Life, Accident and Health Products

   AAG offers a variety of life, accident and health products through Loyal, GAPR and GALIC's Life Division. This group produced over $100 million of premiums in 1998. At year end 1998 it had assets of over $550 million. It also had more than 500,000 policies and $7.1 billion of life insurance in force.

   Loyal offers a variety of life and supplemental health insurance products that are normally sold on the basis of a fixed dollar amount per pay period. For products sold through payroll deduction plans, the premiums are deducted from the individual's paycheck and remitted to Loyal on a periodic basis. For products sold through credit unions, the premiums are paid on a periodic basis through deductions from the member's credit union account. The principal products sold by Loyal include cancer, universal life, traditional whole life, hospital indemnity and short-term disability insurance. Loyal's marketing strategy emphasizes third party sponsorship to assist in its selling process. In the payroll deduction market, Loyal's products are presented by marketing companies who provide job-site presentations to the employees; premium billings are sent directly to the employer for processing and remittance. With credit unions, the products are offered with the endorsement of the credit union management. The products are presented to the membership by independent agents and marketing companies through in-home, job-site or lobby sales. Loyal employs approximately 130 people, primarily in Cincinnati.

   GAPR sells in-home service life and supplemental health products through a network of company-employed agents. Ordinary life, cancer, credit and group life products are sold through independent agents. GAPR employs 550 people in Puerto Rico, including approximately 400 agents.

   In December 1997, GALIC's Life Division began offering term, universal and whole life insurance products through national marketing organizations. In 1998, the Life Division had over 3,700 agents write at least one policy. In 1999, this division expects to begin cross-marketing certain non-life products through its distribution channels. The Life Division employs approximately 130 people in Cincinnati.

   Sale of Funeral Services Division

   In September 1998, AAG sold its Funeral Services Division for approximately $165 million in cash, realizing a $14.8 million after-tax gain. The Funeral Services Division provided life insurance and annuities to fund pre-arranged funerals, as well as administrative services for pre-arranged funeral trusts. This division included American Memorial Life Insurance Company (acquired in 1995) and Arkansas National Life Insurance Company (acquired in
   1998).

   Investments

   Investments comprise over 90% of the Company's assets and are the principal source of income. Fixed income investments (consisting of fixed maturity investments, policy loans, mortgage loans and short-term investments) comprise 98% of AAG's investment portfolio. Risks inherent in connection with fixed income securities include market price volatility and loss upon default. Factors which can affect the market price of these securities include: (i) changes in market interest rates;
   (ii) creditworthiness of issuers; (iii) the number of market makers and investors and (iv) defaults by major issuers of securities.

   The Company's investment strategy emphasizes high-quality fixed income securities which management believes should produce a relatively consistent and predictable level of investment income.

   The insurance laws of the domiciliary jurisdiction of each of AAG's life insurance subsidiaries govern the types and amounts of investments which are permissible. These rules are designed to ensure the safety and liquidity of the insurers' investment portfolios by placing restrictions on the quality, quantity and diversification of permitted investments.

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio at market value by NAIC designation (and comparable Standard & Poor's Corporation rating) at December 31.

             NAIC
             Rating Comparable S&P Rating           1998
               1    AAA, AA, A                        67%
               2    BBB                               26
                         Total investment grade       93
               3    BB                                 4
               4    B                                  3
               5    CCC, CC, C                         *
               6    D                                  *
                         Total non-investment grade    7
                         Total fixed maturities      100%

             * less than 1%

   AAG's primary investment objective in selecting securities for its fixed maturity portfolio is to optimize interest yields while maintaining an appropriate relationship of maturities between assets and liabilities. The Company invests in bonds that have primarily intermediate-term maturities. This practice provides flexibility to respond to fluctuations in the marketplace.

   At December 31, 1998, the average maturity of AAG's fixed maturity investments was approximately five and one-half years (including mortgage-backed securities, which had an estimated average life of approximately four and one-half years). The table below sets forth the maturities of the Company's fixed maturity investments based on their market value.

             Maturity
             One year or less                          5%
             After one year through five years        25
             After five years through ten years       25
             After ten years                          14
                                                      69
             Mortgage-backed securities               31
                                                     100%



   The following table shows the performance of AAG's investment portfolio, excluding equity investments in an affiliate (dollars in millions).

                                                    1998   1997   1996
             Average cash and investments at cost $6,535 $6,417 $6,014
             Gross investment income                 512    499    474
             Realized gains                           11      5      1

             Percentage earned:
               Excluding realized gains              7.8%   7.8%   7.9%
               Including realized gains              8.0%   7.9%   7.9%

   Independent Ratings

   The Company's principal insurance subsidiaries ("Insurance Companies") are rated by Standard & Poor's, A.M. Best and Duff & Phelps. Such ratings are generally based on items of concern to policyholders and agents and are not directed toward the protection of investors.

                       Standard
                       & Poor's       A.M. Best        Duff & Phelps
             GALIC     A+ (Strong)    A  (Excellent)   AA- (Very high)
             AILIC     A+ (Strong)    A  (Excellent)   AA- (Very high)
             Loyal     A  (Strong)    A  (Excellent)   AA- (Very high)
             GAPR      Not rated      A  (Excellent)   Not rated

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

   Loyal, GAPR and GALIC's Life Division compete in markets other than the sale of tax-deferred annuities. While ratings are an important competitive factor in their markets, management believes that these companies can successfully compete in these markets with their respective ratings.

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

   Competition

   The Insurance Companies operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including:
   (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders and agents; (v) product design (including interest rates credited and premium rates charged) and (vi) commissions. Since policies are marketed and distributed primarily through independent agents (except at GAPR), the Insurance Companies must also compete for agents. Management believes that consistently targeting the same market and emphasizing service to agents and policyholders provides a competitive advantage.

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

   The Insurance Companies may be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The Insurance Companies paid $400,000 and $2.5 million in assessments in 1998 and 1997, respectively.

   The NAIC is an organization comprised of the chief insurance regulators for each of the 50 states, the District of Columbia and the four U.S. territories. One of its major roles is to develop model laws and regulations affecting insurance company operations and encourage uniform regulation through the adoption of such model laws in all states. As part of the overall insurance regulatory process, the NAIC forms numerous task forces to review, analyze and recommend changes to a variety of areas affecting both the operating and financial aspects of insurance companies. Recently, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases, increase state authority to regulate insurance companies and their holding company systems. In light of recent legislative developments, the NAIC and state insurance regulators have also become involved in a process of re-examining existing laws and regulations and their application to insurance companies. Legislation has also been introduced in Congress which could result in the federal government assuming some role in the insurance industry, although none has been enacted to date.

   The maximum amount of dividends which can be paid in any 12 month period to stockholders by life insurance companies domiciled in the State of Ohio (including GALIC, AILIC and Loyal) without prior approval of the Ohio Insurance Commissioner is the greater of 10% of policyholder surplus or prior year's net income, but only to the extent of earned surplus as of the preceding December 31.

   The NAIC has under consideration numerous proposals related to the marketing and sale of annuity products. In 1996 the NAIC adopted a model investment law. The law will not be a requirement of the NAIC accreditation standards. However, each state may adopt all, any part, or none of the model investment law to regulate the investment policies of their insurance companies.

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

   Employees

   As of December 31, 1998, AAG and its subsidiaries employed about 1,700 persons, including approximately 400 company-employed agents in Puerto Rico. None of the employees is represented by a labor union. AAG believes that its employee relations are satisfactory.

   Foreign Operations

   In 1998, AAG opened an office in Bangalore, India. Employees located at this office perform computer programming and certain back office functions for the Company's insurance operations. Management believes there are sufficient resources available at domestic locations should there be any interruption in the operations at this office and as a result no materially adverse impact would result from any such interruption.


   New Tax Legislation

   The federal administration's 2000 budget proposal contains provisions to change the taxation of insurance companies by requiring the capitalization of a higher percentage of premiums as acquisition costs. A substantial number of legislators have expressed doubt that these provisions will ultimately be adopted. In part because of this uncertainty, the Company has made no determination of the impact of these provisions if ultimately adopted.


                                      ITEM 2

                                    Properties

   Location


   AAG, GALIC and Loyal rent office space in Cincinnati, Ohio totaling approximately 230,000 square feet under leases expiring primarily in 2006 through 2008. Several of the Company's non-insurance subsidiaries lease marketing and administrative offices in locations throughout the United States.

   Loyal's former home office building in Mobile, Alabama, contains approximately 82,000 square feet, of which approximately one-third is leased to unaffiliated tenants and approximately one-fifth is utilized by Loyal for certain administrative functions which remain in Mobile. The remainder of the space is vacant and the building is being marketed for lease or sale.

   GAPR rents office space in Puerto Rico totaling approximately 70,000 square feet under leases expiring primarily in 2000 through 2002.

   American Data Source India Private Limited, a software development and administrative services subsidiary of AAG, rents space in Bangalore, India totaling approximately 30,000 square feet under leases expiring primarily in 2001.

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

   Environmental Matters

   See Item 3 - "Legal Proceedings" for a discussion concerning certain environmental claims and litigation against the Company.


                                      ITEM 3

                                Legal Proceedings

   Federal and state laws and regulations, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, impose liability on the Company (as the successor to Sprague Technologies, Inc.) for the investigation and clean-up of hazardous substances disposed of or spilled by its former manufacturing operations at facilities still owned by the Company and facilities transferred in connection with the sales of certain operations, as well as at disposal sites operated by third parties. In addition, the Company has indemnified the purchasers of its former operations for the cost of such activities. At several sites, the Company is conducting clean-up activities of soil and ground water contamination in accordance with consent agreements between the Company and state environmental agencies. The Company has also conducted or is aware of investigations at a number of other locations of its former operations that have disclosed environmental contamination that could cause the Company to incur additional investigative, remedial and legal costs.
   The Company has also been identified by state and federal regulators as a potentially responsible party at a number of other disposal sites.

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

   A managing general agency which produced approximately $125 million of GALIC's premiums in 1995 through 1997 was named defendant in a lawsuit filed in July 1996 by two regulatory agencies in California. The MGA settled the allegations brought against it by agreeing, among other things, to modify certain sales practices. The regulatory agencies took a position that GALIC was responsible for certain acts of its insurance agents in connection with the sale of GALIC annuities. GALIC resolved this matter in 1998 by making a $685,000 payment to the State of California and by subsequently offering all California customers of this MGA who purchased GALIC annuities (approximately $75 million of annuities at December 31, 1998) a full refund of their money for a limited period. This agent no longer markets products for GALIC. The ultimate outcome of the refund offer is not expected to have a material adverse impact on the financial condition of the Company.




   In January 1999, GALIC was named a defendant in a purported class action lawsuit. The complaint seeks unspecified damages based on (i) alleged failure of GALIC to allow the tax-free transfer of the annuity value of certain annuities to other product providers, and (ii) misleading disclosures concerning GALIC's interest crediting practices. The Company has not completed its review of the complaint but believes it has meritorious defenses. However, it is too early to predict the ultimate outcome of this action and its impact on the Company.

   AAG is subject to other litigation and arbitration in the normal course of business. AAG is not a party to any material pending litigation or arbitration.




                                     PART II

                                      ITEM 5

                      Market for Registrant's Common Equity
                         and Related Stockholder Matters

   AAG's Common Stock is listed and traded principally on the New York Stock Exchange ("NYSE") under the symbol AAG. On March 1, 1999, there were approximately 7,400 holders of record of Common Stock. The following table sets forth the range of high and low sales prices for the Common Stock on the NYSE Composite Tape.

                                      1998                1997
                                 High      Low        High      Low
     First quarter             $23.44   $21.75      $16.63   $13.75
     Second quarter             25.38    22.38       20.00    15.25
     Third quarter              24.50    21.88       22.13    18.00
     Fourth quarter             23.81    22.06       23.88    19.75

   The Company paid annual common dividends of $.10 per share in 1998 and 1997. Although no future dividend policy has been determined, management believes the Company will continue to have the capability to pay similar dividend amounts.

   AFG beneficially owned approximately 83% of AAG's Common Stock at March 1, 1999.

                                      ITEM 6

                             Selected Financial Data

   The following financial data has been summarized from, and should be read in conjunction with, the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The data reflects the acquisitions of American Memorial and Loyal in November 1995, GAPR in December 1997 and the sale of the Funeral Services Division in September 1998 (in millions, except per share amounts).


   Income Statement Data:                1998    1997   1996    1995    1994

   Total revenues                      $724.5  $634.2 $577.3  $439.6  $372.7

   Income from continuing operations   $ 97.5  $ 71.4 $ 61.1  $ 58.7  $ 40.9
   Loss from discontinued operations       -       -      -     (3.2)   (2.6)
   Extraordinary items                   (0.8)   (1.5)  (6.0)   (0.2)   (1.7)
   Change in accounting principle          -       -      -       -     (0.5)
   Net income                          $ 96.7  $ 69.9 $ 55.1  $ 55.3  $ 36.1

   Basic earnings per common share:
     Continuing operations              $2.27   $1.63  $1.39   $1.45   $1.05
     Discontinued operations               -       -      -    (0.08)  (0.07)
     Extraordinary items                (0.02)  (0.03) (0.14)     -    (0.05)
    Change in accounting principle         -       -      -       -    (0.01)
    Net income                          $2.25   $1.60  $1.25   $1.37   $0.92

   Diluted earnings per common share:
     Continuing operations              $2.23   $1.61  $1.39   $1.45   $1.05
     Discontinued operations               -       -      -    (0.08)  (0.07)
     Extraordinary items                (0.02)  (0.03) (0.14)     -    (0.05)
     Change in accounting principle        -       -      -       -    (0.01)
    Net income                          $2.21   $1.58  $1.25   $1.37   $0.92
   Cash dividends per common share      $0.10   $0.10  $0.08   $0.07   $0.06

   Balance Sheet Data at year end:
   Total assets                      $7,190.4$7,710.3$7,024.1$6,611.0$5,089.9
   Notes payable                        131.0   135.8  114.9   167.7   183.3
   Mandatorily redeemable preferred
     securities of subsidiary trusts    225.0   225.0   75.0      -       -
   Net unrealized gains (losses)
     included in stockholders' equity   160.1   133.2   61.8    89.3   (29.0)
   Total stockholders' equity           688.7   583.9  486.5   429.3   204.4

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

   Forward-Looking Statements   The Private Securities Litigation Reform Act of
   1995 encourages corporations to provide investors with information about the Company's anticipated performance and provides protection from liability if future results are not the same as management's expectations. This document contains certain forward-looking statements that are based on assumptions which management believes are reasonable, but by their nature, inherently uncertain. Future results could differ materially from those projected. Factors that could cause such differences include, but are not limited to: changes in economic conditions, regulatory actions, the Year 2000 issue and competitive pressures. AAG undertakes no obligation to update any forward-looking statements.

   Liquidity and Capital Resources

   Ratios The following ratios may be considered relevant indicators of AAG's liquidity and are typically presented by AAG in its prospectuses and similar documents.
                                              1998    1997   1996
     Earnings to fixed charges                 5.6     5.1    6.0

     Consolidated debt to capital              23%     25%    18%

     Proforma consolidated debt to capital     13%     17%    17%

   For purposes of the calculations of consolidated debt to capital, consolidated debt includes the Company's notes payable and its Remarketed Par Securities ("ROPES") which were issued in May 1997. Capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains on fixed maturity investments). Proforma amounts assume unrestricted cash and marketable investments on hand at AAG (parent) have been used to reduce consolidated debt.

   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 1998, the capital ratio of each of AAG's principal insurance subsidiaries was at least 4.8 times its authorized control level RBC.


   Sources and Uses of Funds To pay interest and principal on borrowings, obligations related to discontinued manufacturing operations and other holding company costs, AAG (parent) and AAG Holding use cash and investments on hand as well as capital distributions from their principal subsidiary, Great American Life Insurance Company ("GALIC"). At December 31, 1998, AAG (parent) had nearly $100 million of cash and investments on hand. The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. In 1998, GALIC made $72 million in such payments; the maximum amount of dividends payable by GALIC in 1999 without prior regulatory approval is $35.6 million.

   In 1998, AAG and AAG Holding retired $128 million of debt (including $24 million held by affiliates) and $15 million of Common Stock using proceeds from a public debt offering and cash on hand.

   Including cash and investments on hand and the unused availability under a bank line of credit, AAG and AAG Holding had nearly $270 million of liquidity at March 1, 1999. The September 1998 sale of its Funeral Services Division netted approximately $165 million in cash ($145 million after-tax). The majority of the proceeds were received by AAG's insurance subsidiaries. Based upon the current level of operations and anticipated growth, AAG believes that it will have sufficient resources to meet its liquidity requirements.

   Investments Insurance laws restrict the types and amounts of investments which are permissible for life insurers. These restrictions are designed to ensure the safety and liquidity of insurers' investment portfolios. The NAIC has developed a model investment law which management believes will not have a material impact on AAG's operations.

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At December 31, 1998, 93% of AAG's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that the high credit quality of AAG's investment portfolio should generate a stable and predictable investment return.

   AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at December 31, 1998. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities.

   At December 31, 1998 and 1997, respectively, AAG had approximately $240 million and $242 million in net unrealized gains on its fixed maturity portfolio. At December 31, 1998, all of AAG's fixed maturity investments were classified as "available for sale" (See Note B).

   At December 31, 1998, AAG's mortgage-backed securities ("MBSs") portfolio represented less than one-third of its fixed maturity investments. AAG invests primarily in MBSs which have a lower risk of prepayment. In addition, the majority of MBSs held by AAG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

   Nearly 90% of AAG's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, AAG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.


   Uncertainties
            Year 2000 Status   AAG's Year 2000 Project is a corporate-wide
   program designed to ensure that its computer hardware and software systems, telecommunications and other business activities function properly in the Year 2000. The project also encompasses communicating with agents, vendors, financial institutions and others with which the Company conducts business to determine their Year 2000 readiness and resulting effects on AAG. As part of the project, the Company is also developing contingency plans for the systems and procedures deemed most critical to the Company. AAG's Year 2000 Project is being coordinated by a team of individuals from a variety of disciplines in the organization which monitors the work being performed by the various business units and reports frequently to senior management. The Company's internal audit staff reports at least quarterly to the Audit Committee of the Board of Directors on the Company's Year 2000 progress.

   To address its Year 2000 issue, AAG's operations have been divided into separate systems groups. At December 31, 1998, these groups were in the process of either (i) testing internally developed and third party software applications believed to be Year 2000 compliant without need for any modifications; (ii) modifying and testing other software applications or
   (iii) replacing software with new applications that are Year 2000 compliant, and testing those replacements for operational acceptance and Year 2000 compliance.

   Approximately 40% of the operating units are currently on target with their internal plans to be completed in the second quarter of 1999. Approximately 50% of the operating units have experienced some delay and their overall projects are running behind schedule on internally established timelines. These groups are expected to be complete in the third quarter of 1999. One important replacement application experienced a significant delay from its original targeted completion date. This project was reorganized and restaffed in the fourth quarter of 1998, and management believes the project has made significant progress. This application is currently involved in testing and is expected to be completed and in operation in the third quarter of 1999.

   Contingency plans provide a documented order of actions necessary to keep the Company's business functions operating and mitigate the extent of any potential disruptions. The Company expects to complete its contingency planning process for all mission critical software applications and operational processes in the second quarter of 1999, and for less significant software applications and operational processes in the third quarter of 1999. These plans will be tested through the balance of the year.

   Many of the systems being replaced were planned replacements, which were accelerated due to Year 2000 considerations. A significant portion of AAG's Year 2000 Project is being completed using internal staff. Therefore, cost estimates for the Year 2000 Project do not represent solely incremental costs. Since the beginning of 1997, AAG has incurred an estimated $13 million in Year 2000 costs, including capitalized costs of $10 million for new systems; the Company expensed $3.5 million in Year 2000 costs in 1998. AAG estimates it will spend an additional $9 million in connection with the Year 2000 Project in 1999, of which $5 million is expected to be expensed. Projected Year 2000 costs and completion dates are based on management's best estimates. There can be no assurance that these estimates will be achieved.


   AAG believes it has reasonable plans in place to ensure business activities function properly in the Year 2000. However, should software modifications and new software installations not be completed on a timely basis, the resulting disruptions could have a material adverse impact on operations. AAG's operations could also be materially adversely affected by the inability of third parties such as agents, vendors and policyholders' employers to also function properly in the Year 2000.

            Exposure to Market Risk   Market risk represents the potential
   economic loss arising from adverse changes in the fair value of financial instruments. AAG's exposures to market risk relate primarily to its fixed maturity investment portfolio, annuity contracts and long-term debt which are exposed to interest rate risk. AAG's investments in equity securities and derivatives were not significant at December 31, 1998.

        Fixed Maturity Portfolio   The fair value of AAG's fixed maturity
   portfolio ($6.02 billion at December 31, 1998) is directly impacted by changes in market interest rates. AAG's fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates. AAG's portfolio is managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. AAG uses various actuarial models in an attempt to align the duration of invested assets to the projected cash flows of policyholder liabilities.

   The following table provides information about AAG's fixed maturity investments at December 31, 1998. The table shows (dollars in millions) principal cash flows and related weighted-average interest rates by expected maturity dates. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage-backed securities and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

                                1999   2000  2001   2002  2003  Remain
     Principal Cash Flows       $480   $550  $660   $700  $780  $2,680
     Wtd.-Avg. Interest Rate     8.2%   7.8%  8.3%   7.8%  7.5%    7.6%

            Annuity Contracts   Substantially all of AAG's fixed rate annuity
   contracts permit AAG to change crediting rates (subject to minimum interest rate guarantees of 3% to 4% per annum) enabling management to react to changes in market interest rates and maintain an adequate spread. Sales of variable rate annuities have not been significant. Projected payments of AAG's fixed annuity liabilities at December 31, 1998, were as follows (dollars in millions):

                                1999   2000  2001   2002  2003  Remain
      Annuity Payments          $660   $620  $560   $500  $450  $2,610

   About half of AAG's fixed annuity liabilities at December 31, 1998, were two-tier in nature in that policyholders can receive a higher amount if they annuitize rather than surrender their policy, even if the surrender period has expired. Current stated crediting rates on AAG's principal fixed annuity products range from 3% on equity-indexed annuities (before any equity participation) to over 7% on certain new policies (including first year bonus amounts). AAG estimates that its effective weighted-average crediting rate over the next five years will range from 5% to 5.2%. This range reflects actuarial assumptions as to: (i) deaths; (ii) the number of policyholders who annuitize and receive higher credited amounts and (iii) the number of policyholders who surrender. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.


          Debt and Preferred Securities   At December 31, 1998, AAG's debt
   securities had a weighted-average interest rate of 6.7% and a weighted-average life of approximately eight years. Variable debt comprised less than 10% of AAG's total debt and preferred securities.

   At December 31, 1998, AAG's preferred securities of its subsidiary trusts had a weighted-average dividend rate of 8.5% and a weighted-average life of approximately 34 years, based on final maturity dates. Based on initial optional redemption dates, the trust preferred securities had an average life of approximately four years. (See Notes H and I.)

   Results of Operations

   General The operations of Great American Life Assurance Company of Puerto Rico, Inc. ("GAPR") and Arkansas National Life Insurance Company are included in AAG's consolidated financial statements from their dates of acquisition in December 1997 and March 1998, respectively. On September 30, 1998, the Company sold its Funeral Services Division, which included American Memorial Life Insurance Company and Arkansas National. The results contained herein include the results of this division for the first nine months of 1998 and for 1997 and 1996. Accordingly, the 1998 income statement components are not comparable to 1997 and 1996.

   Management believes the concept of net operating earnings (or "core" earnings) is helpful in comparing the operating performance of AAG with that of similar companies. Diluted net operating earnings per share for 1998 and 1997 were up 10% and 13%, respectively, over the prior years. However, net operating earnings should not be considered a substitute for net income as an indication of AAG's overall performance. The following table (in millions, except per share amounts) compares the Company's net operating earnings over the past three years.

      AAG (Consolidated):                             1998     1997       1996
       Revenues per income statement                $724.5   $634.2     $577.3

      Less realized gains on sales of investments    (10.7)    (5.2)      (1.2)
      Less gain on sale of subsidiaries              (21.6)      -          -
      Less equity in net loss (earnings)
         of affiliate                                  0.4     (0.8)       2.2
        Operating revenues                           692.6    628.2      578.3


      Expenses per income statement                 (581.0)  (530.0)    (498.8)
      Less provision for relocation expenses            -       4.0         -
         Operating expenses                         (581.0)  (526.0)    (498.8)

      Operating earnings before tax                  111.6    102.2       79.5
            Income tax expense                        35.4     32.1       17.8
         Net operating earnings                     $ 76.2    $ 70.1     $61.7

            Net operating earnings per
             common share (basic)                   $ 1.77    $ 1.60    $ 1.40


            Net operating earnings per
              common share (diluted)                $ 1.74   $ 1.58     $ 1.40




   The Company's principal products are its fixed annuities -- Single Premium Deferred Annuities ("SPDAs") and Flexible Premium Deferred Annuities ("FPDAs"). The following table summarizes AAG's premiums for its retirement annuities (in millions).
                                                        1998    1997     1996
      Retirement Annuity Premiums:
        SPDAs                                           $260    $254     $319
        FPDAs                                            172     192      217
        Variable annuities - flexible premium             22       6        1
        Variable annuities - single premium               67      37        3
          Total retirement annuity premiums             $521    $489     $540

   The decrease in SPDA sales in 1997 reflects primarily the decrease of business written by GALIC's largest premium producing agency in 1996 (from $99 million to $23 million). GALIC is no longer writing business through this agency (see Item 3 - "Legal Proceedings"). Management believes that the success of the stock market and the recent interest rate environment have also resulted in decreased sales and persistency of traditional fixed annuities. Sales of annuity products linked to the performance of the stock market (equity-indexed and variable annuities) helped offset this decrease.

   Life, Accident and Health Premiums and Benefits

   The following table summarizes AAG's life, accident and health premiums as shown in the Consolidated Income Statement (in millions).

      Premiums                                          1998    1997    1996
      Life insurance (excluding Funeral Services
      Division)                                         $ 62    $ 23    $ 20
      Accident and health insurance                       30      21      21
                                                          92      44      41
      Funeral Services Division                           78      78      63
                                                        $170    $122    $104

   Increases in life, accident and health premiums and benefits in 1998 reflect primarily the acquisition of GAPR. Life, accident and health premiums and benefits increased in 1997 due primarily to an increase in pre-need life insurance sales by AAG's Funeral Services Division which was sold in September 1998.

   Net Investment Income Net investment income increased 3% in 1998 and 6% in 1997, reflecting an increase in the Company's average fixed maturity investment base. This increase was partially offset by decreasing market interest rates and the sale of AAG's Funeral Services Division. Investment income is shown net of investment expenses of $4.7 million in 1998 and 1997 and $6.5 million in 1996. Lower investment expenses in 1998 and 1997 reflect a decrease in fees charged by an affiliate. (See Notes E and P.)

   Realized Gains In September 1998, AAG sold its Funeral Services Division to that Division's biggest customer, Service Corporation International. This customer accounted for approximately one-half of American Memorial's sales in 1997.

   Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies.



   Equity in Net Earnings (Loss) of Affiliate Equity in net earnings (loss) of affiliate represents AAG's proportionate share of the results of Chiquita Brands International. Chiquita reported net income from continuing operations before unusual items of $55 million in 1998, $0.3 million in 1997 and $43 million in 1996. Chiquita reported net income (loss) before extraordinary items of ($18 million) in 1998, $0.3 million in 1997 and ($28 million) in 1996. Included in AAG's equity in Chiquita's 1998 and 1997 earnings are gains attributable to Chiquita's issuance of common stock.

   Other Income Other income increased in 1998 and 1997 due primarily to increased revenues from certain non-insurance subsidiaries and additional insurance fees.

   Annuity Benefits Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. The majority of AAG's fixed rate annuity products permit AAG to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% to 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. While management believes the interest rate and stock market environment over the last several years has contributed to an increase in annuitizations and surrenders, the Company's persistency rate remains approximately 88%. However, a continuation of the current interest rate environment could adversely affect this rate.

   On its deferred annuities (annuities in the accumulation phase), AAG generally credits interest to policyholders' accounts at their current stated "surrender" interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), AAG accrues an additional liability to provide for expected deaths and annuitizations. Changes in crediting rates, actual surrender and annuitization experience or modifications in actuarial assumptions can affect this accrual.

   On immediate annuities (annuities in the pay-out phase), interest is credited based on discount rates used at the time the policies are annuitized. Discount rates are generally based on interest rates in effect at annuitization.

   Annuity benefits decreased 6% in 1998 due primarily to decreases in crediting rates and changes in actuarial assumptions. Annuity benefits increased 3% in 1997 due primarily to an increase in average annuity benefits accumulated, partially offset by decreases in crediting rates.

   Insurance Acquisition Expenses Insurance acquisition expenses include amortization of deferred acquisition costs ("DAC") as well as certain marketing expenses and commissions on sales of life insurance products. The increase in 1998 reflects the acquisition of GAPR, commissions and amortization related to increased sales of pre-need life insurance products and increased amortization of DAC on fixed annuities due to actual experience and changes in actuarial assumptions. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $10.6 million in 1998, $8.1 million in 1997 and $8.7 million in 1996.

   Preferred Distributions and Interest Expenses Trust preferred distribution requirements and interest and other debt expenses increased 22% in 1998 and 59% in 1997 due to higher average amounts outstanding. Issuances of debt and preferred securities have been used to fund acquisitions and to maintain a portfolio of investments at AAG (parent) (See "Sources and Uses of Funds").




   Provision for Relocation Expenses In 1997, AAG began relocating most of the operations of Loyal from Mobile, Alabama to Cincinnati, Ohio to more closely coordinate its efforts with those of other AAG operations. The estimated cost of the relocation ($4.0 million) was expensed in the third quarter of 1997.

   Other Expenses  Other expenses increased 21% in 1998, reflecting primarily:
   (i) operating expenses of GAPR, which was acquired in December 1997; (ii) higher depreciation and amortization costs and (iii) increases in personnel costs. In 1997, other expenses decreased 10%, reflecting primarily the absence of a $15.7 million pretax charge in 1996 related to pension and other liabilities of the Company's former manufacturing operations.

   Income Taxes AAG's effective tax rate reflects reductions of the valuation allowance associated with certain deferred tax assets (See Note K).

   Extraordinary Items Extraordinary items reflect AAG's losses, net of tax, on retirements of its debt and, in 1996, also includes AAG's proportionate share of Chiquita's extraordinary loss on the retirement of certain of its debt.

   Recent Accounting Standards   The following accounting standards have been
   implemented by AAG in 1997 or 1998 or will be implemented in 1999 or 2000.


   Accounting         Subject of Standard -
   Standard           (Year Implemented)                Reference (See Note  B)
   SFAS #128          Earnings Per Share (1997)          "Earnings Per Share"
   SFAS #130          Comprehensive Income (1998)        "Comprehensive Income"
   SFAS #131          Segment Information (1998)         "Segment Information"
   SFAS #133          Derivatives (2000)                 "Derivatives"
   SOP 98-5           Start-Up Costs (1999)              "Start-Up Costs"

   Implementation of Statement of Position ("SOP") 98-5 in the first quarter of 1999 will result in a one-time after-tax charge of approximately $5 million resulting from a change in accounting principle. Implementation of Statement of Financial Accounting Standard ("SFAS") No. 133 in the first quarter of 2000 is not expected to have a significant effect on AAG.

   Other standards issued in recent years did not apply to AAG or had only negligible effects on AAG.





                                     ITEM 7A

            Quantitative and Qualitative Disclosures About Market Risk

   The information required by Item 7A is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                      ITEM 8

                   Financial Statements and Supplementary Data



                                                                  PAGE

   Report of Independent Auditors                                  F-1

   Consolidated Balance Sheet:
     December 31, 1998 and 1997                                    F-2

   Consolidated Income Statement:
     Years Ended December 31, 1998, 1997 and 1996                  F-3

   Consolidated Statement of Changes in Stockholders' Equity:
     Years Ended December 31, 1998, 1997 and 1996                  F-4

   Consolidated Statement of Cash Flows:
     Years Ended December 31, 1998, 1997 and 1996                  F-5


   Notes to Consolidated Financial Statements                      F-6

   "Selected Quarterly Financial Data" has been included in Note Q to the Consolidated Financial Statements.






                                     PART III

   The information required by the following Items will be included in AAG's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end and is herein incorporated by reference:

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


   ITEM 12              Security Ownership of Certain Beneficial Owners and
                        Management


   ITEM 13              Certain Relationships and Related Transactions

                          REPORT OF INDEPENDENT AUDITORS

   Board of Directors
   American Annuity Group, Inc.

   We have audited the accompanying consolidated balance sheet of American Annuity Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Annuity Group, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                                     Ernst & Young LLP


   Cincinnati, Ohio
   March 19, 1999


                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)


                                                       December 31,
                                                    1998          1997
   Assets
     Investments:
       Fixed maturities:
         Available for sale - at market
          (amortized cost - $5,782.8 and $3,922.0) $6,023.1   $4,099.4
         Held to maturity - at amortized cost
          (market $0 and $2,340.6)                     -     2,276.4
       Equity securities - at market (cost - $46.7
         and $30.9)                                  85.2       83.0
       Investment in affiliate                       15.9       16.8
       Mortgage loans on real estate                 40.1       52.1
       Real estate                                   55.1       42.0
       Policy loans                                 220.5      241.0
       Short-term investments                        73.6       13.9
         Total investments                        6,513.5    6,824.6
     Cash                                            59.4       36.8
     Accrued investment income                       97.6      101.6
     Unamortized insurance acquisition costs, net   247.4      261.6
     Other assets                                   152.5      185.2
     Assets held in separate accounts               120.0      300.5

                                                 $7,190.4   $7,710.3

   Liabilities and Capital
     Annuity benefits accumulated                $5,449.6   $5,528.1
     Life, accident and health reserves             341.6      709.9
     Notes payable                                  131.0      135.8
     Payable to affiliates, net                      54.1       35.8
     Deferred taxes on unrealized gains              84.3       71.8
     Accounts payable, accrued expenses and other
       liabilities                                   96.1      119.5
     Liabilities related to separate accounts       120.0      300.5
         Total liabilities                        6,276.7    6,901.4
     Mandatorily redeemable preferred securities
       of subsidiary trusts                         225.0      225.0
     Stockholders' Equity:
       Common Stock, $1 par value
         -100,000,000 shares authorized
         - 42,576,933 and 43,199,147
            shares outstanding                       42.6       43.2
       Capital surplus                              354.1      368.0
       Accumulated deficit at December 31, 1992    (212.6)    (212.6)
       Retained earnings since January 1, 1993      344.5      252.1
       Unrealized gains on marketable
           securities, net                          160.1      133.2
         Total stockholders' equity                 688.7      583.9

                                                 $7,190.4   $7,710.3

   See Notes to Consolidated Financial Statements.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)

                                               Year ended December 31,
                                               1998     1997     1996
   Revenues:
     Life, accident and health premiums      $170.4   $121.5   $103.6
     Net investment income                    506.9    494.3    467.7
     Realized gains on sales of investments    10.7      5.2      1.2
     Gain on sale of subsidiaries              21.6       -        -
     Equity in net earnings (loss) of affiliate(0.4)     0.8     (2.2)
     Other income                              15.3     12.4      7.0
                                              724.5    634.2    577.3
   Costs and Expenses:
     Annuity benefits                         261.7    278.8    271.8
     Life, accident and health benefits       131.7    110.1     92.3
     Insurance acquisition expenses            65.0     36.3     34.1
     Trust preferred distribution requirement  19.0     15.5      1.0
     Interest and other debt expenses          10.8      8.9     14.3
     Provision for relocation expenses           -       4.0       -
     Other expenses                            92.8     76.4     85.3
                                              581.0    530.0    498.8
   Income from continuing operations before
     income taxes                             143.5    104.2     78.5
   Provision for income taxes                  46.0     32.8     17.4
   Income from continuing operations           97.5     71.4     61.1
   Extraordinary items, net of tax             (0.8)    (1.5)    (6.0)
   Net Income                                $ 96.7   $ 69.9   $ 55.1

     Preferred dividend requirement              -       1.0      1.4

     Net income applicable to Common Stock   $ 96.7   $ 68.9   $ 53.7

     Average number of common shares:
         Basic                                 43.0     43.2     43.1
         Diluted                               43.7     43.7     43.1

   Basic earnings (loss) per common share:
     Continuing operations                    $2.27    $1.63    $1.39
     Extraordinary items                      (0.02)   (0.03)   (0.14)
     Net income                               $2.25    $1.60    $1.25

   Diluted earnings (loss) per common share:
     Continuing operations                    $2.23    $1.61    $1.39
     Extraordinary items                      (0.02)   (0.03)   (0.14)
     Net income                               $2.21    $1.58    $1.25
   Cash dividends per common share            $0.10    $0.10    $0.08

   See Notes to Consolidated Financial Statements.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                               Year ended December 31,
                                               1998     1997     1996
   Preferred Stock:
     Balance at beginning of year            $   -    $ 49.0   $ 17.0
     Preferred Stock issued                      -        -      32.0
     Preferred Stock retired                     -     (49.0)      -
       Balance at end of year                $   -    $   -    $ 49.0


   Common Stock:
     Balance at beginning of year            $ 43.2   $ 43.3   $ 43.1
     Common Stock issued                         -        -       0.2
     Common Stock retired                      (0.6)    (0.1)      -
       Balance at end of year                $ 42.6   $ 43.2   $ 43.3

   Capital Surplus:
     Balance at beginning of year            $368.0   $358.5   $361.1
     Capital contribution                        -       9.3       -
     Common Stock issued                        0.4      0.2      2.2
     Common Stock retired                     (14.3)    (1.0)      -
     Common dividends declared                   -        -      (3.4)
     Preferred Stock retired                     -       2.0       -
     Preferred dividends declared                -      (1.0)    (1.4)
       Balance at end of year                $354.1   $368.0   $358.5


   Accumulated Deficit at December 31, 1992 ($212.6) ($212.6) ($212.6)

   Retained Earnings Since January 1, 1993:
     Balance at beginning of year            $252.1   $186.5   $131.4
     Net income                                96.7     69.9     55.1
     Common dividends declared                 (4.3)    (4.3)      -
       Balance at end of year                $344.5   $252.1   $186.5

   Unrealized Gains, Net:
     Balance at beginning of year            $133.2   $ 61.8   $ 89.3
     Change during year                        26.9     71.4    (27.5)
       Balance at end of year                $160.1   $133.2   $ 61.8


   Comprehensive Income:
     Net Income                              $ 96.7   $ 69.9   $ 55.1
     Other comprehensive income - change in net
       unrealized gains on marketable
         securities                            26.9     71.4    (27.5)
       Comprehensive income                  $123.6   $141.3   $ 27.6


   See Notes to Consolidated Financial Statements.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                               Year ended December 31,
                                                1998     1997    1996
   Cash Flows from Operating Activities:
   Net income                               $   96.7  $  69.9 $  55.1
   Adjustments:
     Extraordinary loss on prepayment of debt    0.8      1.5     6.0
     Increase in life, accident and
       health reserves                          47.1     36.3    28.4
     Benefits to annuity policyholders         261.7    278.8   271.8
     Amortization of insurance acquisition
       costs                                    55.4     36.3    34.1
     Depreciation and amortization              12.6      5.1     6.5
     Realized gains on sales of investments    (10.7)    (5.2)   (1.2)
     Gain on sale of subsidiaries              (21.6)      -       -
     Increase in insurance acquisition costs  (117.2)   (72.6)  (68.5)
     Increase in accrued investment income      (4.5)    (4.8)   (7.4)
     Increase in other assets                  (27.1)   (32.6)  (10.4)
     Increase (decrease) in other liabilities   27.9     19.8    (6.3)
     Other, net                                (18.3)   (21.4)   (2.6)
                                               302.8    311.1   305.5
   Cash Flows from Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments           (1,121.9)(1,449.9)(1,010.1)
       Equity securities                       (23.5)   (12.5)     -
       Real estate, mortgage loans and
         other assets                          (25.7)   (16.1)   (26.7)
     Purchase of subsidiaries, net of
         cash acquired                          (9.5)   (48.7)     -
     Maturities and redemptions of
        fixed maturity investments             673.0    408.2   255.2
     Sales and decreases in:
       Subsidiaries                            164.6       -       -
       Fixed maturity investments              369.5    747.6   261.0
       Equity securities                         6.3      5.8     1.3
       Real estate, mortgage loans and
        other assets                            20.4     20.9    27.8
     Cash and short-term investments
       of subsidiaries sold                    (40.5)      -       -
     Decrease (increase) in policy loans         1.5     (1.3)    5.4
                                                14.2   (346.0) (486.1)
   Cash Flows from Financing Activities:
     Fixed annuity receipts                    480.6    493.7   573.8
     Annuity surrenders, benefits and
       withdrawals                            (690.4)  (607.2) (517.9)
     Additions to notes payable                150.0    114.0    92.7
     Reductions of notes payable              (156.1)   (94.9) (153.2)
     Issuance of trust preferred securities       -     149.3    72.4
     Issuance of Common Stock                    0.4       -       -
     Retirement of Common Stock                (14.9)    (1.1)     -
     Issuance of Preferred Stock                  -        -     32.0
     Retirement of Preferred Stock                -     (47.0)     -
     Cash dividends paid                        (4.3)    (5.3)   (4.5)
                                              (234.7)     1.5    95.3

   Net increase (decrease) in cash
     and short-term investments                 82.3    (33.4)  (85.3)
   Cash and short-term investments
     at beginning of year                       50.7     84.1   169.4
   Cash and short-term investments
     at end of year                         $  133.0 $   50.7 $  84.1

   See Notes to Consolidated Financial Statements.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                  INDEX TO NOTES
   A.  Description of the Company                  J.  Stockholders' Equity
   B.  Summary of Significant Accounting Policies  K.  Income Taxes
   C.  Acquisitions and Sale of Subsidiaries       L.  Leases
   D.  Segments of Operations                      M.  Earnings Per Share
   E.  Investments                                 N.  Contingencies
   F.  Investment in Affiliate                     O.  Statutory Information
   G.  Unamortized Insurance Acquisition Costs     P.  Additional Information
   H.  Notes Payable                               Q.  Quarterly Financial
   I.  Mandatorily Redeemable Preferred                Data  (Unaudited)
       Securities of Subsidiary Trusts


   A.  DESCRIPTION OF THE COMPANY

   American Annuity Group, Inc. ("AAG" or "the Company") markets retirement products, primarily fixed and variable annuities, and various forms of life and supplemental health insurance through independent agents, payroll deduction plans, financial institutions and in-home sales.

   American Financial Group, Inc. ("AFG") and its subsidiaries owned 82% of AAG's Common Stock at December 31, 1998.

   B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation The accompanying Consolidated Financial Statements include the accounts of AAG and its subsidiaries. Certain reclassifications have been made to prior years to conform to the current year's presentation. Acquisitions and sales of subsidiaries have resulted in certain differences in the financial statements and have affected comparability between years. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the Consolidated Financial Statements.

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

   Investments Debt securities are classified as "held to maturity" and reported at amortized cost if AAG has the positive intent and ability to hold them to maturity. Debt and equity securities are classified as "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity if the securities are not classified as held to maturity or bought and held principally for selling in the near term. At December 31, 1998, AAG reclassified "held to maturity" securities with an amortized cost of $1.9 billion to "available for sale" to give management greater flexibility to react to changing market conditions. This reclassification resulted in an increase of $72.4 million in the carrying value of fixed maturity investments and an increase of $39.4 million in stockholders' equity. The transfer had no effect on net earnings.

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

   Insurance Acquisition Costs and Expenses Insurance acquisition costs and expenses consist primarily of deferred policy acquisition costs and the present value of future profits on business in force of acquired insurance companies. In addition, certain marketing and commission costs are expensed as paid and included in insurance acquisition expenses.

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

   Assets Held in and Liabilities Related to Separate Accounts Separate account assets and related liabilities represent variable annuity deposits and, in 1997, include deposits maintained by several banks under a tax-deferred annuity program previously offered by the Funeral Services Division, which was sold in 1998. (See Note C.)

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

   Start-Up Costs   Certain costs associated with introducing new products and distribution channels are deferred by AAG and are amortized on a straight-line basis over five years. Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," was issued during the second quarter of 1998 and is effective for fiscal years beginning after December 15, 1998. The SOP requires that (i) costs of start-up activities be expensed as incurred and (ii) unamortized balances of previously deferred costs be expensed no later than the first quarter of 1999 and reported as the cumulative effect of a change in accounting principle. AAG had approximately $7 million in capitalized start-up costs at December 31, 1998.

   Derivatives   The Financial Accounting Standards Board issued SFAS No. 133,
   "Accounting for Derivative Instruments and Hedging Activities," during the second quarter of 1998. SFAS No. 133 is effective for fiscal periods (both years and quarters) beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition of all derivatives (both assets and liabilities) in the statement of financial position at fair value. Changes in fair value of derivative instruments are included in current income or as a component of comprehensive income (outside current income) depending on the type of derivative. Implementation of SFAS No. 133 is not expected to have a material effect on AAG's financial position or results of operations.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Earnings Per Share In 1997, AAG implemented SFAS No. 128, "Earnings Per Share." This standard requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of the assumed exercise of dilutive common stock options. Per share amounts for prior periods were restated.

   Comprehensive Income   Effective January 1, 1998, AAG implemented SFAS No.
   130, "Reporting Comprehensive Income." SFAS No. 130 uses the term "comprehensive income" to describe the total of net earnings plus other comprehensive income. For AAG, other comprehensive income represents the change in net unrealized gain on marketable securities net of deferred taxes. Implementation of this statement had no impact on net earnings or stockholders' equity. Appropriate data for prior periods has been added to conform to the current presentation.

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

   Fair Value of Financial Instruments   Methods and assumptions used in
   estimating fair values are described in Note P to the financial statements. These fair values represent point-in-time estimates of value that might not be particularly relevant in predicting AAG's future earnings or cash flows.

   C.  ACQUISITIONS AND SALE OF SUBSIDIARIES

   In February 1999, AAG acquired Old Republic Life Insurance Company of New York for approximately $25 million in cash. This acquisition provides AAG with the opportunity to offer its life and annuity products in all 50 states.

   In December 1997, AAG acquired GAPR for approximately $50 million in cash.

   On September 30, 1998, AAG sold its Funeral Services Division for approximately $165 million in cash realizing a $14.8 million after-tax gain. This division included American Memorial Life Insurance Company (acquired in
   1995) and Arkansas National Life Insurance Company (acquired in 1998) and had assets of approximately $1 billion as of the sale date.


                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   D.  SEGMENTS OF OPERATIONS

   AAG operates in three major segments: (i) retirement products, (ii) life, accident and health insurance and (iii) corporate and other. AAG's retirement product companies sell tax-deferred annuities to employees of primary and secondary educational institutions, hospitals and in the non-
   qualified markets.   More than one-fourth of AAG's retirement annuity
   premiums came from California in 1996 to 1998. No other state accounted for more than 10% of premiums. Sales from AAG's top two Managing General Agencies accounted for 14% and 5% of retirement annuity premiums in 1998.

   AAG's life, accident and health businesses sell various forms of life and supplemental health products in the United States and Puerto Rico. Sales in Puerto Rico accounted for nearly one-half of AAG's life, accident and health premiums in 1998.

   Corporate and other consists primarily of AAG (parent), AAG Holding and the Funeral Services Division.

   Effective January 1, 1998, AAG implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires segment information to be reported based on how management internally evaluates the operating performance of its business units. Implementation of this standard had no impact on AAG's financial position or results of operations.

   The following tables (in millions) show AAG's assets, revenues and operating profit (loss) by significant business segment. Operating profit (loss) represents total revenues (excluding realized gains) less interest and operating expenses.

       Assets                             1998         1997       1996
         Retirement annuities         $6,419.3     $6,142.9   $5,830.2
         Life, accident & health         557.4        511.7      332.6
         Corporate and other (a)         197.8      1,038.9      844.8
         Investment in affiliate          15.9         16.8       16.5
           Total assets per
            balance sheet             $7,190.4     $7,710.3   $7,024.1

       Revenues
         Retirement annuities           $442.9       $437.7     $419.2
         Life, accident & health         119.6         63.6       60.9
         Corporate and other             130.1        126.9       98.2
           Total operating revenues      692.6        628.2      578.3


         Realized gains (b)               32.3          5.2        1.2
         Equity in net earnings
           (loss) of affiliate            (0.4)         0.8       (2.2)
           Total revenues per
            income statement            $724.5       $634.2     $577.3

       Operating profit (loss) - pretax
         Retirement annuities           $111.6       $101.5    $  91.7
         Life, accident & health          12.6          8.0        9.5
         Corporate and other             (12.6)        (7.3)     (21.7)
           Total pretax operating
             income                      111.6        102.2       79.5

         Realized gains (b)               32.3          5.2        1.2
         Equity in net earnings
            (loss) of affiliate           (0.4)         0.8       (2.2)

         Provision for relocation
           expenses                          -         (4.0)         -
           Total pretax income per
             income statement           $143.5       $104.2    $  78.5


         (a) Decrease in "Corporate and other" assets reflects sale of Funeral Services Division in 1998.
         (b) Includes gain on sale of subsidiaries in 1998.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   E.  INVESTMENTS

   Fixed maturity investments at December 31, consisted of the following (in millions):

                                                      1998
                                              Available for Sale
                                       Amortized   Market    Gross Unrealized
                                            Cost     Value    Gains    Losses
    Fixed maturities:
    U. S. Government and government
     agencies and authorities           $  218.0 $   233.9   $  15.9     $ -
   States, municipalities and political
      subdivisions                          34.2      36.3       2.1       -
    Foreign governments                     25.8      28.0       2.2       -
    Public utilities                       433.1     449.3      16.2       -
    Mortgage-backed securities           1,800.6   1,877.4      82.8     (6.0)
    All other corporate                  3,257.4   3,383.6     143.9    (17.7)
   Redeemable preferred stocks              13.7      14.6       1.0     (0.1)
                                        $5,782.8 $ 6,023.1    $264.1   ($23.8)


   As of December 31, 1998, $1.90 billion of fixed maturities investments formerly classified as held to maturity were reclassed to available for sale at their market price of $1.97 billion.




                                                      1998
                                              Held to Maturity
                                       Amortized   Market   Gross  Unrealized
                                            Cost     Value    Gains    Losses
    Fixed maturities:
    U. S. Government and government
     agencies and authorities              $  -     $   -      $  -      $ -
   States, municipalities and political
      subdivisions                            -         -         -        -
    Foreign governments                       -         -         -        -
    Public utilities                          -         -         -        -
    Mortgage-backed securities                -         -         -        -
    All other corporate                       -         -         -        -
   Redeemable preferred stocks                -         -         -        -
                                            $ -      $  -      $  -      $ -


                                                        1997
                                               Available for Sale
                                       Amortized    Market    Gross Unrealized
                                            Cost     Value     Gains    Losses
   Fixed maturities:
     U. S. Government and government
      agencies and authorities          $  303.1 $   312.8      $9.8    ($0.1)
     States, municipalities and political
       subdivisions                         26.8      27.6       0.8       -
     Foreign governments                    20.1      21.0       0.9       -
     Public utilities                      135.6     141.7       6.1       -
     Mortgage-backed securities          1,250.6   1,302.5      51.9       -
     All other corporate                 2,169.2   2,274.9     105.7       -
     Redeemable preferred stocks            16.6      18.9       2.3       -
                                        $3,922.0  $4,099.4    $177.5    ($0.1)


                                                           1997
                                                 Held to Maturity
                                       Amortized    Market   Gross Unrealized
                                            Cost     Value   Gains    Losses
   Fixed maturities:
     U. S. Government and government
      agencies and authorities             $  -     $   -       $ -     $ -
     States, municipalities and political
       subdivisions                         39.8      40.2       0.4      -
     Foreign governments                     8.3       8.9       0.6      -
     Public utilities                      360.8     366.2       6.7    (1.3)
     Mortgage-backed securities            659.2     684.6      25.6    (0.2)
     All other corporate                 1,208.3   1,240.7      33.2    (0.8)
     Redeemable preferred stocks              -         -        -        -
                                        $2,276.4  $2,340.6     $66.5   ($2.3)


   "Investing activities" related to fixed maturity investments included in AAG's Consolidated Statement of Cash Flows consisted of the following (in millions):

                                                      1998
                                    Available           Held to
                                     for Sale           Maturity         Total

     Purchases                      ($1,121.9)          $   -       ($1,121.9)
     Maturities and paydowns            394.7             278.3         673.0
     Sales                              336.2              33.3         369.5
     Gross gains                          8.9               3.4          12.3
     Gross losses                        (9.3)             (0.4)        (9.7)



                                                         1997
                                     Available           Held to
                                     for Sale           Maturity        Total
     Purchases                       ($1,448.5)        (  $1.4)    ($1,449.9)
     Maturities and paydowns             195.5           212.7         408.2
     Sales                               742.4             5.2         747.6
     Gross gains                          19.8             0.2          20.0
     Gross losses                        (13.9)               -        (13.9)

                                                         1996
                                     Available          Held to
                                     for Sale          Maturity       Total
     Purchases                         ($893.8)        ($116.3)    ($1,010.1)
     Maturities and paydowns             148.6           106.6         255.2
     Sales                               251.7             9.3        261.0
     Gross gains                           8.3             1.1          9.4
     Gross losses                         (8.3)           (0.3)         (8.6)

   Securities classified as "held to maturity" were sold for gains of $0.5 million in 1998 due to significant deterioration in the issuers' creditworthiness. In 1997 and 1996, gains (losses) on such sales were insignificant.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   The table below sets forth the scheduled maturities of AAG's fixed maturity investments based on market value as of December 31:

                  Maturity                            1998
               One year or less                          5%
               After one year through five years        25
               After five years through ten years       25
               After ten years                          14
                                                        69
               Mortgage-backed securities               31
                                                       100%

   The distribution of maturities based on amortized cost is generally the same. Mortgage-backed securities had an estimated average life of approximately four and one-half years at December 31, 1998.

   AAG had no investments in any issue in excess of 10% of stockholders' equity at December 31, 1998, other than investments issued or guaranteed by the U.S. Government or government agencies.

   At December 31, 1998 and 1997, AAG had no unrealized losses on its marketable equity securities. Realized gains and changes in unrealized appreciation on fixed maturity and equity security investments are summarized as follows (in millions):

                                 Fixed      Equity            Tax
                               Maturities Securities Other  Effects   Total
   1998
   Realized                      $  2.6      $ 1.8    $6.3   ($ 3.9) $  6.8
   Change in unrealized            (1.3)     (13.6)     -       5.2    (9.7)

   1997
   Realized                      $  6.1      $ 1.7   ($2.6)  ($ 1.8) $  3.4
   Change in unrealized           142.0       17.2      -     (55.7)  103.5

   1996
   Realized                      $  0.8      $  -     $0.4   ($ 0.4) $  0.8
   Change in unrealized          (142.2)      16.4      -      44.0   (81.8)



                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Major categories of net investment income were as follows (in millions):

                                            1998     1997      1996
       Fixed maturities*                  $502.1   $492.6    $463.4
       Other                                 9.5      6.4      10.8
         Total investment income           511.6    499.0     474.2
       Investment expenses                  (4.7)    (4.7)     (6.5)
         Net investment income            $506.9   $494.3    $467.7


       * Includes income on fixed maturities, mortgage loans, policy loans and short-term investments.

   AAG's investment portfolio is managed by a subsidiary of AFG. Investment expenses included investment management charges from this subsidiary amounting to $3.3 million in 1998, $2.9 million in 1997 and $4.7 million in 1996. (See Note P - "Related Party Transactions".)

   F.  INVESTMENT IN AFFILIATE

   Investment in affiliate reflects AAG's 4% ownership (2.7 million shares; carrying value of $15.9 million at December 31, 1998) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 33% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

   The market value of AAG's investment in Chiquita was approximately $26 million and $44 million at December 31, 1998 and 1997, respectively.

   In the fourth quarter of 1998, Chiquita recorded an after-tax charge of $74 million due to significant damage to its operations as a result of widespread flooding caused by Hurricane Mitch. Accordingly, AAG recorded its proportionate share (4%) of this after-tax write-off. Included in equity in Chiquita's earnings are gains of $1.0 million in 1998 and $1.3 million in 1997 attributable to Chiquita's issuance of common stock.

   In 1996 AAG recorded a pretax extraordinary charge of $1.1 million representing its proportionate share of Chiquita's loss on the retirement of debt.

   Included in AAG's retained earnings at December 31, 1998, was $8.7 million applicable to equity in undistributed net losses of Chiquita.

   G.  UNAMORTIZED INSURANCE ACQUISITION COSTS

   Unamortized insurance acquisition costs consisted of the following at December 31, (in millions):
                                            1998     1997
       Deferred policy acquisition costs  $320.1   $300.6
       Present value of future profits
         acquired                           59.9    102.0
       Unearned revenues                  (132.6)  (141.0)
                                          $247.4   $261.6

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   A progression of AAG's present value of future profits acquired ("PVFP") is as follows (in millions):

                                                        1998    1997  1996
                  Beginning balance                   $102.0  $ 72.5 $73.4
                  Addition due to acquisition            3.6    37.5    -
                  Reduction due to sale                (32.0)     -     -
                  Interest accrued                       6.4     5.3   5.4
                  Amortization                         (17.0)  (13.3)(14.1)
                  Other                                 (3.1)     -    7.8
                                                      $ 59.9  $102.0 $72.5

   The interest accrual rates used range primarily from 5% to 7%. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 9% of the balance at the beginning of each respective year.

   H.  NOTES PAYABLE

   Notes payable consisted of the following at December 31, (in millions):

                                                        1998    1997
   Direct obligations of AAG                          $  1.2  $  1.3
   Obligations of AAG Holding (guaranteed by AAG):
     6-7/8% Senior Notes due 2008                      100.0      -
     Bank Credit Line                                   27.0   107.0
     11-1/8% Senior Subordinated Notes due 2003           -     24.1
   Other subsidiary debt                                 2.8     3.4
         Total                                        $131.0  $135.8

   In January 1998, AAG Holding replaced its existing bank lines with a $200 million unsecured credit agreement. Loans under the credit agreement mature from 2000 to 2003 and bear interest at floating rates based on prime or Eurodollar. In February 1998, AAG Holding borrowed under the new credit line and retired its 11-1/8% Notes realizing a pretax extraordinary loss of $1.2 million. In June 1998, AAG Holding sold $100 million principal amount of 6-7/8% Senior Notes and used the net proceeds to repay outstanding indebtedness under the unsecured bank credit line.

   In August 1997, AAG Holding retired its 9-1/2% Senior Notes, realizing a pretax extraordinary loss of $2.4 million. During 1996, a pretax extraordinary loss of $8.2 million was realized on the repurchase of $78.0 million principal amount of Notes.

   At December 31, 1998, AAG and its subsidiaries had no material amounts of scheduled principal payments due until final maturity of the bank credit line in 2003.


                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   At December 31, 1998 and 1997, the weighted-average interest rate on amounts borrowed under AAG Holding's bank credit lines was 6.09% and 6.80%, respectively. At March 1, 1999, the weighted-average interest rate on its credit line was 5.44%.

   Cash interest payments were $10.9 million in 1998, $9.4 million in 1997 and $17.4 million in 1996.

   I.  MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

   Wholly-owned subsidiary trusts of AAG Holding have issued $225 million of preferred securities and, in turn, purchased $225 million of AAG Holding subordinated debt which provide interest and principal payments to fund the Trusts' obligations. The preferred securities are mandatorily redeemable upon maturity or redemption of the subordinated debt. The three preferred securities issues are summarized as follows:

                                                                Optional
   Date of                                                      Redemption
   Issuance     Issue (Maturity Date)         Amount            Dates
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

   J.  STOCKHOLDERS' EQUITY

   The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

   In December 1997, AAG merged its underfunded pension plan with two pension plans of affiliates (see Note P - "Pension Plan"). The net overfunded amount of the affiliates' plans was recorded as a capital contribution.

   In December 1996, AAG sold 320,000 shares of newly issued Preferred Stock for $32 million (see Note P - "Related Party Transactions"). In March 1997, AAG repurchased all 490,000 shares of its Preferred Stock for approximately $47 million.

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


                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   The change in net unrealized gains on marketable securities included the following (in millions):

                                                         1998
                                             Pretax     Taxes       Net
     Unrealized holding gains on
      securities arising during
      the period                             $ 6.6     ($1.0)     $ 5.6
     Unrealized gain on securities
      transferred from held to
      maturity                                60.6     (21.2)      39.4
     Reclassification adjustment for
      investment losses (gains)
      realized in net income and
      unrealized gains of subsidiaries sold  (27.8)      9.7     (18.1)
     Changes in net unrealized gains on
      marketable securities                  $39.4    ($12.5)     $26.9


                                                         1997
                                             Pretax     Taxes       Net
     Unrealized holding gains on
      securities arising during
      the period                           $ 117.6    ($41.2)    $ 76.4
     Unrealized gain on securities
      transferred from held to
      maturity                                  -          -         -
     Reclassification adjustment for
      investment losses (gains)
      realized in net income and
      unrealized gains of subsidiaries sold   (7.7)      2.7      (5.0)
     Changes in net unrealized gains on
      marketable securities                 $109.9    ($38.5)     $71.4


                                                         1996
                                             Pretax     Taxes       Net
     Unrealized holding gains on
      securities arising during
      the period                            ($42.1)     $14.6   ($27.5)
     Unrealized gain on securities
      transferred from held to
      maturity                                  -          -         -
     Reclassification adjustment for
      investment losses (gains)
      realized in net income and
      unrealized gains of subsidiaries sold     -          -         -
     Changes in net unrealized gains on
      marketable securities                 ($42.1)     $14.6   ($27.5)


   At December 31, 1998, there were 3.0 million shares of AAG Common Stock reserved for issuance under AAG's stock option plans. Under the plans, the exercise price of each option equals the market price of AAG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

   Data for AAG's Stock Option Plan is presented below:

                                     1998                     1997
                                        Average                      Average
                                       Exercise                     Exercise
                           Shares         Price       Shares           Price
   Outstanding at
    beginning of year   2,178,190         $15.21   1,548,969          $13.38
   Granted                417,000         $22.51     633,070          $19.70
   Forfeited              (90,332)        $16.57      (3,849)         $13.51
   Exercised              (40,778)        $13.80          -               -

   Outstanding at
    end of year         2,464,080         $16.42   2,178,190          $15.21

   Options exercisable
    at year-end           701,561         $14.43     309,024          $13.38


                                         1996
                                            Average
                                           Exercise
                           Shares             Price
   Outstanding at
     beginning of year         -                 -
   Granted              1,557,759            $13.38
   Forfeited               (8,790)           $13.25
   Exercised                   -                 -

   Outstanding at
     end of year         1,548,969           $13.38

   Options exercisable
     at year-end                -               n/a


   The average remaining life of AAG's options was 8.5 years at December 31, 1998. The exercise prices of options issued during the year ranged from $22.13 to $24.38 in 1998; $14.00 to $21.75 in 1997 and $13.25 to $13.75 in
   1996.

   No compensation cost has been recognized for stock option grants. Had compensation cost been determined for stock option awards based on the fair values at grant dates consistent with the method prescribed by SFAS No. 123, AAG's net income and earnings per share would have been approximately $7.5 million ($0.18 per share) lower. For SFAS No. 123 purposes, calculations were determined using the Black-Scholes option pricing model and the following assumptions: dividend yield of less than 1%; expected volatility of 20%; risk-free interest rates of 4.7% - 5.7% for 1998; 5.7% - 6.5% for 1997 and 6.0% for 1996 and expected life of 7.5 years.


                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   K.  INCOME TAXES

   The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Consolidated Income Statement (in millions).

                                                1998     1997     1996
            Income before income taxes:
              Continuing operations           $143.5   $104.2    $78.5
              Extraordinary items               (1.2)    (2.3)    (9.2)
                   Income before income taxes $142.3   $101.9    $69.3

            Tax computed at statutory rate    $ 49.8   $ 35.7    $24.3

            Effect of:
              Reduction of valuation allowance  (6.6)    (3.5)   (10.0)
              Book basis over tax basis of
                subsidiaries sold                2.3       -        -
              Other, net                         0.1     (0.2)    (0.1)
                Total provision (all current)   45.6     32.0     14.2

            Amounts applicable to
               extraordinary items               0.4      0.8      3.2
            Provision for income tax as shown on
              the Consolidated Income
              Statement                       $ 46.0   $ 32.8    $17.4

   The significant components of deferred tax assets and liabilities, excluding the effects of unrealized gains and losses on marketable securities, included in the Consolidated Balance Sheet were as follows (in millions):

                                                 December 31,
                                                1998     1997
     Deferred tax assets:
       Net operating loss carryforwards        $29.4    $39.8
       Accrued expenses                          5.1      8.4
       Investment securities, including
         affiliate                              36.3     34.7
       Valuation allowance for deferred
         tax assets                            (26.4)   (33.0)

     Deferred tax liabilities:
       Unamortized insurance
         acquisition costs                     (68.8)   (70.6)
       Policyholder liabilities                (17.2)    (8.8)
       Capitalized assets                       (8.6)      -

   At December 31, 1998, AAG had net operating loss carryforwards for federal income tax purposes of approximately $84 million which are scheduled to expire from 2003 through 2005.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   L.  LEASES

   Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 1998 are payable as follows: 1999 - $5.3 million; 2000 - $5.0 million; 2001
   - $4.9 million; 2002 - $4.1 million; 2003 - $4.0 million; 2004 and beyond -
   $13.5 million.

   Rental expense for operating leases was $4.9 million in 1998, $2.9 million in 1997 and $2.6 million in 1996.

   M.  EARNINGS PER SHARE

   The number of common shares outstanding used in calculating diluted earnings per share in 1998 and 1997 include 0.7 million shares and 0.5 million shares, respectively, for the effect of the assumed exercise of AAG's stock options.

   N.  CONTINGENCIES

   The Company is continuing its clean-up activities at certain of its former manufacturing operations and third-party sites, in some cases in accordance with consent agreements with federal and state environmental agencies. Changes in regulatory standards and further investigations could affect estimated costs in the future. Management believes that reserves recorded are sufficient to satisfy the known liabilities and that the ultimate cost will not, individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of AAG. Based on prior costs and discussions with independent environmental consultants, the Company believes the remaining aggregate cost of environmental work at all sites for which it has responsibility will range from $6.5 million to $14.5 million. AAG is actively pursuing recovery of a portion of the costs from the companies which provided insurance coverage for the former manufacturing operations. At December 31, 1998, AAG had settlement offers from certain of these insurance companies totaling more than $4 million. In addition, the Company's reserve for environmental costs was $4.7 million at December 31, 1998.

   O.  STATUTORY INFORMATION; RESTRICTIONS ON TRANSFERS OF FUNDS AND ASSETS OF
                  SUBSIDIARIES

   Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, AAG's primary insurance subsidiary, were as follows (in millions):

                                                 1998     1997    1996

            Capital and surplus                $350.4   $317.0  $285.0
            Asset valuation reserve              62.6     64.7    91.4
            Interest maintenance reserve         20.6     23.9    24.7

            Pretax income from operations      $111.2   $ 91.7  $ 87.1
            Net income from operations           99.9     72.7    68.1
            Net income                           35.6     73.6    66.2

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income at December 31, 1998, GALIC may pay $35.6 million in dividends in 1999 without prior approval.

   P.  ADDITIONAL INFORMATION

   Summary Financial Information of AAG Holding AAG has guaranteed all of the outstanding debt of AAG Holding. Summarized consolidated financial information for AAG Holding is as follows (in millions):

                                                  December 31,
       Income Statement                        1998    1997  1996*

         Revenues                            $  665  $  617   $91
         Pretax income                          130      92     8
         Net income                              84      60     5

       * Since November 1, 1996

       Balance Sheet                           1998    1997

         Investments                         $6,291  $6,634
         Unamortized insurance
            acquisition costs                   208     225
         Assets held in separate accounts       120     300
         Other assets                           281     284

         Insurance reserves                  $5,692  $6,142
         Notes payable:
           Due parent                           115     159
           Due others                           130     135
         Liabilities related to
           separate accounts                    120     300
         Other liabilities                      167     165

         Mandatorily redeemable preferred securities
            of subsidiary trusts             $  225  $  225

         Stockholder's equity                $  451  $  317


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



                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   In a 1997 transaction, AAG purchased a minority ownership position in a company engaged in the production of ethanol. AAG's Chairman purchased the remaining ownership. During 1998, this company borrowed $4.0 million from AAG under a subordinated note bearing interest at 14% and used the proceeds to pay a portion of a $6.3 million capital distribution, including $3.1 million to AAG. AAG's equity investment in this company at December 31, 1998 was $1.8 million. In addition, AAG has extended a $5 million line of credit to this company; no amounts have been borrowed under the credit line.

   GALIC has a line of credit with a company owned in part by AFG and a brother of AAG's Chairman. Under the agreement, this company may borrow up to $8 million at 13% with interest deferred and added to principal. At December 31, 1998, $6.1 million was due GALIC under the line.

   Net investment income includes approximately $900,000 in 1998 and 1997 and $1 million in 1996 of payments from a subsidiary of AFG for the rental of an office building owned by GALIC.

   Fair Value of Financial Instruments The following table shows (in millions) the carrying value and estimated fair value of AAG's financial instruments at December 31:

                                                1998               1997
                                      Carrying Estimated   Carrying Estimated
                                        Value Fair Value     Value Fair Value
   Assets
   Fixed maturity investments         $6,023.1  $6,023.1   $6,375.8  $6,440.0
   Equity securities                      85.2      85.2       83.0      83.0
   Investment in affiliate                15.9      25.6       16.8      43.6

   Liabilities
   Annuity benefits accumulated       $5,449.6  $5,307.2   $5,528.1  $5,319.1
   Notes payable                         131.0     130.4      135.8     136.6

   Trust preferred securities         $  225.0  $  231.4   $  225.0  $  230.3

   Stockholders' equity               $  688.7  $  979.3   $  583.9  $  950.4

   When available, fair values are based on prices quoted in the most active market for each security, including AAG Common Stock. If quoted prices are not available, fair value is estimated based on present values, discounted cash flows, fair value of comparable securities or similar methods. The fair value of short-term investments, mortgage loans on real estate and policy loans approximate their carrying value. The fair value of the liability for annuities in the payout phase is assumed to be the present value of the anticipated cash flows, discounted at current interest rates. Fair value of annuities in the accumulation phase is assumed to be the policyholders' cash surrender amount.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Unrealized Gains on Marketable Securities, Net The components of the Consolidated Balance Sheet caption "Unrealized gains on marketable securities, net" in stockholders' equity are summarized as follows (in millions):

                                               Unadjusted
                                                 Asset    Effect of  Reported
                                             (Liability ) SFAS 115    Amount
   1998
   Fixed maturities - available for sale        $5,782.8    $240.3   $6,023.1
   Equity securities                                46.7      38.5       85.2
   Unamortized insurance acquisition
     costs, net                                    256.3      (8.9)     247.4
   Annuity benefits accumulated                  (5,424.1)   (25.5)  (5,449.6)
   Deferred taxes on unrealized gains                  -     (84.3)     (84.3)
   Unrealized gains on marketable
     securities, net                                        $160.1

   1997
   Fixed maturities - available for sale         $3,922.0   $177.4   $4,099.4
   Equity securities                                 30.9     52.1       83.0
   Unamortized insurance acquisition
     costs, net                                     268.0     (6.4)     261.6
   Annuity benefits accumulated                  (5,510.0)   (18.1)  (5,528.1)
   Deferred taxes on unrealized gains                  -     (71.8)     (71.8)
   Unrealized gains on marketable
     securities, net                                        $133.2

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


                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Q.  QUARTERLY FINANCIAL DATA (Unaudited)

   Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the seasonal nature of the Company's affiliate and certain other operations and the discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. The following table represents quarterly results of operations for the years ended December 31, 1998 and 1997 (in millions, except per share data).

                                      First  Second   Third    Fourth    Total
     1998                           Quarter Quarter Quarter   Quarter     Year
     Realized gains (losses)
     on sales of investments         $ 10.2  $  1.5  $  4.0   ($  5.0)  $ 10.7
     Gain on sale of subsidiaries        -       -     21.6        -      21.6
     Total revenues                   189.6   186.9   209.6     138.4    724.5

     Income from continuing operations 25.7    21.7    37.3      12.8     97.5
     Extraordinary items               (0.8)     -       -         -      (0.8)
     Net income                        24.9    21.7    37.3      12.8     96.7

     Earnings (loss) per common share:
      Basic:
       Continuing operations          $0.60   $0.50   $0.87     $0.30    $2.27
       Extraordinary items            (0.02)     -       -         -     (0.02)
       Net income                     $0.58   $0.50   $0.87     $0.30    $2.25

     Diluted:
       Continuing operations          $0.59   $0.49   $0.85     $0.30    $2.23
       Extraordinary items            (0.02)     -       -         -     (0.02)
       Net income                     $0.57   $0.49   $0.85     $0.30    $2.21

   Average common shares outstanding
     Basic                             43.1    43.1    43.0      42.7     43.0
     Diluted                           43.8    43.9    43.7      43.4     43.7

   1997
   Realized gains (losses) on
    sales of investments             $  0.3 ($  0.1) $  1.5    $  3.5   $  5.2
   Total revenues                     149.7   154.5   161.7     168.3    634.2

   Income from continuing operations   18.0    17.7    16.4*     19.3     71.4
   Extraordinary items                   -       -     (1.5)       -      (1.5)
   Net income                          18.0    17.7    14.9*     19.3     69.9

   Earnings (loss) per common share:
     Basic:
     Continuing operations            $0.39   $0.41   $0.38*    $0.45    $1.63
     Extraordinary items                 -       -    (0.03)       -     (0.03)
     Net income                       $0.39   $0.41   $0.35*    $0.45    $1.60

   Diluted:
     Continuing operations            $0.39   $0.41   $0.37*    $0.44    $1.61
     Extraordinary items                 -       -    (0.03)       -     (0.03)
     Net income                       $0.39   $0.41   $0.34*    $0.44    $1.58

   Average common shares outstanding
     Basic                             43.2    43.2    43.2      43.2     43.2
     Diluted                           43.4    43.6    43.8      43.8     43.7


   * In the third quarter of 1997, AAG recorded a $4 million ($2.6 million after-tax) charge relating to the relocation of Loyal American Life Insurance Company (a wholly-owned subsidiary of AAG) from Mobile, Alabama to Cincinnati, Ohio. Excluding this charge, third quarter 1997 basic and diluted earnings per share would have been $0.06 higher.


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

            For 1998, 1997 and 1996                             Page

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

   (b)  Report on Form 8-K:

        Date of Report          Items Reported
        October 15, 1998        Sale of Funeral Services Division


                                       S-1

                    AMERICAN ANNUITY GROUP, INC. - PARENT ONLY
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)


                             Condensed Balance Sheet

                                                    December 31,
   Assets:                                          1998     1997
     Investments:
       Fixed maturities:
          Available for sale - at market
          (amortized cost - $68.7 and $61.3)      $ 67.6   $ 62.5
       Equity securities - at market
          (cost - $1.9 and $11.5)                    1.9     11.5
     Investment in affiliate                        24.8       -
     Cash and short-term investments                 3.6      3.6
     Investment in subsidiaries (a)                512.0    396.0
     Note receivable from AAG Holding              115.0    115.7
     Other assets                                   16.5     53.9
                                                  $741.4   $643.2
   Liabilities and Capital:
     Accounts payable, accrued expenses and
       other liabilities                          $ 22.3   $ 24.3
     Payables to affiliates                         29.2     33.7
     Notes payable                                   1.2      1.3
     Stockholders' equity (b)                      688.7    583.9
                                                  $741.4   $643.2

       Condensed Income Statement

                                                  Year ended December 31,
                                                    1998     1997    1996
   Revenues:
     Net investment income and other income       $ 37.5   $ 34.1  $ 10.6
     Realized gains (losses) on sales of
      investments                                   (1.5)     0.1      -
     Gain on sale of subsidiaries                    4.6       -       -
     Equity in net loss of affiliate                (4.4)      -       -
     Equity in undistributed earnings of
       subsidiaries                                 72.7    (92.9)   47.6
     Capital distributions from subsidiaries        50.6    181.1    61.2
                                                   159.5    122.4   119.4
   Costs and Expenses:
     Interest and other financing expenses           0.1      0.2    15.2
     Provision for relocation expenses                -       4.0      -
     Other expenses                                 15.9     14.0    25.7
                                                    16.0     18.2    40.9
   Income from continuing operations before
     income taxes                                  143.5    104.2    78.5
   Provision for income taxes                       46.0     32.8    17.4
   Income from continuing operations                97.5     71.4    61.1

   Extraordinary items, net of tax                  (0.8)    (1.5)   (6.0)

   Net Income                                     $ 96.7   $ 69.9  $ 55.1


   (a) Includes unrealized gains of $160.8 million and $132.4 million in 1998 and 1997, respectively.

   (b) Includes unrealized gains of $160.1 million and $133.2 million in 1998 and 1997, respectively.

                                       S-2

                    AMERICAN ANNUITY GROUP, INC. - PARENT ONLY
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)


                        Condensed Statement of Cash Flows

                                                  Year Ended December 31,
                                                     1998    1997    1996

   Operating Activities:
     Net income                                    $ 96.7  $ 69.9   $55.1
     Adjustments:
       Extraordinary items                            0.8     1.5     6.0
       Equity in net earnings of subsidiaries       (76.6)  (58.8)  (70.8)
       Realized gains on investing activities         1.5    (0.1)     -
       Gain on sale of subsidiaries                  (4.6)     -       -
       Depreciation and amortization                  1.4     2.2     1.6
       Decrease (increase) in other assets            1.1    (1.9)   (8.5)
       Increase (decrease) in balances with
         affiliates                                  (5.1)    9.5   (26.5)
       Increase (decrease) in other liabilities      (3.4)  (11.2)    0.1
       Capital distributions from subsidiaries        8.9   181.2    61.2
       Contributions to subsidiaries                (61.6)   (3.1)  (12.7)
       Other, net                                     6.2    (0.7)    1.3
                                                    (34.7)  188.5     6.8

   Investing Activities:
     Purchase of investments                        (59.9) (104.8)     -
     Decrease (increase) in intercompany notes       13.3     0.7   (46.9)
     Purchase of subsidiaries                          -    (51.7)     -
     Maturities and redemptions of fixed maturity
       investments                                   51.4     0.5      -
     Sales of investments                            38.2    22.0      -
     Sale of subsidiaries                            10.6      -       -
     Sales of real estate and other assets             -       -      0.2
                                                     53.6  (133.3)  (46.7)

   Financing Activities:
     Additions to notes payable                        -       -     87.7
     Reductions of notes payable                     (0.1)   (0.1)  (74.8)
     Issuance of Common Stock                         0.4      -       -
     Retirement of Common Stock                     (14.9)   (1.1)     -
     Issuance of Preferred Stock                       -       -     32.0
     Retirement of Preferred Stock                     -    (47.0)     -
     Cash dividends paid                             (4.3)   (5.3)   (4.5)
                                                    (18.9)  (53.5)   40.4

   Net Increase (Decrease) in Cash and
     Short-term Investments                            -      1.7     0.5

   Cash and short-term investments at beginning
     of period                                        3.6     1.9     1.4

   Cash and short-term investments
     at end of period                              $  3.6  $  3.6   $ 1.9


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

   12      Earnings to fixed charges.

   21      Subsidiaries of the Registrant.

   23      Consent of Independent Auditors.

   27.1 Financial Data Schedule for 1998 - included in Report filed electronically with the Securities and Exchange Commission.

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


                                             American Annuity Group, Inc.


   Signed: March 30, 1999                    BY:s/CARL H. LINDNER

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

        Signature                        Capacity                   Date





   s/CARL H. LINDNER                Chairman of the Board        March 30, 1999
     Carl H. Lindner                  of Directors





   s/S. CRAIG LINDNER               Director                     March 30, 1999
     S. Craig Lindner



   s/ROBERT A. ADAMS                Director                     March 30, 1999
     Robert A. Adams



   s/WILLIAM R. MARTIN              Director                     March 30, 1999
     William R. Martin*


   s/JOHN T. LAWRENCE, III          Director                     March 30, 1999
     John T. Lawrence, III


   s/WILLIAM J. MANEY               Senior Vice President,       March 30, 1999
     William J. Maney                 Treasurer and Chief
                                      Financial Officer
                                      (Principal Accounting Officer)

   * Chairman of Audit Committee