Form 10-Q
period 1999-03-31
AMERICAN ANNUITY GROUP INC
filed 1999-05-14
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                              Commission File
   March 31, 1999                                              No. 1-11632



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



   As of May 1, 1999, there were 42,380,622 shares of the Registrant's Common Stock outstanding.


                                   Page 1 of 21



                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  March 31, December 31,
                                                      1999       1998
   Assets
     Investments:
       Fixed maturities - at market
         (amortized cost - $5,931.3 and $5,782.8) $6,092.1   $6,023.1
       Equity securities - at market
         (cost - $44.1 and $46.7)                     82.0       85.2
       Investment in affiliate                        17.5       15.9
       Mortgage loans on real estate                  21.3       40.1
       Real estate                                    59.0       55.1
       Policy loans                                  219.3      220.5
       Short-term investments                         86.8       73.6
         Total investments                         6,578.0    6,513.5

     Cash                                             24.7       59.4
     Accrued investment income                        99.4       97.6
     Unamortized insurance acquisition costs, net    271.2      247.4
     Other assets                                    150.5      152.5
     Assets held in separate accounts                162.2      120.0

                                                  $7,286.0   $7,190.4

   Liabilities and Capital
     Annuity benefits accumulated                 $5,482.3   $5,449.6
     Life, accident and health reserves              350.8      341.6
     Notes payable                                   149.9      131.0
     Payable to affiliates, net                       60.0       54.1
     Deferred taxes on unrealized gains               61.1       84.3
     Accounts payable, accrued expenses and other
       liabilities                                   143.4       96.1
     Liabilities related to separate accounts        162.2      120.0
         Total liabilities                         6,409.7    6,276.7

     Mandatorily redeemable preferred securities
       of subsidiary trusts                          219.6      225.0

     Stockholders' Equity:
       Common Stock, $1 par value
         -100,000,000 shares authorized
         - 42,379,991 and 42,576,933 shares
             outstanding                              42.4       42.6
       Capital surplus                               350.0      354.1
       Accumulated deficit at December 31, 1992     (212.6)    (212.6)
       Retained earnings since January 1, 1993       362.2      344.5
       Unrealized gains on marketable
           securities, net                           114.7      160.1
         Total stockholders' equity                  656.7      688.7

                                                  $7,286.0   $7,190.4
                                        2

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)


                                                   Three months ended
                                                         March 31,
                                                      1999      1998
   Revenues:
     Life, accident and health premiums             $ 25.6    $ 46.8
     Net investment income                           119.9     127.0
     Realized gains on sales of investments            4.0      10.2
     Equity in net earnings of affiliate               1.8       2.4
     Other income                                      3.7       3.2
                                                     155.0     189.6
   Costs and Expenses:
     Annuity benefits                                 64.9      71.1
     Life, accident and health benefits               18.9      38.1
     Insurance acquisition expenses                    8.2      14.0
     Trust preferred distribution requirement          4.7       4.8
     Interest and other debt expenses                  2.4       2.5
     Other expenses                                   23.4      21.0
                                                     122.5     151.5
   Income before income taxes, extraordinary item and
     cumulative effect of accounting change           32.5      38.1
   Provision for income taxes                         10.1      12.4
   Income before extraordinary item and cumulative effect
     of accounting change                             22.4      25.7
   Extraordinary item - loss on prepayment of debt      -       (0.8)
   Cumulative effect of accounting change             (4.7)       -

   Net Income                                       $ 17.7    $ 24.9

   Average number of common shares:
     Basic                                            42.5      43.1
     Diluted                                          43.2      43.8

   Basic earnings (loss) per common share:
     Before extraordinary item and cumulative effect
       of accounting change                          $0.53     $0.60
     Loss on prepayment of debt                         -      (0.02)
     Cumulative effect of accounting change          (0.11)       -
     Net income                                      $0.42     $0.58

   Diluted earnings (loss) per common share:
     Before extraordinary item and cumulative effect
       of accounting change                          $0.52     $0.59
     Loss on prepayment of debt                         -      (0.02)
     Cumulative effect of accounting change          (0.11)       -
     Net income                                      $0.41     $0.57

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                                   Three months ended
                                                       March 31,
                                                    1999       1998
   Common Stock:
     Balance at beginning of period               $ 42.6     $ 43.2
     Common Stock retired                           (0.2)      (0.1)
       Balance at end of period                   $ 42.4     $ 43.1


   Capital Surplus:
     Balance at beginning of period               $354.1     $368.0
     Common Stock issued                             0.2         -
     Common Stock retired                           (4.3)      (1.7)
       Balance at end of period                   $350.0     $366.3


   Accumulated Deficit at December 31, 1992      ($212.6)   ($212.6)




   Retained Earnings Since January 1, 1993:
     Balance at beginning of period               $344.5     $252.1
     Net income                                     17.7       24.9
       Balance at end of period                   $362.2     $277.0


   Unrealized Gains, Net:
     Balance at beginning of period               $160.1     $133.2
     Change during period                          (45.4)       2.7
       Balance at end of period                   $114.7     $135.9


   Comprehensive Income (Loss):
     Net income                                   $ 17.7     $ 24.9
     Other comprehensive income - change in net
       unrealized gains on marketable securities   (45.4)       2.7
       Comprehensive income (loss)               ($ 27.7)    $ 27.6

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                   Three months ended
                                                      March 31,
                                                     1999       1998
   Cash Flows from Operating Activities:
     Net income                                    $ 17.7     $ 24.9
     Adjustments:
       Extraordinary loss on prepayment of debt        -         0.8
       Cumulative effect of accounting change         4.7         -
       Increase in life, accident and health reserves 9.0       16.2
       Benefits to annuity policyholders             64.9       71.1
       Amortization of insurance acquisition costs    8.2       14.0
       Equity in net earnings of affiliate           (1.8)      (2.4)
       Depreciation and amortization                  3.2        1.9
       Realized gains on sales of investments        (4.0)     (10.2)
       Increase in insurance acquisition costs      (28.2)     (24.3)
       Increase in accrued investment income         (0.7)      (1.0)
       Increase in other assets                      (6.5)      (5.8)
       Increase (decrease) in other liabilities       7.5       (2.3)
       Other, net                                    (3.1)      (1.2)
                                                     70.9       81.7

   Cash Flows from Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments                  (405.0)    (285.7)
       Equity securities                             (4.3)      (4.4)
       Real estate, mortgage loans and other assets  (6.8)      (4.7)
     Purchase of subsidiaries                       (26.6)     (31.0)
     Cash and short-term investments of
        acquired subsidiaries                        31.1       21.7
     Maturities and redemptions of fixed
        maturity investments                        203.0      157.4
     Sales of:
       Fixed maturity investments                   163.8       97.7
       Equity securities                              7.0        2.0
       Real estate, mortgage loans and other
          assets                                     18.8       12.5
     Decrease in policy loans                         1.2        0.6
                                                    (17.8)     (33.9)

   Cash Flows from Financing Activities:
     Fixed annuity receipts                         107.5      107.8
     Annuity surrenders, benefits and withdrawals  (191.1)    (164.0)
     Additions to notes payable                      19.0       50.0
     Reductions of notes payable                     (0.2)     (25.5)
     Issuance of Common Stock                         0.2         -
     Retirement of Common Stock                      (4.5)      (1.8)
     Repurchase of trust preferred securities        (5.5)        -
                                                    (74.6)     (33.5)

   Net increase (decrease) in cash and
       short-term investments                       (21.5)      14.3

   Cash and short-term investments at
       beginning of period                          133.0       50.7
   Cash and short-term investments at
       end of period                               $111.5     $ 65.0

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

      American Financial Group, Inc. ("AFG") and its subsidiaries owned 83% of AAG's Common Stock at May 1, 1999.

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

      Investments All fixed maturity securities are "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


      Assets Held In and Liabilities Related To Separate Accounts Separate account assets and related liabilities represent variable annuity deposits.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


      Start-Up Costs   Certain costs associated with introducing new products
      and distribution channels had been deferred by AAG and were being amortized on a straight-line basis over five years. In 1999, AAG implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". The SOP requires that (i) costs of start-up activities be expensed as incurred and (ii) unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, effective January 1, 1999, AAG expensed previously capitalized start-up costs of $4.7 million (net of tax) or $0.11 per diluted share, effective January 1, 1999.

      Derivatives   The Financial Accounting Standards Board issued SFAS No.
      133, "Accounting for Derivative Instruments and Hedging Activities," during the second quarter of 1998. AAG must implement SFAS No. 133 by no later than January 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition in the balance sheet of all derivatives (both assets and liabilities) at fair value. Changes in fair value of derivative instruments are included in current income or as a component of comprehensive income (outside current income) depending on the type of derivative. Implementation of SFAS No. 133 is not expected to have a material effect on AAG's financial position or results of operations.

      Earnings Per Share Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of the assumed exercise of dilutive common stock options.

      Comprehensive Income   Comprehensive income represents the total of net
      earnings plus other comprehensive income. For AAG, other comprehensive income represents the change in net unrealized gain on marketable securities net of deferred taxes.

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

   C. Acquisitions and Sale of Subsidiaries

      In February 1999, AAG acquired Old Republic Life Insurance Company of New York for approximately $27 million in cash.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   D. Segments of Operations

      AAG operates in three major segments: (i) retirement products, (ii) life, accident and health insurance and (iii) corporate and other.
      AAG's retirement product companies sell tax-deferred annuities to employees of primary and secondary educational institutions, hospitals
      and in the non-qualified markets.   More than one-fourth of AAG's
      retirement annuity premiums came from California in the first quarter of 1999. No other state accounted for more than 10% of premiums. Sales from AAG's top two Managing General Agencies accounted for 12% and 4% of retirement annuity premiums in the first quarter of 1999.

      AAG's life, accident and health businesses sell various forms of life and supplemental health products in the United States and Puerto Rico. Sales in Puerto Rico accounted for nearly one-half of AAG's life, accident and health premiums in the first quarter of 1999.

      Corporate and other consists primarily of AAG (parent), AAG Holding and, in 1998, the Funeral Services Division.

      In the first quarter of 1999, AAG implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires segment information to be reported based on how management internally evaluates the operating performance of its business units. Implementation of this standard had no impact on AAG's financial position or results of operations.

      The following tables (in millions) show AAG's revenues and operating profit (loss) by significant business segment. Operating profit (loss) represents total revenues (excluding realized gains) less interest and operating expenses.


                                           Three months ended March 31,
                                                  1999      1998
         Revenues
           Retirement annuities                 $110.6    $107.8
           Life, accident & health                33.4      30.6
           Corporate and other                     5.2      38.6
           Total operating revenues              149.2     177.0
           Realized gains                          4.0      10.2
           Equity in net earnings of affiliate     1.8       2.4
           Total revenues per income statement  $155.0    $189.6

         Operating profit (loss) - pretax
           Retirement annuities                 $ 30.2    $ 24.7
           Life, accident & health                 2.3       3.8
           Corporate and other                    (5.8)     (3.0)
           Total pretax operating income          26.7      25.5
           Realized gains                          4.0      10.2
           Equity in net earnings of affiliate     1.8       2.4
           Total pretax income per income
              statement                         $ 32.5    $ 38.1

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   E. Investments

      "Investing activities" related to fixed maturity investments in AAG's Statement of Cash Flows, for the three months ending March 31, consisted of the following (in millions):

                                           Held to Available
                                          Maturity  for Sale  Total
         1999
         Purchases                          $   -   ($405.0) ($405.0)
         Maturities and paydowns                -     203.0    203.0
         Sales                                  -     163.8    163.8

         1998
         Purchases                          $   -   ($285.7) ($285.7)
         Maturities and paydowns              75.0     82.4    157.4
         Sales                                18.3*    79.4     97.7

         * Sold at a gain of $0.4 million in the first quarter of 1998 due to significant deterioration of the issuers' creditworthiness.

      At March 31, 1999, AAG's fixed maturity portfolio was comprised of corporate bonds (57%), mortgage-backed securities (31%), public utilities (7%) and government securities (5%).

   F. Investment in Affiliate

      Investment in affiliate reflects AAG's 4% ownership (2.7 million shares; carrying value of $17.5 million at March 31, 1999) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 33% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

      The market value of AAG's investment in Chiquita was approximately $27 million at March 31, 1999 and $26 million at December 31, 1998.

      Included in equity in Chiquita's earnings for the first quarter of 1998 is a $0.9 million gain attributable to Chiquita's issuance of common stock.

   G. Unamortized Insurance Acquisition Costs

      Unamortized insurance acquisition costs consisted of the following (in millions):
                                                March 31, December 31,
                                                   1999         1998
         Deferred policy acquisition costs       $347.7       $320.1
         Present value of future profits acquired  58.6         59.9
         Unearned revenues                       (135.1)      (132.6)
                                                 $271.2       $247.4



                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   H. Notes Payable

      Notes payable consisted of the following (in millions):

                                                 March 31, December 31,
                                                     1999         1998

           Direct obligations of AAG               $  1.2       $  1.2
           Obligations of AAG Holding (guaranteed by AAG):
             6-7/8% Senior Notes due 2008           100.0        100.0
             Bank Credit Line                        46.0         27.0
           Other subsidiary debt                      2.7          2.8
                Total                              $149.9       $131.0

      AAG Holding has a $200 million revolving credit agreement with several banks. Loans under the bank credit agreement mature from 2000 to 2003 and bear interest at floating rates based on prime or Eurodollar. At March 31, 1999, and December 31, 1998, the weighted-average interest rate on amounts borrowed under AAG Holding's bank credit line was 5.46% and 6.09%, respectively.

      In February 1998, AAG Holding borrowed $50 million under the credit line and retired its 11-1/8% Notes realizing a pretax extraordinary loss of $1.2 million.

      At March 31, 1999, AAG and its subsidiaries had no material amounts of scheduled principal payments due until final maturity of the bank credit line in 2003.

   I. Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

      Wholly-owned subsidiary trusts of AAG Holding issued $225 million of preferred securities and, in turn, purchased a like amount of AAG Holding subordinated debt which provides interest and principal payments to fund the Trusts' obligations.  The preferred securities are mandatorily redeemable upon maturity or redemption of the subordinated debt. The three preferred securities issues are summarized as follows:
                                                                   Optional
   Date of     Issue                                             Redemption
   Issuance    (Maturity Date)           3/31/99    12/31/98          Dates
   November 1996  9-1/4% TOPrS*      $74,600,000   $75,000,000   On or after
                  (2026)                                          11/7/2001
   March 1997    8-7/8% Preferred
                   Securities (2027)  70,000,000    75,000,000    On or after
                                                                   3/1/2007
   May 1997       7-1/4% ROPES**
                  (2041)              75,000,000    75,000,000    Prior to
                                                                9/28/2000 and
                                                               after 9/28/2001

   *  Trust Originated Preferred Securities
   ** Remarketed Par Securities

     In the first quarter of 1999 AAG repurchased $5.4 million of its preferred securities for $5.5 million in cash.

     AAG and AAG Holding effectively provide an unconditional guarantee of the Trusts' obligations.



                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   J.      Stockholders' Equity

           The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

           At March 31, 1999, there were 3.0 million shares of AAG Common Stock reserved for issuance under AAG's stock option plans. Under the plans, the exercise price of each option equals the market price of AAG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

           "Retained earnings since January 1, 1993" reflects accumulated changes in AAG's retained earnings since its acquisition of GALIC.

           The change in net unrealized gains on marketable securities for the three months ended March 31 included the following (in millions):

                                          1999          1998
                              Pretax  Taxes    Net   Pretax  Taxes     Net
   Unrealized holding
    gains (losses) on
    securities arising
    during the period          ($64.6) $21.8 ($42.8)  $5.9  ($2.0)   $3.9
   Reclassification adjustment
    for investment
     gains realized in
     net income                  (4.0)   1.4   (2.6)  (1.8)   0.6    (1.2)
   Change in net unrealized
    gains on marketable
     securities                ($68.6) $23.2 ($45.4)  $4.1  ($1.4)   $2.7

   K.      Earnings Per Share

           The number of common shares outstanding used in calculating diluted earnings per share in the first quarter of 1999 and 1998, respectively, includes 0.7 million shares for the effect of the assumed exercise of AAG's outstanding stock options.

   L.      Contingencies

           The Company is continuing its clean-up activities at certain of its former manufacturing operations and third-party sites, in some cases in accordance with consent agreements with federal and state environmental agencies. Changes in regulatory standards and further investigations could affect estimated costs in the future. Management believes that reserves recorded are sufficient to satisfy the known liabilities and that the ultimate cost will not, individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of AAG. AAG is actively pursuing recovery of a portion of the costs from the companies which provided insurance coverage for the former manufacturing operations. No assurance can be given as to the ultimate amount which may be recovered.



                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   M.      Additional Information

           Statutory Information of Great American Life Insurance Company Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, AAG's primary insurance subsidiary, were as follows (in millions):

                                            March 31, December 31,
                                                1999         1998
                Capital and surplus           $352.4       $350.4
                Asset valuation reserve         67.2         62.6
                Interest maintenance reserve    20.8         20.6

                                          Three months ended March 31,
                                                1999         1998
                Pretax income from operations  $11.1        $20.1
                Net income from operations       8.3         16.2
                Net income                       8.4         16.0

   The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income for the year ended December 31, 1998, GALIC may pay $35.6 million in dividends in 1999 without prior approval.

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

   To address its Year 2000 issue, AAG's operations have been divided into separate systems groups. At March 31, 1999, these groups were in the process of either (i) testing internally developed and third party software applications believed to be Year 2000 compliant without need for any modifications; (ii) modifying and testing other software applications or
   (iii) replacing software with new applications that are Year 2000 compliant, and testing those replacements for operational acceptance and Year 2000 compliance.

   Approximately 40% of the operating units are currently on target with their internal plans to be complete in the second quarter of 1999. Approximately 60% of the operating units have experienced some delay and their overall projects are running behind schedule on internally established timelines. Substantially all of these systems have been remediated and testing is expected to be completed in the third quarter of 1999.

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

   Many of the systems being replaced were planned replacements, which were accelerated due to Year 2000 considerations. A significant portion of AAG's Year 2000 Project is being completed using internal staff. Therefore, cost estimates for the Year 2000 Project do not represent solely incremental costs. Since the beginning of 1997, AAG has incurred an estimated $17 million in Year 2000 costs, including

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   capitalized costs of $12 million for new systems; the Company expensed $3.5 million in Year 2000 costs in 1998 and $1.7 million in the first quarter of 1999. AAG estimates it will spend an additional $6 million in connection with the Year 2000 Project during the remainder of 1999, of which $4 million is expected to be expensed. Projected Year 2000 costs and completion dates are based on management's best estimates. There can be no assurance that these estimates will be achieved.

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

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios   AAG's earnings to fixed charges continue to exceed 5 times; its consolidated debt to capital ratio remains under 25%. Consolidated debt includes the Company's notes payable and its Remarketed Par Securities ("ROPES"). Capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains on fixed maturity investments).

   AAG's proforma consolidated debt to capital ratio remains well under 20%. Proforma amounts assume unrestricted cash and marketable investments on hand at AAG (parent) have been used to reduce consolidated debt.

   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 1999, the capital ratios of each of AAG's principal insurance subsidiaries was at least 4.8 times its authorized control level RBC.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Sources and Uses of Funds   To pay interest and principal on borrowings,
   obligations related to discontinued manufacturing operations and other holding company costs AAG (parent) and AAG Holding use cash and investments on hand as well as capital distributions from their principal subsidiary, Great American Life Insurance Company ("GALIC"). At March 31, 1999, AAG (parent) had nearly $100 million of cash and investments on hand. The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC during the remainder of 1999 without prior regulatory approval is $35.6 million.

   In the first quarter of 1999, AAG repurchased $5 million of its preferred securities and $4 million of Common Stock using cash on hand and bank borrowings.

   Including cash and investments on hand and the unused availability under a bank line of credit, AAG and AAG Holding had approximately $250 million of liquidity at March 31, 1999. Based upon the current level of operations and anticipated growth, AAG believes that it will have sufficient resources to meet its liquidity requirements.

   Investments   Insurance laws restrict the types and amounts of investments which are permissible for life insurers. These restrictions are designed to ensure the safety and liquidity of insurers' investment portfolios. The NAIC has developed a model investment law which management believes will not have a material impact on AAG's operations.

   AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at March 31, 1999. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities.

   At March 31, 1999, AAG's mortgage-backed securities ("MBSs") portfolio represented less than one-third of its fixed maturity investments. AAG invests primarily in MBSs which have a lower risk of prepayment. In addition, the majority of MBSs held by AAG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

   Nearly 90% of AAG's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, AAG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At March 31, 1999, 92% of AAG's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that the high credit quality of AAG's investment portfolio should generate a stable and predictable investment return.



                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   RESULTS OF OPERATIONS

   General In September 1998, AAG sold its Funeral Services Division. Accordingly, certain 1999 income statement components are not comparable to 1998.

   Pretax earnings from operations (before realized gains, equity in results of affiliate, extraordinary item and accounting change) for the first quarter of 1999 and 1998 were $26.7 million and $25.5 million, respectively. On a diluted basis, net earnings from operations (before realized gains, equity in earnings of affiliate, extraordinary item and accounting change) for the same periods were $0.43 per share and $0.40 per share, respectively.

   Retirement Products    The following table summarizes AAG's premiums for its
   retirement annuities (in millions).
                                                     Three months ended
                                                         March 31,
                                                         1999    1998
    Retirement Annuity Premiums:
        Single premium deferred annuities               $ 52    $ 52
        Flexible premium deferred annuities               41      45
        Variable annuities - single premium               35      13
        Variable annuities - flexible premium             12       4
          Total                                         $140    $114

   Management believes that the performance of the stock market and the recent interest rate environment have resulted in decreased sales and persistency of traditional fixed annuities. Sales of annuity products linked to the performance of the stock market (equity-indexed and variable annuities) helped offset this decrease.

   Life, Accident and Health Premiums   The following table summarizes AAG's
   life, accident and health premiums as shown in the Consolidated Income Statement (in millions).

     Life, Accident and Health Premiums:                1999    1998
        Life insurance (excluding Funeral
         Services Division)                              $18     $17
        Accident and health insurance                      8       6
                                                          26      23
        Funeral Services Division                          -      24
                                                         $26     $47

   Net Investment Income   Net investment income decreased 6% in 1999 from the
   comparable three month period in 1998 resulting primarily from less invested assets due to the sale of the Funeral Services Division.

   Realized Gains   Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Equity in Net Earnings of Affiliate   Equity in net earnings of affiliate
   represents AAG's proportionate share of the results of Chiquita Brands International. Chiquita reported net income for the first quarter of 1999 and 1998 of $49 million and $41 million, respectively. Included in equity in Chiquita's first quarter 1998 earnings is a gain attributable to Chiquita's issuance of common stock.

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

   Annuity benefits decreased 9% in the first quarter of 1999 compared to the same period in 1998 due primarily to (i) decreases in crediting rates, (ii) changes in actuarial assumptions, (iii) the sale of the Funeral Services Division and (iv) decreased sales and persistency of fixed annuities.

   Insurance Acquisition Expenses   Insurance acquisition expenses include
   amortization of deferred acquisition costs ("DAC") as well as certain marketing expenses and commissions on sales of life insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired. The decrease in the first quarter of 1999 compared to the same period in 1998 reflects primarily the sale of the Funeral Services Division.

   Preferred Distributions and Interest Expenses   Trust preferred distribution
   requirements and interest and other debt expenses decreased 3% in the first quarter of 1999 compared to the same period in 1998 due primarily to lower preferred amounts and average borrowings outstanding.

   Other Expenses   Increases in other expenses reflect (i) higher depreciation and amortization expenses and (ii) operating expenses of relatively recent start-up activities. AAG had previously deferred such operating expenses (see "Accounting Change" below).

   Extraordinary Item   Extraordinary item reflects AAG's losses, net of tax,
   on retirements of its debt.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Accounting Change   In the first quarter of 1999, AAG implemented Statement
   of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that costs of start-up activities be expensed as incurred and that unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AAG expensed previously capitalized start-up costs of $4.7 million (net of tax) in the first quarter of 1999.







                                      ITEM 3

            Qualitative and Quantitative Disclosure About Market Risk

   As of March 31, 1999, there were no material changes to the information provided in AAG's Form 10-K for 1998 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.


                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION




                                      ITEM 1

                                Legal Proceedings

   In January 1999, GALIC was named a defendant in a purported class action lawsuit (Woodward v. Great American Life Insurance Company, Hamilton County Court of Common Pleas, Case No. A9900587, filed February 2, 1999). The complaint seeks unspecified damages based on alleged (i) failure of GALIC to allow the tax-free transfer of the annuity value of certain annuities to other product providers, and (ii) misleading disclosures concerning GALIC's interest crediting practices. The Company has not completed its review of the complaint but believes it has meritorious defenses. However, it is too early to predict the ultimate outcome of this action and its impact on the Company.





                                      ITEM 6

                         Exhibits and Reports on Form 8-K

   (a) Exhibit 27 - Financial Data Schedule as of March 31, 1999. For submission in electronic filing only.

   (b)   Report on Form 8-K - None









                                    Signature


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                      American Annuity Group, Inc.


   May 14, 1999                       BY:/s/William J. Maney
                                         William J. Maney
                                         Senior Vice President, Treasurer
                                          and Chief Financial Officer

