Form 10-Q
period 1999-06-30
AMERICAN ANNUITY GROUP INC
filed 1999-08-13
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                              Commission File
   June 30, 1999                                               No. 1-11632



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



   As of August 1, 1999, there were 42,381,586 shares of the Registrant's Common Stock outstanding.






                                   Page 1 of 21


                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                                   June 30,      December 31,
                                                      1999              1998
   Assets
     Investments:
       Fixed maturities - at market
         (amortized cost - $6,013.4 and $5,782.8) $6,043.9   $6,023.1
       Equity securities - at market
         (cost - $45.3 and $46.7)                     91.5       85.2
       Investment in affiliate                        17.5       15.9
       Mortgage loans on real estate                  20.5       40.1
       Real estate                                    60.3       55.1
       Policy loans                                  217.7      220.5
       Short-term investments                         58.6       73.6
         Total investments                         6,510.0    6,513.5

     Cash                                             41.3       59.4
     Accrued investment income                        99.0       97.6
     Unamortized insurance acquisition costs, net    297.3      247.4
     Other assets                                    163.5      152.5
     Assets held in separate accounts                215.9      120.0

                                                  $7,327.0   $7,190.4

   Liabilities and Capital
     Annuity benefits accumulated                 $5,469.5   $5,449.6
     Life, accident and health reserves              358.0      341.6
     Notes payable                                   178.7      131.0
     Payable to affiliates, net                       66.1       54.1
     Deferred taxes on unrealized gains               25.4       84.3
     Accounts payable, accrued expenses and other
       liabilities                                   186.6       96.1
     Liabilities related to separate accounts        215.9      120.0
         Total liabilities                         6,500.2    6,276.7

     Mandatorily redeemable preferred securities
       of subsidiary trusts                          219.6      225.0

     Stockholders' Equity:
       Common Stock, $1 par value
         -100,000,000 shares authorized
         - 42,380,765 and 42,576,933 shares
           outstanding                                42.4       42.6
       Capital surplus                               350.0      354.1
       Accumulated deficit at December 31, 1992     (212.6)    (212.6)
       Retained earnings since January 1, 1993       380.6      344.5
       Unrealized gains on marketable
         securities, net                              46.8      160.1
         Total stockholders' equity                  607.2      688.7

                                                  $7,327.0   $7,190.4

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)


                                          Three months ended  Six months ended
                                               June 30,           June 30,
                                               1999     1998     1999     1998

   Revenues:
     Life, accident and health premiums      $ 25.4   $ 48.5   $ 51.0   $ 95.3
     Net investment income                    122.9    130.9    242.8    257.9
     Realized gains (losses) on sales
     of investments                            (2.3)     1.5      1.7     11.7
     Equity in net earnings of affiliate        0.1      2.2      1.9      4.6
     Other income                               3.1      3.8      6.8      7.0
                                              149.2    186.9    304.2    376.5
   Costs and Expenses:
     Annuity benefits                          63.6     69.1    128.5    140.2
     Life, accident and health benefits        16.0     36.6     34.9     74.7
     Insurance acquisition expenses            10.5     15.9     18.7     29.9
     Trust preferred distribution requirement   4.5      4.7      9.2      9.5
     Interest and other debt expenses           2.7      2.7      5.1      5.2
     Other expenses                            25.4     25.6     48.8     46.6
                                              122.7    154.6    245.2    306.1

   Income before income taxes, extraordinary
     item and cumulative effect
     of accounting change                      26.5     32.3     59.0     70.4
   Provision for income taxes                   8.1     10.6     18.2     23.0

   Income before extraordinary item and
     cumulative effect of accounting change    18.4     21.7     40.8     47.4

   Extraordinary item - loss on prepayment
      of debt                                    -        -        -      (0.8)
   Cumulative effect of accounting change        -        -      (4.7)      -

   Net Income                                $ 18.4   $ 21.7   $ 36.1   $ 46.6


   Average number of common shares:
     Basic                                     42.4     43.1     42.5     43.1
     Diluted                                   43.1     43.9     43.1     43.9

   Basic earnings (loss) per common share:
     Before extraordinary item and cumulative effect
       of accounting change                   $0.43    $0.50    $0.96    $1.10
     Loss on prepayment of debt                  -        -        -
   (0.02)
     Cumulative effect of accounting change      -        -     (0.11)      -
     Net income                               $0.43    $0.50    $0.85    $1.08

   Diluted earnings (loss) per common share:
     Before extraordinary item and cumulative effect
       of accounting change                   $0.43    $0.49    $0.95    $1.08
     Loss on prepayment of debt                  -        -        -     (0.02)
     Cumulative effect of accounting change      -        -     (0.11)      -
     Net income                               $0.43    $0.49    $0.84    $1.06


                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                                    Six months ended
                                                        June 30,
                                                    1999       1998



   Common Stock:
     Balance at beginning of period               $ 42.6     $ 43.2
     Common Stock retired                           (0.2)      (0.1)
       Balance at end of period                   $ 42.4     $ 43.1


   Capital Surplus:
     Balance at beginning of period               $354.1     $368.0
     Common Stock issued                             0.2        0.2
     Common Stock retired                           (4.3)      (1.7)
       Balance at end of period                   $350.0     $366.5


   Accumulated Deficit at December 31, 1992      ($212.6)   ($212.6)


   Retained Earnings Since January 1, 1993:
     Balance at beginning of period               $344.5     $252.1
     Net income                                     36.1       46.6
       Balance at end of period                   $380.6     $298.7


   Unrealized Gains, Net:
     Balance at beginning of period               $160.1     $133.2
     Change during period                         (113.3)       6.4
       Balance at end of period                   $ 46.8     $139.6




   Comprehensive Income (Loss):
     Net income                                   $ 36.1     $ 46.6
     Other comprehensive income - change in net
       unrealized gains on marketable securities  (113.3)       6.4
       Comprehensive income (loss)               ($ 77.2)    $ 53.0


                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                     Six months ended
                                                         June 30,
                                                     1999       1998
   Cash Flows from Operating Activities:
     Net income                                    $ 36.1     $ 46.6
     Adjustments:
       Extraordinary loss on prepayment of debt        -         0.8
       Cumulative effect of accounting change         4.7         -
       Increase in life, accident and
        health reserves                              16.3       29.2
       Benefits to annuity policyholders            128.5      140.2
       Amortization of insurance acquisition costs   18.7       29.9
       Equity in net earnings of affiliate           (1.9)      (4.6)
       Depreciation and amortization                  4.1        4.5
       Realized gains on sales of investments        (1.7)     (11.7)
       Increase in insurance acquisition costs      (59.2)     (48.9)
       Increase in accrued investment income         (0.4)      (1.5)
       Increase in other assets                      (9.0)     (16.2)
       Increase in other liabilities                 27.4       11.6
       Other, net                                    (8.0)      (9.3)
                                                    155.6      170.6

   Cash Flows from Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments                  (797.8)    (598.8)
       Equity securities                             (6.1)      (5.9)
       Real estate, mortgage loans and other assets (13.0)     (12.7)
     Purchase of subsidiaries                       (26.6)     (31.8)
     Cash and short-term investments of
       acquired subsidiaries                         31.1       22.3
     Maturities and redemptions of fixed
      maturity investments                          369.4      398.0
     Sales of:
       Fixed maturity investments                   324.8      177.9
       Equity securities                              7.6        2.0
       Real estate, mortgage loans and other assets  23.5       15.6
     Decrease in policy loans                         2.8        0.6
                                                    (84.3)     (32.8)

   Cash Flows from Financing Activities:
     Fixed annuity receipts                         219.2      238.2
     Annuity surrenders, benefits and withdrawals  (361.5)    (354.8)
     Additions to notes payable                      48.1      150.0
     Reductions of notes payable                     (0.4)    (125.7)
     Issuance of Common Stock                         0.2         -
     Retirement of Common Stock                      (4.5)      (1.8)
     Repurchase of trust preferred securities        (5.5)        -
                                                   (104.4)     (94.1)

   Net increase (decrease) in cash and
     short-term investments                         (33.1)      43.7

   Cash and short-term investments at
     beginning of period                            133.0       50.7
   Cash and short-term investments at
     end of period                                 $ 99.9     $ 94.4

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

      American Financial Group, Inc. ("AFG") and its subsidiaries owned 83% of AAG's Common Stock at August 1, 1999.

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

      Certain reclassifications may have been made to prior years to conform to the current year's presentation. All acquisitions since the acquisition of Great American Life Insurance Company ("GALIC"), AAG's principal subsidiary, have been accounted for as purchases. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


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

      Income Taxes AAG and GALIC have separate tax allocation agreements with American Financial Corporation ("AFC"), a subsidiary of AFG, which designate how tax payments are shared by members of the tax group. In general, both companies compute taxes on a separate return basis. GALIC is obligated to make payments to (or receive benefits from) AFC based on taxable income without regard to temporary differences. If GALIC's taxable income (computed on a statutory accounting basis) exceeds a current period net operating loss of AAG, the taxes payable by GALIC associated with the excess are payable to AFC. If the AFC tax group utilizes any of AAG's net operating losses or deductions that originated prior to AAG's entering AFC's consolidated tax group, AFC will pay to AAG an amount equal to the benefit received.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued




      Qualified employees having vested rights in the plan are entitled to benefit payments at age 60.

      AAG and certain of its subsidiaries provide certain benefits to eligible retirees. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

      Start-Up Costs   Certain costs associated with introducing new products
      and distribution channels had been deferred by AAG and were being amortized on a straight-line basis over five years. In 1999, AAG implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". The SOP requires that (i) costs of start-up activities be expensed as incurred and (ii) unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, effective January 1, 1999, AAG expensed previously capitalized start-up costs of $4.7 million (net of tax) or $0.11 per diluted share.

      Derivatives   The Financial Accounting Standards Board issued SFAS No.
      133, "Accounting for Derivative Instruments and Hedging Activities," during the second quarter of 1998. AAG must implement SFAS No. 133 by no later than January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition in the balance sheet of all derivatives (both assets and liabilities) at fair value. Changes in fair value of derivative instruments are included in current income or as a component of comprehensive income (outside current income) depending on the type of derivative. Implementation of SFAS No. 133 is not expected to have a material effect on AAG's financial position or results of operations.

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

   D. Segments of Operations

      AAG operates in three major segments: (i) retirement products, (ii) life, accident and health insurance and (iii) corporate and other.
      AAG's retirement product companies sell tax-deferred annuities to employees of primary and secondary educational institutions, hospitals
      and in the non-qualified markets.   More than one-fourth of AAG's
      retirement annuity premiums came from California in the first six months of 1999. No other state accounted for more than 10% of premiums. Sales from AAG's top two Managing General Agencies accounted for 11% and 4% of retirement annuity premiums in the first six months of 1999.

      AAG's life, accident and health businesses sell various forms of life and supplemental health products in the United States and Puerto Rico. Sales in Puerto Rico accounted for nearly one-half of AAG's life, accident and health premiums in the first six months of 1999.

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

                                    Three months ended    Six months ended
                                         June 30,             June 30,
                                         1999    1998       1999    1998
       Revenues
         Retirement annuities          $113.3  $110.6     $224.6  $219.1
         Life, accident & health         34.1    31.0       67.7    61.7
         Corporate and other              4.0    41.6        8.3    79.4
           Total operating revenues     151.4   183.2      300.6   360.2
         Realized gains (losses)         (2.3)    1.5        1.7    11.7
         Equity in net earnings of
          affiliate                       0.1     2.2        1.9     4.6
           Total revenues per income
            statement                  $149.2  $186.9     $304.2  $376.5

       Operating profit (loss) - pretax
         Retirement annuities          $ 29.2  $ 29.4     $ 60.1  $ 55.0
         Life, accident & health          5.9     3.8        9.4     8.7
         Corporate and other             (6.4)   (4.6)     (14.1)   (9.6)
           Total pretax operating income 28.7    28.6       55.4    54.1
         Realized gains (losses)         (2.3)    1.5        1.7    11.7
         Equity in net earnings of
           affiliate                      0.1     2.2        1.9     4.6
           Total pretax income per income
           statement                   $ 26.5  $ 32.3     $ 59.0  $ 70.4

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   E. Investments

      "Investing activities" related to fixed maturity investments in AAG's Statement of Cash Flows for the six months ending June 30, consisted of the following (in millions):

                                           Held to Available
                                          Maturity  for Sale  Total
         1999
         Purchases                          $   -   ($797.8) ($797.8)
         Maturities and paydowns                -     369.4    369.4
         Sales                                  -     324.8    324.8

         1998
         Purchases                          $   -   ($598.8) ($598.8)
         Maturities and paydowns             178.1    219.9    398.0
         Sales                                26.3*   151.6    177.9

         * Sold at a gain of $0.1 million in the first six months of 1998 due to significant deterioration of the issuers' creditworthiness.

      At June 30, 1999, AAG's fixed maturity portfolio was comprised of corporate bonds (57%), mortgage-backed securities (32%), public utilities (6%) and government securities (5%).

   F. Investment in Affiliate

      Investment in affiliate reflects AAG's 4% ownership (2.7 million shares; carrying value of $17.5 million at June 30, 1999) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 32% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

      The market value of AAG's investment in Chiquita was approximately $24 million at June 30, 1999 and $26 million at December 31, 1998.

      Included in equity in Chiquita's earnings for the first six months of 1998 is a $1.0 million gain attributable to Chiquita's issuance of common stock.

   G. Unamortized Insurance Acquisition Costs

      Unamortized insurance acquisition costs consisted of the following (in millions):
                                                       June 30, December 31,
                                                          1999         1998
         Deferred policy acquisition costs              $382.3       $320.1
         Present value of future profits
           acquired                                       57.0         59.9
         Unearned revenues                              (142.0)      (132.6)
                                                        $297.3       $247.4


                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   H. Notes Payable

      Notes payable consisted of the following (in millions):

                                                  June 30, December 31,
                                                     1999         1998

           Direct obligations of AAG               $  1.2       $  1.2
           Obligations of AAG Holding (guaranteed by AAG):
             6-7/8% Senior Notes due 2008           100.0        100.0
             Bank Credit Line                        75.0         27.0
           Other subsidiary debt                      2.5          2.8
                Total                              $178.7       $131.0

      AAG Holding has a $200 million revolving credit agreement with several banks. Loans under the bank credit agreement mature from 2000 to 2003 and bear interest at floating rates based on prime or Eurodollar. At June 30, 1999, and December 31, 1998, the weighted-average interest rate on amounts borrowed under AAG Holding's bank credit line was 5.48% and 6.09%, respectively.

      In February 1998, AAG Holding borrowed $50 million under the credit line and retired its 11-1/8% Notes realizing a pretax extraordinary loss of $1.2 million.

      In June 1998, AAG Holding sold $100 million principal amount of 6-7/8% Senior Notes due 2008 and used the net proceeds to repay outstanding indebtedness under the unsecured bank credit line.

      At June 30, 1999, AAG and its subsidiaries had no material amounts of scheduled principal payments due until final maturity of the bank credit line in 2003.

   I. Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

      Wholly owned subsidiary trusts of AAG Holding issued $225 million of preferred securities and, in turn, purchased a like amount of AAG Holding subordinated debt which provides interest and principal payments to fund the Trusts' obligations. The preferred securities are mandatorily redeemable upon maturity or redemption of the subordinated debt. The three preferred securities issues are summarized as follows:

                                                                Optional
        Date of     Issue                                       Redemption
        Issuance   (Maturity Date)      6/30/99    12/31/98     Dates
        November
        1996        9-1/4% TOPrS*                                On or after
                    (2026)            $74,600,000  $75,000,000   11/7/2001
        March
        1997        8-7/8% Preferred
                    Securities (2027)  70,000,000   75,000,000   On or after
                                                                 3/1/2007
        May
        1997        7-1/4% ROPES**
                    (2041)             75,000,000   75,000,000   Prior to
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

           At June 30, 1999, there were 3.0 million shares of AAG Common Stock reserved for issuance under AAG's stock option plans. Under the plans, the exercise price of each option equals the market price of AAG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

           "Retained earnings since January 1, 1993" reflects accumulated changes in AAG's retained earnings since its acquisition of GALIC.

           The change in net unrealized gains on marketable securities for the six months ended June 30 included the following (in millions):

                                                         1999
                                             Pretax     Taxes       Net
           Unrealized holding gains
           (losses) on securities
           arising during the period       ($170.7)     $58.4  ($112.3)
           Reclassification adjustment
           for investment gains realized
           in net income                      (1.5)       0.5     (1.0)
           Change in net unrealized gains
           on marketable securities        ($172.2)     $58.9  ($113.3)



                                                         1998
                                             Pretax     Taxes      Net
           Unrealized holding gains
           (losses) on securities
           arising during the period         $12.4     ($4.3)     $8.1
           Reclassification adjustment
           for investment gains realized
           in net income                      (2.6)      0.9      (1.7)
           Change in net unrealized gains
           on marketable securities           $9.8     ($3.4)     $6.4

   K.      Earnings Per Share

           The number of common shares outstanding used in calculating diluted earnings per share in the second quarter and first six months of 1999 includes 0.7 million shares and 0.6 million shares, respectively, compared to 0.8 million shares for both of the same periods in 1998 for the effect of the assumed exercise of AAG's outstanding stock options.

   L.      Contingencies

           Other than as disclosed in "Legal Proceedings" in Part II of this report, there have been no significant changes to the matters discussed and referred to in Note N "Contingencies" in AAG's Annual Report on Form 10-K for 1998.



                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   M.      Additional Information

           Statutory Information of Great American Life Insurance Company Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, AAG's primary insurance subsidiary, were as follows (in millions):

                                             June 30, December 31,
                                                1999         1998
                Capital and surplus           $353.1       $350.4
                Asset valuation reserve         69.8         62.6
                Interest maintenance reserve    17.9         20.6

                                           Six months ended June 30,
                                                1999         1998
                Pretax income from operations  $19.5        $38.7
                Net income from operations      14.8         30.8
                Net income                      15.0         29.1

             The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income for the year ended December 31, 1998, GALIC may pay $35.6 million in dividends in 1999 without prior approval.

   N.      Subsequent Event

           In July 1999, AAG reached an agreement to acquire United Teacher Associates Insurance Company ("UTA") of Austin, Texas. UTA provides retired and active teachers with supplemental health products and retirement annuities, and purchases blocks of insurance policies from other insurance companies. Premiums in 1998 were approximately $85 million and statutory assets were approximately $210 million as of December 31, 1998. Completion of the acquisition, which is expected to occur in the third quarter of 1999, is subject to certain conditions, including receipt of approval from the Texas Department of Insurance.

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

   To address its Year 2000 issue, AAG's operations have been divided into separate systems groups. These groups have completed about 75% of the tests to be performed and were engaged primarily in test documentation activities. Testing efforts that remain include important segments of AAG's administrative systems. Virtually all of these tests are expected to be complete in the third quarter, and documentation of those efforts will continue into the fourth quarter.

   Contingency plans provide a documented order of actions necessary to keep the Company's business functions operating and mitigate the extent of any potential disruptions. The Company expects to substantially complete its contingency planning for all mission critical software applications and operational processes in the third quarter of 1999. Contingency planning associated with less significant software applications and operational processes are expected to be completed by November 1, 1999. These plans will be tested through the balance of the year.

   Many of the systems which have been or are being replaced were planned replacements, which were accelerated due to Year 2000 considerations. A significant portion of AAG's Year 2000 Project is being completed using internal staff. Therefore, cost estimates for the Year 2000 Project do not represent solely incremental costs. Since the beginning of 1997, AAG has incurred an estimated $21 million in Year 2000 costs, including capitalized costs of $14 million for new systems; the Company expensed $3.5 million in Year 2000 costs in 1998 and $3.6 million in the first six months of 1999. AAG estimates it will spend an additional $5 million in connection with the Year 2000 Project during the remainder of 1999, of which $3 million is expected to be expensed. Projected Year 2000 costs and completion dates are based on management's best estimates. There can be no assurance that these estimates will be achieved.



                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   AAG believes it has reasonable plans in place to ensure business activities function properly in the Year 2000. However, should software modifications and new software installations fail to function as expected, the resulting disruptions could have a material adverse impact on operations. AAG's operations could also be materially adversely affected by the inability of third parties such as agents, vendors and policyholders' employers to also function properly in the Year 2000.

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

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios   AAG's ratio of earnings to fixed charges continues to exceed 4 times; its consolidated debt to capital ratio is 26%. Consolidated debt includes the Company's notes payable and its Remarketed Par Securities ("ROPES"). Capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains on fixed maturity investments).

   AAG's proforma consolidated debt to capital ratio remains well under 20%. Proforma amounts assume unrestricted cash and marketable investments on hand at AAG (parent) have been used to reduce consolidated debt.

   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 1999, the capital ratios of each of AAG's principal insurance subsidiaries was at least 4.6 times its authorized control level RBC.

   Sources and Uses of Funds   To pay interest and principal on borrowings,
   obligations related to discontinued manufacturing operations and other holding company costs, AAG (parent) and AAG Holding use cash and investments on hand as well as capital distributions from their principal subsidiary, Great American Life Insurance Company ("GALIC"). At June 30, 1999, AAG (parent) had approximately $120 million of cash and investments on hand. The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC during the remainder of 1999 without prior regulatory approval is $35.6 million.

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


                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Including cash and investments on hand and the unused availability under a bank line of credit, AAG and AAG Holding had approximately $250 million of liquidity at June 30, 1999. Based upon the current level of operations and anticipated growth, AAG believes that it will have sufficient resources to meet its liquidity requirements.

   Investments    AAG invests primarily in fixed income investments which,
   including loans and short-term investments, comprised 97% of its investment portfolio at June 30, 1999. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities.

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At June 30, 1999, 91% of AAG's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that the high credit quality of AAG's investment portfolio should generate a stable and predictable investment return.

   At June 30, 1999, AAG's mortgage-backed securities ("MBSs") portfolio represented less than one-third of its fixed maturity investments. AAG invests primarily in MBSs which have a lower risk of prepayment. In addition, the majority of MBSs held by AAG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

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

   RESULTS OF OPERATIONS

   General In September 1998, AAG sold its Funeral Services Division. Accordingly, certain 1999 income statement components are not comparable to 1998.

   Pretax earnings from operations (before realized gains (losses), equity in results of affiliate, extraordinary item and accounting change) for the second quarter and first six months of 1999 were $28.7 million and $55.4 million, respectively, compared to $28.6 and $54.1 million for the same periods in 1998. On a diluted basis, net earnings from operations (before realized gains (losses), equity in earnings of affiliate, extraordinary item and accounting change) for the same periods were $0.46 per share and $0.89 per share, respectively, compared to $0.43 per share and $0.83 per share.

   Retirement Products    The following table summarizes AAG's premiums for its
   retirement annuities (in millions).

                                        Three months ended   Six months ended
                                                June 30,          June 30,
                                                1999    1998     1999   1998
     Retirement Annuity Premiums:
        Single premium deferred annuities       $ 58    $ 69    $110    $121
        Flexible premium deferred annuities       42      51      83      96
        Variable annuities - single premium       38      16      73      29
        Variable annuities - flexible premium     12       4      24       8
          Total                                 $150    $140    $290    $254

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

                                         Three months ended  Six months ended
                                               June 30,          June 30,
                                                1999    1998    1999    1998
     Life, Accident and Health Premiums:
        Life insurance                           $17     $15     $35     $32
        Accident and health insurance              8       6      16      12
                                                  25      21      51      44
        Funeral Services Division                  -      27       -      51
                                                 $25     $48     $51     $95

   Net Investment Income   Net investment income decreased 6% in both the
   second quarter and first six months of 1999 compared to the same periods in 1998 resulting primarily from less invested assets due to the sale of the Funeral Services Division.

   Realized Gains   Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies.

   Equity in Net Earnings of Affiliate   Equity in net earnings of affiliate
   represents AAG's proportionate share of the results of Chiquita Brands International. Chiquita reported net income for the second quarter and first six months of 1999 of $7 million and $56 million, respectively, compared to $53 million and $94 million for the same periods in 1998. Included in equity in Chiquita's first six months of 1998 earnings are gains attributable to Chiquita's issuance of common stock.

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


                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Annuity benefits decreased 8% in the second quarter and first six months of 1999 compared to the same periods in 1998 due primarily to (i) decreases in crediting rates, (ii) changes in actuarial assumptions, (iii) the sale of the Funeral Services Division and (iv) decreased sales and persistency of fixed annuities.

   Insurance Acquisition Expenses   Insurance acquisition expenses include
   amortization of deferred policy acquisition costs ("DPAC") as well as certain marketing expenses and commissions on sales of life insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired. The decrease in both the second quarter and first six months of 1999 compared to the same periods in 1998 reflects primarily the sale of the Funeral Services Division.

   Preferred Distributions and Interest Expenses Trust preferred distribution requirements and interest and other debt expenses decreased 3% in the second quarter and first six months of 1999 compared to the same periods in 1998 due primarily to lower preferred amounts and average borrowings outstanding.

   Other Expenses   Other expenses reflect (i) higher personnel costs and (ii)
   higher consulting expenses (due in part to Year 2000 preparation spending); these increases in 1999 were offset by the absence of expenses resulting from the sale of the Funeral Services Division.

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



                                      ITEM 3

            Qualitative and Quantitative Disclosure About Market Risk

   As of June 30, 1999, there were no material changes to the information provided in AAG's Form 10-K for 1998 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.


                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION




                                      ITEM 1

                                Legal Proceedings

   GALIC was named a defendant in purported class action lawsuits (Woodward v. Great American Life Insurance Company, Hamilton County Court of Common Pleas, Case No. A9900587, filed February 2, 1999 and Marshak v. Great American Life Insurance Company, Harris County, Texas filed June 18, 1999). The complaints seek unspecified money damages (the Texas complaint also seeks declaratory relief) based on alleged (i) failure of GALIC to allow the tax-free transfer of the annuity value of certain annuities to other product providers, and (ii) misleading and fraudulent disclosures concerning GALIC's interest crediting practices. The Texas complaint also alleges that the sale of annuities to tax qualified plans was inappropriate. GALIC has not completed its review of the complaints but believes it has meritorious defenses. However, it is too early to predict the ultimate outcome of these actions and their impact on the Company.


                                      ITEM 4

               Submissions of Matters to a Vote of Security Holders

   The Registrant's Annual Stockholders' Meeting was held May 18, 1999. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. All of the nominees for director proposed by the Registrant were elected to the Board of Directors.

   The votes cast for, against, and the number withheld or abstentions as to each matter voted on at the 1999 Annual Meeting is set forth below:


                                For        Against       Withheld    Abstain
   Election of Directors:
     Carl H. Lindner        40,504,579         NA         14,014         NA
     S. Craig Lindner       40,504,825         NA         13,768         NA
     Robert A. Adams        40,507,769         NA         10,824         NA
     Ronald G. Joseph       40,507,993         NA         10,600         NA
     John T. Lawrence       40,507,081         NA         11,512         NA
     William R. Martin      40,507,040         NA         11,553         NA
     Ronald W. Tysoe        40,505,925         NA         12,668         NA



   NA - Not Applicable

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


                                      ITEM 6

                         Exhibits and Reports on Form 8-K

   (a) Exhibit 27 - Financial Data Schedule as of June 30, 1999. For submission in electronic filing only.

   (b)   Report on Form 8-K - None





                                    Signature


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                      American Annuity Group, Inc.


   August 13, 1999                    BY:/s/William J. Maney
                                         William J. Maney
                                         Senior Vice President, Treasurer
                                          and Chief Financial Officer


