Form 10-Q
period 1999-09-30
AMERICAN ANNUITY GROUP INC
filed 1999-11-12
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                              Commission File
   September 30, 1999                                          No. 1-11632



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



   As of November 1, 1999, there were 42,372,312 shares of the Registrant's Common Stock outstanding.

                                   Page 1 of 21




















                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                              September 30, December 31,
                                                    1999        1998
   Assets
     Investments:
       Fixed maturities - at market
         (amortized cost - $5,936.6 and $5,782.8) $5,896.6   $6,023.1
       Equity securities - at market
         (cost - $42.8 and $46.7)                     74.0       85.2
       Investment in affiliate                        15.7       15.9
       Mortgage loans on real estate                  17.9       40.1
       Real estate                                    72.0       55.1
       Policy loans                                  217.2      220.5
       Short-term investments                         79.3       73.6
         Total investments                         6,372.7    6,513.5

     Cash                                             36.0       59.4
     Accrued investment income                        96.4       97.6
     Unamortized insurance acquisition costs, net    317.4      247.4
     Other assets                                    210.3      152.5
     Assets held in separate accounts                243.4      120.0

                                                  $7,276.2   $7,190.4

   Liabilities and Capital
     Annuity benefits accumulated                 $5,473.6   $5,449.6
     Life, accident and health reserves              369.4      341.6
     Notes payable                                   199.5      131.0
     Payable to affiliates, net                       71.2       54.1
     Deferred taxes on unrealized gains (losses) (0.9) 84.3 Accounts payable, accrued expenses and other
       liabilities                                   127.3       96.1
     Liabilities related to separate accounts        243.4      120.0
         Total liabilities                         6,483.5    6,276.7

     Mandatorily redeemable preferred securities
       of subsidiary trusts                          219.6      225.0

     Stockholders' Equity:
       Common Stock, $1 par value
         -100,000,000 shares authorized
         - 42,392,953 and 42,576,933 shares
           outstanding                                42.4       42.6
       Capital surplus                               350.0      354.1
       Retained earnings                             183.4      131.9
       Unrealized gains (losses) on marketable
         securities, net                              (2.7)     160.1












         Total stockholders' equity                  573.1      688.7

                                                  $7,276.2   $7,190.4
                                        2

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)


                                         Three months ended Nine months ended
                                              September 30,    September 30,
                                                1999    1998     1999    1998
   Revenues:
     Life, accident and health premiums       $ 26.4  $ 50.4   $ 77.4  $145.7
     Net investment income                     128.7   129.8    371.5   387.7
     Realized gains (losses) on sales of
      investments                               (5.9)    4.0     (4.2)   15.7
     Gain on sale of subsidiaries                 -     21.6       -     21.6
     Equity in net earnings
     (loss) of affiliate                        (1.6)   (0.6)     0.3     4.0
     Other income                                6.7     5.2     14.4    14.0
                                               154.3   210.4    459.4   588.7
   Costs and Expenses:
     Annuity benefits                           66.4    64.5    195.0   204.7
     Life, accident and health benefits         17.3    40.5     52.2   115.2
     Insurance acquisition expenses             11.2    19.5     29.9    49.4
     Trust preferred distribution requirement    4.7     4.8     13.9    14.3
     Interest and other debt expenses            3.4     2.8      8.5     8.0
     Other expenses                             29.3    23.3     78.9    71.7
                                               132.3   155.4    378.4   463.3

   Income before income taxes, extraordinary
     item and cumulative effect of
     accounting change                          22.0    55.0     81.0   125.4
   Provision for income taxes                    6.6    17.7     24.8    40.7

   Income before extraordinary item and
     cumulative effect of accounting change     15.4    37.3     56.2    84.7

   Extraordinary item - loss on prepayment
    of debt                                       -       -        -     (0.8)
   Cumulative effect of accounting change         -       -      (4.7)     -

   Net Income                                 $ 15.4  $ 37.3   $ 51.5  $ 83.9


   Average number of common shares:
     Basic                                      42.4    43.0     42.4    43.1
     Diluted                                    43.1    43.7     43.1    43.8

   Basic earnings (loss) per common share:
     Before extraordinary item and cumulative effect
       of accounting change                    $0.36   $0.87    $1.32   $1.97
     Loss on prepayment of debt                   -       -        -    (0.02)
     Cumulative effect of accounting change       -       -     (0.11)     -
    Net income                                 $0.36   $0.87    $1.21   $1.95

   Diluted earnings (loss) per common share:
     Before extraordinary item and cumulative effect
       of accounting change                    $0.35   $0.85    $1.30   $1.93
     Loss on prepayment of debt                   -       -      -      (0.02)
     Cumulative effect of accounting change       -       -     (0.11)     -
     Net income                                $0.35   $0.85    $1.19   $1.91

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                                  Nine months ended
                                                     September 30,
                                                    1999       1998
   Common Stock:
     Balance at beginning of period               $ 42.6     $ 43.2
     Common Stock retired                           (0.2)      (0.4)
       Balance at end of period                   $ 42.4     $ 42.8


   Capital Surplus:
     Balance at beginning of period               $354.1     $368.0
     Common Stock issued                             0.5        0.4
     Common Stock retired                           (4.6)      (8.6)
       Balance at end of period                   $350.0     $359.8



   Retained Earnings:
     Balance at beginning of period               $131.9     $ 39.5
     Net income                                     51.5       83.9
       Balance at end of period                   $183.4     $123.4


   Unrealized Gains (Losses), Net:
     Balance at beginning of period               $160.1     $133.2
     Change during period                         (162.8)      23.8
       Balance at end of period                  ($  2.7)    $157.0

   Comprehensive Income (Loss):
     Net income                                   $ 51.5     $ 83.9
     Other comprehensive income (loss) - change
      in net unrealized gains (losses) on
      marketable securities                       (162.8)      23.8
       Comprehensive income (loss)               ($111.3)    $107.7


                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                    Nine months ended
                                                      September 30,
                                                     1999       1998
   Cash Flows from Operating Activities:
     Net income                                    $ 51.5     $ 83.9
     Adjustments:
       Extraordinary loss on prepayment of debt        -         0.8
       Cumulative effect of accounting change         4.7         -
       Increase in life, accident and health
         reserves                                    27.6       45.1
       Benefits to annuity policyholders            195.0      204.7
       Amortization of insurance acquisition costs   29.9       39.5
       Equity in net earnings of affiliate           (0.3)      (4.0)
       Depreciation and amortization                  5.5        7.1
       Gain on sale of subsidiaries                    -       (21.6)
       Realized (gains) losses on sales of
        investments                                   4.2      (15.7)
       Increase in insurance acquisition costs      (87.0)     (87.4)
       Decrease (increase) in accrued investment
        income                                        2.2       (3.6)
       Increase in other assets                     (17.0)     (24.8)
       Increase in other liabilities                 32.0       21.8
       Other, net                                   (11.6)     (21.1)
                                                    236.7      224.7

   Cash Flows from Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments                (1,081.4)    (838.8)
       Equity securities                             (6.3)     (17.0)
       Real estate, mortgage loans and other assets (38.8)     (18.6)
     Purchase of subsidiaries                       (47.7)     (31.8)
     Cash and short-term investments of acquired (sold)
       subsidiaries                                  31.2      (18.2)
     Maturities and redemptions of fixed maturity
       investments                                  477.3      546.2
     Sales of:
       Subsidiaries                                    -       164.6
       Fixed maturity investments                   492.9      268.3
       Equity securities                             10.5        5.1
       Real estate, mortgage loans and other assets  39.3       22.5
     Decrease in policy loans                         3.3        0.8
                                                   (119.7)      83.1

   Cash Flows from Financing Activities:
     Fixed annuity receipts                         330.7      358.7
     Annuity surrenders, benefits and withdrawals  (524.1)    (538.9)
     Additions to notes payable                      69.1      150.0
     Reductions of notes payable                     (0.6)    (125.9)
     Issuance of Common Stock                         0.5        0.4
     Retirement of Common Stock                      (4.8)      (9.0)
     Repurchase of trust preferred securities        (5.5)        -
                                                   (134.7)    (164.7)

   Net increase (decrease) in cash and short-term
     investments                                    (17.7)     143.1

   Cash and short-term investments at
     beginning of period                            133.0       50.7
   Cash and short-term investments at
     end of period                                 $115.3     $193.8

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

      American Financial Group, Inc. ("AFG") and its subsidiaries owned 83% of AAG's Common Stock at November 1, 1999.

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

      Certain reclassifications may have been made to prior periods to conform to the current period's presentation. All acquisitions since the acquisition of Great American Life Insurance Company ("GALIC"), AAG's principal subsidiary, have been accounted for as purchases. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

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

      Life, Accident and Health Reserves Liabilities for future policy benefits under traditional life, accident and health policies are computed using the net level premium method. Computations are based on anticipated investment yields,

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


      mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves established for accident and health claims are modified as necessary to reflect actual experience and developing trends.

      The liability for future policy benefits for interest sensitive life and universal life policies is equal to the sum of the accumulated fund balances under such policies.

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

      Start-Up Costs   Certain costs associated with introducing new products
      and distribution channels had been deferred by AAG and were being amortized on a straight-line basis over five years. In 1999, AAG implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that (i) costs of start-up activities be expensed as incurred and(ii) unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, effective January 1, 1999, AAG expensed previously capitalized start-up costs of $4.7 million (net of tax) or $0.11 per diluted share.

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


                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   C. Acquisitions and Sale of Subsidiaries

      In July 1999, AAG acquired Consolidated Financial Corp., an insurance agency, for approximately $21 million in cash.

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

   D. Segments of Operations

      AAG operates in three major segments: (i) retirement products, (ii) life, accident and health insurance and (iii) corporate and other.
      AAG's retirement product companies sell tax-deferred annuities to employees of primary and secondary educational institutions, hospitals
      and in the non-qualified markets.   More than one-fourth of AAG's
      retirement annuity premiums came from California in the first nine months of 1999. No other state accounted for more than 10% of premiums. Sales from AAG's top two Managing General Agencies accounted for 10% and 4% of retirement annuity premiums in the first nine months of 1999.

      AAG's life, accident and health businesses sell various forms of life and supplemental health products in the United States and Puerto Rico. Sales in Puerto Rico accounted for nearly one-half of AAG's life, accident and health premiums in the first nine months of 1999.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


      The following tables (in millions) show AAG's revenues and operating profit (loss) by significant business segment.

                                  Three months ended   Nine months ended
                                       September 30,      September 30,
                                          1999   1998      1999     1998
       Revenues
         Retirement annuities           $123.4 $110.3    $349.5   $330.4
         Life, accident & health          34.3   32.3     102.0     94.0
         Corporate and other               4.1   42.8      11.8    123.0
           Total operating revenues      161.8  185.4     463.3    547.4
         Realized gains (losses)          (5.9)   4.0      (4.2)    15.7
         Gain on sale of subsidiaries       -    21.6        -      21.6
         Equity in results of affiliate   (1.6)  (0.6)      0.3      4.0
           Total revenues per income
            statement                   $154.3 $210.4    $459.4   $588.7

       Operating profit (loss) - pretax
         Retirement annuities           $ 33.5 $ 29.7    $ 94.1   $ 85.0
         Life, accident & health           2.6    4.1      12.0     12.8
         Corporate and other              (6.6)  (3.8)    (21.2)   (13.7)
           Pretax earnings from
            operations                    29.5   30.0      84.9     84.1
         Realized gains (losses)          (5.9)   4.0      (4.2)    15.7
         Gain on sale of subsidiaries       -    21.6        -      21.6
         Equity in results of affiliate   (1.6)  (0.6)      0.3      4.0
           Total pretax income per income
            statement                   $ 22.0 $ 55.0    $ 81.0   $125.4

   E. Investments

      "Investing activities" related to fixed maturity investments in AAG's Statement of Cash Flows for the nine months ending September 30, consisted of the following (in millions):

                                           Held to Available
                                          Maturity  for Sale  Total
         1999
         Purchases                          $   - ($1,081.4)($1,081.4)
         Maturities and paydowns                -     477.3     477.3
         Sales                                  -     492.9     492.9

         1998
         Purchases                          $   -   ($838.8)  ($838.8)
         Maturities and paydowns             233.7    312.5     546.2
         Sales                                32.3    236.0     268.3


      At September 30, 1999, AAG's fixed maturity portfolio was comprised of corporate bonds (57%), mortgage-backed securities (32%), public utilities (6%) and government securities (5%).

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   F. Investment in Affiliate

      Investment in affiliate reflects AAG's 4% ownership (2.7 million shares; carrying value of $15.7 million at September 30, 1999) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 32% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

      The market value of AAG's investment in Chiquita was approximately $16 million at September 30, 1999 and $26 million at December 31, 1998.

      Included in equity in Chiquita's earnings for the first nine months of 1998 is a $1.0 million gain attributable to Chiquita's issuance of common stock.

   G. Unamortized Insurance Acquisition Costs

      Unamortized insurance acquisition costs consisted of the following (in millions):
                                             September 30, December 31,
                                                     1999         1998
      Deferred policy acquisition costs            $404.7       $320.1
       Present value of future profits acquired      55.4         59.9
         Unearned revenues                         (142.7)      (132.6)
                                                   $317.4       $247.4

   H. Notes Payable

      Notes payable consisted of the following (in millions):

                                            September 30, December 31,
                                                    1999         1998

            Direct obligations of AAG              $  2.2       $  1.2
            Obligations of AAG Holding (guaranteed by AAG):
              6-7/8% Senior Notes due 2008          100.0        100.0
              Bank Credit Line                       95.0         27.0
            Other subsidiary debt                     2.3          2.8
                 Total                             $199.5       $131.0

      AAG Holding has a floating rate revolving credit agreement with several banks under which it may borrow a maximum of $200 million through September 29, 2000. The maximum amount available reduces quarterly between September 30, 2000 and December 31, 2003. At September 30, 1999, and December 31, 1998, the weighted-average interest rate on amounts borrowed under the bank credit line was 5.89% and 6.09%, respectively.

      In February 1998, AAG Holding borrowed $50 million under the credit line and retired its 11-1/8% Notes realizing a pretax extraordinary loss of $1.2 million. In June 1998, AAG Holding sold $100 million principal amount of 6-7/8% Senior Notes due 2008 and used the net proceeds to repay outstanding indebtedness under the bank credit line.


                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   At September 30, 1999, scheduled principal payments on debt for the remainder of 1999 and the subsequent five years were as follows (in millions):

               1999     2000     2001      2002     2003     2004
               $0.2     $0.9     $0.7     $35.7    $60.6     $0.2

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

                                                                Optional
      Date of  Issue                                            Redemption
      Issuance (Maturity Date)       9/30/99      12/31/98      Dates
      November
      1996     9-1/4% TOPrS* (2026) $74,600,000 $75,000,000     On or after
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
                                                                3/1/2007
      May
      1997     7-1/4% ROPES** (2041) 75,000,000  75,000,000     Prior to
                                                                9/28/2000 and
                                                                after
                                                                9/28/2001

   *  Trust Originated Preferred Securities
   ** Remarketed Par Securities

    In the first quarter of 1999, AAG repurchased $5.4 million of its preferred securities for $5.5 million in cash.

    AAG and AAG Holding effectively provide an unconditional guarantee of the Trusts' obligations.

   J.      Stockholders' Equity

           The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

           At September 30, 1999, there were 3.0 million shares of AAG Common Stock reserved for issuance under AAG's stock option plans. Under the plans, the exercise price of each option equals the market price of AAG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

           The change in net unrealized gains on marketable securities for the nine months ended September 30 included the following (in millions):

                                                        1999
                                               Pretax  Taxes         Net
           Unrealized holding gains
             (losses) on securities
             arising during the period        ($253.4) $87.1     ($166.3)
           Reclassification adjustment
             for investment losses (gains)
             realized in net income
             and unrealized gains of
             subsidiaries sold                   5.4   (1.9)        3.5
           Change in net unrealized gains
           (losses) on marketable securities ($248.0) $85.2     ($162.8)


                                                        1998
                                               Pretax  Taxes         Net
           Unrealized holding gains
             (losses) on securities
             arising during the period         $65.0 ($21.2)      $43.8
           Reclassification adjustment
             for investment losses (gains)
             realized in net income
             and unrealized gains of
             subsidiaries sold                 (30.7)  10.7       (20.0)
           Change in net unrealized gains
           (losses) on marketable securities   $34.3 ($10.5)      $23.8


                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   K.      Earnings Per Share

           The number of common shares outstanding used in calculating diluted earnings per share in both the third quarter and first nine months of 1999 and 1998 includes 0.7 million shares respectively, for the effect of the assumed exercise of AAG's outstanding stock options.

   L.      Contingencies

           There have been no significant changes to the matters discussed and referred to in "Legal Proceedings" in Part II of AAG's June 30, 1999, Form 10-Q and Note N "Contingencies" in AAG's Annual Report on Form 10-K for 1998.

   M.      Additional Information

           Statutory Information of Great American Life Insurance Company Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, AAG's primary insurance subsidiary, were as follows (in millions):

                                        September 30, December 31,
                                                1999         1998
                Capital and surplus           $363.0       $350.4
                Asset valuation reserve         66.4         62.6
                Interest maintenance reserve    12.2         20.6

                                   Nine months ended September 30,
                                                1999         1998
                Pretax income from operations  $38.3       $106.0
                Net income from operations      29.5         94.3
                Net income                      29.7         29.8

           The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income for the year ended December 31, 1998, GALIC may pay $35.6 million in dividends in 1999 without prior approval.


   N.      Subsequent Event

           In October 1999, AAG acquired United Teacher Associates Insurance Company ("UTA") for $81 million in cash, subject to post-closing adjustments. UTA provides retired and active teachers with supplemental health products and retirement annuities, and purchases blocks of insurance policies from other insurance companies. Premiums in 1998 were approximately $85 million and statutory assets were approximately $210 million as of December 31, 1998.

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

   Uncertainties
            Year 2000 Status   AAG's Year 2000 Project is a corporate-wide
   program designed to ensure that its computer hardware and software systems, telecommunications and other business activities function properly in the Year 2000. The project also encompasses communicating with agents, vendors, financial institutions and others with which the Company conducts business to determine their Year 2000 readiness and resulting effects on AAG. As part of the project, the Company is also developing contingency plans for the systems and procedures deemed most critical to the Company. AAG's Year 2000 Project is being coordinated by a team of individuals from a variety of disciplines in the organization which monitors the work being performed by the various business units and reports frequently to senior management. The Company's internal audit staff reports at least monthly to the Audit Committee of the Board of Directors on the Company's Year 2000 progress.

   To address its Year 2000 issue, AAG's operations have been divided into separate systems groups. These groups have completed virtually all of the tests to be performed and are now engaged primarily in test documentation activities.

   Operating units have communicated with agents, vendors and financial institutions and developed contingency plans based on information obtained. Contingency plans provide a documented order of actions necessary to keep the Company's business functions operating and mitigate the extent of any potential disruptions. The Company has substantially completed its contingency planning for all mission critical software applications and operational processes. These plans will be tested through the balance of the year.

   Many of the systems which have been or are being replaced were planned replacements, which were accelerated due to Year 2000 considerations. A significant portion of AAG's Year 2000 Project is being completed using internal staff. Therefore, cost estimates for the Year 2000 Project do not represent solely incremental costs. Since the beginning of 1997, AAG has incurred an estimated $24 million in Year 2000 costs, including capitalized costs of $14 million for new systems; the Company expensed $1.1 million in Year 2000 costs in the first nine months of 1998 and $5.9 million in the comparable 1999 period. AAG estimates it will spend an additional $2 million in connection with the Year 2000 Project during the remainder of 1999, of which $1 million is expected to be expensed. Projected Year 2000 costs and completion dates are based on management's best estimates. There can be no assurance that these estimates will be achieved.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   AAG believes it has reasonable plans in place to ensure business activities function properly in the Year 2000. However, should software modifications and new software installations fail to function as expected, the resulting disruptions could have a material adverse impact on operations. AAG's operations could be materially adversely affected by the inability of the computer systems of third parties such as agents, vendors and policyholders' employers to function properly in the Year 2000.

   IT Initiative   In the third quarter of 1999, AFG's newly hired Chief
   Information Officer initiated an enterprise-wide study of its Information Technology ("IT") resources, needs and opportunities (including those of AAG). AAG expects that the initiative will entail extensive effort and costs and may lead to substantial changes in the area, which should result in significant cost savings, efficiencies and effectiveness in the future. While the costs (most of which will be expensed) will precede any savings to be realized, management expects benefits to greatly exceed the costs incurred, all of which will be funded through available working capital.

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

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios   AAG's ratio of earnings to fixed charges continues to exceed 4 times; its consolidated debt to capital ratio is 28%. Consolidated debt includes the Company's notes payable and its Remarketed Par Securities ("ROPES"). Capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains (losses) on marketable securities).

   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 1999, the capital ratio of each of AAG's principal insurance subsidiaries was at least 3.8 times its authorized control level RBC.

   Sources and Uses of Funds During 1999, AAG and its subsidiaries used bank borrowings and cash on hand to make acquisitions totalling approximately $130 million (including the October 1999 acquisition of United Teacher Associates Insurance Company) and to repurchase $5 million of its preferred securities and $5 million of Common Stock.

   To pay interest and principal on borrowings, obligations related to discontinued manufacturing operations and other holding company costs, AAG (parent) and AAG Holding use cash and investments on hand, capital distributions from their principal subsidiary, Great American Life Insurance Company ("GALIC") and bank borrowings. At October 31, 1999, AAG (parent) had over $100 million available under its bank credit line. The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. The maximum amount

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   of dividends payable by GALIC during the remainder of 1999 without prior regulatory approval is $35.6 million.

   Based upon the current level of operations and anticipated growth, AAG believes that it will have sufficient resources to meet its liquidity requirements.

   Investments    AAG invests primarily in fixed income investments which,
   including loans and short-term investments, comprised 98% of its investment portfolio at September 30, 1999. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities.

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At September 30, 1999, 91% of AAG's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that the high credit quality of AAG's investment portfolio should generate a stable and predictable investment return.

   At September 30, 1999, AAG's mortgage-backed securities ("MBSs") portfolio represented less than one-third of its fixed maturity investments. AAG invests primarily in MBSs which have a lower risk of prepayment. In addition, the majority of MBSs held by AAG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

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

   RESULTS OF OPERATIONS

   General In September 1998, AAG sold its Funeral Services Division. Accordingly, certain 1999 income statement components are not comparable to 1998.

   Pretax earnings from operations (before realized gains (losses), equity in results of affiliate, extraordinary item and accounting change) for the third quarter and first nine months of 1999 were $29.5 million and $84.9 million, respectively, compared to $30.0 and $84.1 million for the same periods in 1998. On a diluted basis, net earnings from operations (before realized gains (losses), equity in results of affiliate, extraordinary item and accounting change) for the same periods were $0.47 per share and $1.36 per share, respectively, compared to $0.47 per share and $1.30 per share.

   Retirement Products    The following table summarizes AAG's premiums for its
   retirement annuities (in millions).

                                         Three months ended Nine months ended
                                              September 30,   September 30,
                                                1999    1998    1999    1998
     Retirement Annuity Premiums:
        Single premium deferred annuities       $ 61    $ 72    $172    $194
        Flexible premium deferred annuities       28      33     110     127
        Single premium variable annuities         42      21     115      50
        Flexible premium variable annuities       11       6      35      14
          Total                                 $142    $132    $432    $385

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Sales of annuity products linked to the performance of the stock market (equity-indexed and variable annuities) helped offset a decrease in sales of traditional fixed annuities.

   Life, Accident and Health Premiums   The following table summarizes AAG's
   life, accident and health premiums as shown in the Consolidated Income Statement (in millions).

                                          Three months ended Nine months ended
                                              September 30,    September 30,
                                                1999    1998    1999    1998
     Life, Accident and Health Premiums:
        Life insurance                           $18     $12     $53    $ 44
        Accident and health insurance              8      11      24      23
                                                  26     23       77      67
        Funeral Services Division                  -      28       -      79
                                                 $26     $51     $77    $146

   Net Investment Income   Net investment income decreased 1% in the third
   quarter and 4% in the first nine months of 1999 compared to the same periods in 1998 resulting primarily from less invested assets due to the sale of the Funeral Services Division.

   Realized Gains   Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies.

   Equity in Net Earnings of Affiliate   Equity in net earnings of affiliate
   represents AAG's proportionate share of the results of Chiquita Brands International. Chiquita reported net income (loss) for the third quarter and first nine months of 1999 of ($37 million) and $19 million, respectively, compared to ($11 million) and $83 million for the same periods in 1998. Included in equity in Chiquita's first nine months of 1998 earnings are gains attributable to Chiquita's issuance of common stock.

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


                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Insurance Acquisition Expenses   Insurance acquisition expenses include
   amortization of deferred policy acquisition costs ("DPAC") as well as certain marketing expenses and commissions on sales of life insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired. The decrease in both the third quarter and first nine months of 1999 compared to the same periods in 1998 reflects primarily the sale of the Funeral Services Division.

   Interest and Other Debt Expenses   Interest and other debt expenses
   increased 21% in the third quarter and 6% in the first nine months of 1999 compared to the same periods in 1998 due primarily to higher average borrowings outstanding.

   Other Expenses   Other expenses reflect (i) higher personnel costs and
   consulting expenses (related primarily to expanded Year 2000 testing) and
   (ii) increased costs associated with new business initiatives; these increases in 1999 were offset by the absence of expenses resulting from the sale of the Funeral Services Division.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                                      ITEM 3

            Qualitative and Quantitative Disclosure About Market Risk

   The tables below show scheduled principal payments (in millions) on fixed-rate and variable-rate long-term debt of AAG and its subsidiaries and related average interest rates as of September 30, 1999 and December 31, 1998.

                                             September 30, 1999
                          Fixed-Rate Debt           Variable-Rate Debt
                                    Weighted                     Weighted
                       Scheduled     Average       Scheduled      Average
                       Principal    Interest       Principal     Interest
                        Payments        Rate        Payments         Rate
     1999 (remainder)      $ 0.2        4.43%           $  -          - %
     2000                    0.9        4.42               -          -
     2001                    0.7        4.57               -          -
     2002                    0.7        4.65             35.0       5.89
     2003                    0.6        4.36             60.0       5.89
     2004                    0.2        4.32               -          -
     Thereafter            101.2        6.86               -          -

     Total                $104.5        6.78%           $95.0       5.89%

     Market Value         $ 97.6                        $95.0

                                            December 31, 1998
                       Fixed-Rate Debt           Variable-Rate Debt
                                     Weighted                   Weighted
                       Scheduled      Average      Scheduled       Average
                       Principal     Interest      Principal      Interest
                        Payments         Rate       Payments          Rate
     1999                 $  0.8         4.48%          $  -            - %
     2000                    0.8         4.49              -            -
     2001                    0.6         4.70              -            -
     2002                    0.5         4.83              -            -
     2003                    0.5         4.46           27.0          6.09
     Thereafter            100.8         6.86              -            -

     Total                $104.0         6.79%         $27.0         6.09%

     Market Value         $103.4                     $27.0


   As of September 30, 1999, there were no material changes to the other information provided in AAG's Form 10-K for 1998 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II


                                OTHER INFORMATION


                                      ITEM 6

                         Exhibits and Reports on Form 8-K

   (a) Exhibit 27 - Financial Data Schedule as of September 30, 1999. For submission in electronic filing only.

   (b)   Report on Form 8-K - None







   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                      American Annuity Group, Inc.


   November 12, 1999                  BY:/s/William J. Maney
                                         William J. Maney
                                         Executive Vice President, Treasurer
                                          and Chief Financial Officer


