Form 10-K405
period 1999-12-31
AMERICAN ANNUITY GROUP INC
filed 2000-03-29
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the Fiscal Year Ended                           Commission File
   December 31, 1999                                   No. 1-11632

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       As of March 1, 2000, there were 42,383,949 shares of the Registrant's Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates at that date was approximately $114.5 million based upon non-affiliate holdings of 7,323,954 shares and a market price of $15.63 per share.

                       Documents Incorporated by Reference:

       Proxy Statement for the 2000 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).




                           AMERICAN ANNUITY GROUP, INC.

                              INDEX TO ANNUAL REPORT
                                   ON FORM 10-K

   Part I
                                                                          Page
   Item 1.    Business
              Introduction                                              1
                 Retirement Products                                    2
                 Life, Accident and Health Products                     5
                 Sale of Funeral Services Division                      6
                 Investments                                            6
                 Independent Ratings                                    8
                 Competition                                            9
                 Regulation                                             9
                 Employees                                             10
                 Foreign Operations                                    10
                 New Tax Legislation                                   11
   Item 2.    Properties                                               11
   Item 3.    Legal Proceedings                                        12
   Item 4.    Submission of Matters to a Vote of Security Holders       *

   Part II

   Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters                                    13
   Item 6.    Selected Financial Data                                  14
   Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    15
   Item 7A.   Quantitative and Qualitative Disclosures about Market
                Risk                                                   **
   Item 8.    Financial Statements and Supplementary Data              23
   Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                      *

   Part III

   Item 10.   Directors and Executive Officers of the Registrant       23
   Item 11.   Executive Compensation                                   23
   Item 12.   Security Ownership of Certain Beneficial Owners
               and Management                                          23
   Item 13.   Certain Relationships and Related Transactions           23

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

                                      PART I

                                      ITEM 1

                                     Business

   Introduction

   American Annuity Group, Inc. ("AAG" or "the Company"), which was incorporated as a Delaware corporation in 1987, is an 83%-owned subsidiary of American Financial Group, Inc. ("AFG"). AAG is a holding company which markets retirement products, primarily fixed and variable annuities, and various forms of life and supplemental health insurance through the following subsidiaries:
                                                              Year acquired
   Subsidiary                                                   or formed
   Great American Life Insurance Company ("GALIC")                 1992
   Annuity Investors Life Insurance Company ("AILIC")              1994
   Loyal American Life Insurance Company ("Loyal")                 1995
   Great American Life Assurance Company of Puerto
    Rico, Inc. ("GAPR")                                            1997
   GALIC's Life Division                                           1997
   United Teacher Associates Insurance Company ("UTA")             1999

   Standard & Poor's rates GALIC, AILIC and Loyal A+ (Strong). A.M. Best rates all of the above insurance companies A (Excellent), except for UTA which has a rating of A- (Excellent). Duff & Phelps rates GALIC, AILIC, and Loyal AA- (very high claims paying ability). Moody's rates GALIC A3 (good financial security).

   Acquisitions in recent years have supplemented AAG's internal growth as the assets of the holding company and its operating subsidiaries have increased from $4.5 billion at the end of 1992 to approximately $7.5 billion at the end of 1999. Premiums over the last five years were as follows (in millions):

                                                    Premiums*
        Insurance Product                    1999   1998   1997   1996   1995
        Annuities                            $588   $521   $489   $540   $457
        Life and health                       126    104     42     43      2
                                             $714   $625   $531   $583   $459


       * Table does not include premiums of subsidiaries or divisions until their first full year following acquisition or formation. All periods exclude premiums of subsidiaries sold.

   In October 1999, AAG acquired United Teacher Associates. UTA provides retired and active teachers with supplemental health products and retirement annuities, and purchases blocks of insurance policies from other insurance companies.

   In July 1999, AAG acquired Consolidated Financial Corporation, an insurance agency. Consolidated Financial historically has been one of the top 10 sellers of AAG's annuity products.

   In February 1999, AAG acquired Great American Life Insurance Company of New York (formerly known as Old Republic Life Insurance Company of New York) to facilitate AAG's entry into the New York market.


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

   The following table (in millions) presents combined financial information concerning AAG's principal annuity subsidiaries.


             Generally Accepted Accounting Principles ("GAAP") Basis

                                      1999     1998     1997     1996    1995
     Total assets                   $6,657   $6,549   $6,289   $5,942  $5,611
     Fixed annuity reserves          5,349    5,396    5,355    5,211   4,920
     Variable annuity reserves         354      120       37        3       -
     Stockholder's equity              801      862      770      658     623


                      Statutory Accounting Principles Basis

                                      1999     1998     1997     1996    1995
     Total assets                   $6,493   $6,159   $5,977   $5,760  $5,417
     Fixed annuity reserves          5,564    5,538    5,469    5,302   4,977
     Variable annuity reserves         354      120       37        3       -
     Capital and surplus               404      350      317      285     273
     Asset valuation reserve(a)         67       63       65       91      90
     Interest maintenance reserve(a)    10       21       24       25      32

     Annuity receipts:
       Flexible premium:
         First year                 $   55   $   45   $   38   $   36  $   42
         Renewal                       145      149      160      182     196
                                       200      194      198      218     238

       Single premium                  388      327      291      322     219
          Total annuity receipts    $  588   $  521   $  489   $  540  $  457

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

   Premiums have increased over the last few years due primarily to the introduction of products linked to the performance of the stock market (equity-indexed and variable annuities). Sales of these products have more than offset the decline in renewal premiums on traditional fixed policies. Single premium annuity receipts in 1997 reflect the decrease of business written by a single agency from $99 million in 1996 to $23 million in 1997. AAG is no longer writing business through this agency.

   Annuity contracts are generally classified as either fixed rate (including equity-indexed) or variable. The following table presents premiums by classification:

     Premiums                         1999   1998  1997   1996  1995
     Traditional fixed                 55%    72%   83%    98%  100%
     Variable                          35     17     9      *     -
     Equity-indexed                    10     11     8      2     -
                                      100%   100%  100%   100%  100%

     * less than 1%

   With a traditional fixed rate annuity, the interest crediting rate is initially set by the issuer and thereafter may be changed from time to time by the issuer subject to any guaranteed minimum interest crediting rates in the policy.

   The Company seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its fixed rate annuities. AAG accomplishes this by: (i) offering crediting rates which it has the option to change; (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities.

   All of AAG's traditional fixed rate annuities offer a minimum interest rate guarantee of 3% or 4%; the majority permit AAG to change the crediting rate at any time (subject to the minimum guaranteed interest rates). In determining the frequency and extent of changes in the crediting rate, AAG takes into account the economic environment and the relative competitive position of its products.

   Over the last few years, traditional fixed rate annuities have met substantial competition from mutual funds and other equity-based investments. In response, AAG began offering variable annuities and equity-indexed annuities. Industry sales of variable annuities have increased substantially over the last ten years as investors have sought to obtain the returns available in the equity markets while enjoying the tax-deferred status of annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder. Premiums directed to the variable options in policies issued by AAG are invested in funds managed by various independent investment managers. AAG earns a fee on amounts deposited into variable accounts. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case AAG earns a spread on amounts deposited.

   An equity-indexed fixed annuity provides policyholders with a crediting rate tied, in part, to the performance of an existing stock market index while protecting them against the related downside risk through a guarantee of principal. AAG hedges the equity-based risk component of this product through the purchase of call options on the appropriate index. These options are designed to offset substantially all of the increases in the liabilities associated with equity-indexed annuities. AAG has adopted guidelines for approving counterparties (option issuers), counterparty selection standards and counterparty credit exposure limits. At December 31, 1999, all counterparties to AAG's call options were rated Class 1 (highest) by the National Association of Insurance Commissioners ("NAIC").

   The following table reflects the geographical distribution of annuity premiums in 1999 compared to 1995.

                          1999  1995                            1999   1995
      California            29%   19%          Minnesota           4%     4%
      Ohio                   7     6           New Jersey          4      4
      Washington             7     6           Texas               4      5
      Florida                5     7           North Carolina      3      6
      Massachusetts          5     6           All others         28     31
      Michigan               4     6                             100%   100%


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

   Historically, the Company's principal marketing focus had been on sales to employees of educational institutions in the kindergarten through high school ("K-12") segment. However, sales of non-qualified annuities have begun to represent an increasing percentage of premiums as AAG has developed products and distribution channels targeted to the non-qualified markets.
   In 1999, non-qualified premiums represented 30% of total premiums sold compared to 15% in 1995.

   AAG distributes its annuity products through more than 100 managing general agents ("MGAs") who, in turn, direct approximately 1,000 actively producing independent agents. One marketing organization wrote approximately 11% of AAG's annuity premiums in 1999. No other organization wrote more than 5% in 1999.

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

   AAG designs its products with certain provisions to encourage policyholders to maintain their funds with AAG for at least five to ten years. Partly due to these features, annuity surrenders have averaged less than 10% of statutory reserves over the past five years.

   Persistency rates reflect the proportion of reserves maintained by the Company and not paid out in the form of surrenders, annuitizations or death benefits. The following table illustrates GALIC's annual persistency rates for its major product groups over the past five years.

                                             Persistency Rates

     Product Group                    1999   1998  1997   1996  1995
     Flexible premium                  89%    88%   89%    90%   91%
     Single premium                    89     88    90     92    94


   Persistency rates are affected by many of the same factors that affect annuity sales. Although the recent stock market and interest rate environment have affected persistency in the Company's fixed rate annuities, management believes that its persistency rate has benefited from the two-tier design of certain of its products. Two account values are maintained for two-tier annuities -- the annuitization (or upper-tier) value and the surrender (or lower-tier) value. The annuitization value is paid upon a policyholder's death or election to annuitize (withdraw funds in a series of periodic payments for at least the minimum number of years specified in the policy). If a lump-sum payment is chosen by the policyholder, the surrender benefit is paid. GALIC's two-tier annuities are particularly attractive to policyholders who intend to accumulate funds to provide retirement income since the annuitization value is accumulated at competitive long-term interest rates. At December 31, 1999, two-tier annuities accounted for less than half of the Company's fixed annuity reserves, compared to almost 90% at the beginning of 1995.

   In 1999, almost three-fourths of fixed annuity premiums received were on single-tier policies compared to 60% in 1995. After the initial surrender charges have been reduced to zero, single-tier annuities carry one value whether the policy is surrendered or annuitized.

   AAG is licensed to sell its fixed annuity products in all 50 states; it is licensed to sell its variable products in all states except New Hampshire and Vermont. At December 31, 1999, AAG had approximately 280,000 annuity policies in force. The retirement products group employs over 400 people in the United States (primarily in Cincinnati) and over 150 programmers and administrative people in India.

   Life, Accident and Health Products

   AAG offers a variety of life, accident and health products through Loyal, GAPR and GALIC's Life Division. This group produced over $120 million of statutory premiums in 1999. At year end 1999 it had assets of over $640 million. It also had more than 740,000 policies and $11.9 billion of life insurance in force.

   Loyal offers a variety of life and supplemental health insurance products that are normally sold on the basis of a fixed dollar amount per pay period. For products sold through payroll deduction plans, the premiums are deducted from the individual's paycheck and remitted to Loyal on a periodic basis. For products sold through credit unions, the premiums are paid on a periodic basis through deductions from the member's credit union account. The principal products sold by Loyal include cancer, universal life, traditional whole life, hospital indemnity and short-term disability insurance. Loyal's marketing strategy emphasizes third party sponsorship to assist in its selling process. In the payroll deduction market, Loyal's products are presented by marketing companies who provide job-site presentations to the employees; premium billings are sent directly to the employer for processing and remittance. With credit unions, the products are offered with the endorsement of the credit union management. The products are presented to the membership by independent agents and marketing companies through in-home, job-site or lobby sales. Loyal employs approximately 140 people, primarily in Cincinnati.

   GAPR sells in-home service life and supplemental health products through a network of company-employed agents. Ordinary life, cancer, credit and group life products are sold through independent agents. GAPR employs approximately 600 people in Puerto Rico, including 440 company-employed agents.

   In December 1997, GALIC's Life Division began offering term, universal and whole life insurance products through national marketing organizations. In 1999, the Life Division had over 6,000 agents write at least one policy. The Life Division employs approximately 180 people in Cincinnati.

   In October 1999, AAG acquired United Teacher Associates. UTA provides active and retired teachers with supplemental health products and annuities, and purchases blocks of insurance policies from other insurance companies. UTA produced over $64 million of statutory premiums in 1999. At year end 1999, it had assets of nearly $300 million and more than 155,000 policies in force. UTA employs approximately 160 people in Austin, Texas.

   In late 1999, AAG began offering long-term care products.

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

   Investments

   Investments comprise almost 90% of the Company's assets (excluding variable annuity assets) and are the principal source of income. Fixed income investments (consisting of fixed maturity investments, policy loans, mortgage loans and short-term investments) comprise 98% of AAG's investment portfolio. Risks inherent in connection with fixed income securities include market price volatility and loss upon default. Factors which can affect the market price of these securities include: (i) changes in market interest rates; (ii) creditworthiness of issuers; (iii) the number of market makers and investors and (iv) defaults by major issuers of securities.

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

             NAIC
             Rating Comparable S&P Rating           1999
               1    AAA, AA, A                        70%
               2    BBB                               21
                         Total investment grade       91
               3    BB                                 4
               4    B                                  4
               5    CCC, CC, C                         1
               6    D                                  *
                         Total non-investment grade    9
                         Total fixed maturities      100%

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

   At December 31, 1999, the average maturity of AAG's fixed maturity investments was approximately six years (including mortgage-backed securities, which also had an estimated average life of approximately six years). The table below sets forth the maturities of the Company's fixed maturity investments based on their market value.

             Maturity
             One year or less                          5%
             After one year through five years        23
             After five years through ten years       23
             After ten years                          17
                                                      68
             Mortgage-backed securities               32
                                                     100%

   The following table shows the performance of AAG's investment portfolio, excluding equity investments in an affiliate (dollars in millions).

                                                   1999   1998    1997
             Average cash and investments at cost$6,394 $6,535  $6,417
             Gross investment income                501    512     499
             Realized gains (losses)                 (7)    11       5


             Percentage earned:
               Excluding realized gains (losses)    7.8%   7.8%    7.8%
               Including realized gains (losses)    7.7%   8.0%    7.9%

   Independent Ratings

   The Company's principal insurance subsidiaries ("Insurance Companies") are rated by Standard & Poor's, A.M. Best, Duff & Phelps and Moody's. GALIC is rated A3 (good financial security) by Moody's. Such ratings are generally based on items of concern to policyholders and agents and are not directed toward the protection of investors.

                        Standard
                        & Poor's       A.M. Best         Duff & Phelps
             GALIC      A+ (Strong)    A  (Excellent)    AA- (Very high)
             AILIC      A+ (Strong)    A  (Excellent)    AA- (Very high)
             Loyal      A+ (Strong)    A  (Excellent)    AA- (Very high)
             GAPR       Not rated      A  (Excellent)    Not rated
             UTA        Not rated      A- (Excellent)    Not rated

   In evaluating a company, independent rating agencies review such factors as the company's: (i) profitability; (ii) leverage and liquidity; (iii) book of business; (iv) quality and estimated market value of assets; (v) adequacy of policy reserves; (vi) experience and competency of management and (vii) operating profile.

   Management believes that the ratings assigned by independent insurance rating agencies are important because potential policyholders often use a company's rating as an initial screening device in considering annuity products. Management believes that a rating in the "A" category by at least one rating agency is necessary to successfully market tax-deferred annuities to public education employees and other not-for-profit groups.

   AAG's insurance entities also compete in markets other than the sale of tax-deferred annuities. While ratings are an important competitive factor, management believes that these entities can successfully compete in these markets with their respective ratings.

   Although management of AAG believes that its Insurance Companies' ratings are very stable, those companies' operations could be materially adversely affected by a downgrade in ratings.

                                        8
   Competition

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

   No single insurer dominates the markets in which the Insurance Companies compete.  Competitors include: (i) individual insurers and insurance groups;
   (ii) mutual funds and (iii) other financial institutions. In a broader sense, AAG's Insurance Companies compete for retirement savings with a variety of financial institutions offering a full range of financial services. Financial institutions have demonstrated a growing interest in marketing investment and savings products other than traditional deposit accounts. Legislation adopted in 1999 substantially eliminated restrictions on affiliations among insurance companies, banks and securities firms. It is too early to predict what impact this legislation will have in the markets in which the Insurance Companies compete.

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

   The NAIC has under consideration numerous proposals related to the marketing and sale of annuities and other types of insurance products. It is too early to predict whether any of these proposals will be adopted and whether states will make these provisions part of their laws.



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

   Effective January 1, 2000, a new statutory reserving regulation, commonly referred to as Regulation XXX, was adopted by several states. It is anticipated that many other states will adopt similar versions of this regulation in the near future. The regulation increases the reserves a company must hold on certain types of policies issued after the effective date. The Company has entered into a reinsurance arrangement to reduce the impact of this new requirement. The Company does not believe this requirement will have a material impact on the operations or financial results of the Life Division.

   Legislation adopted in 1999 substantially eliminated restrictions on affiliations among insurance companies, banks and securities firms. It is too early to predict what impact this legislation will have in the markets in which the insurance companies compete.

   Employees

   As of December 31, 1999, AAG and its subsidiaries employed about 1,900 people, including approximately 440 company-employed agents in Puerto Rico. None of the employees is represented by a labor union. AAG believes that its employee relations are satisfactory.

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

   AAG also owns an insurance company in Puerto Rico (see Item 1 - "Life, Accident and Health Products").

                                      ITEM 2

                                    Properties

   Location

   AAG, GALIC and Loyal rent office space in Cincinnati, Ohio totaling approximately 230,000 square feet under leases expiring primarily in 2006 through 2008. In connection with AAG's realignment, the Company intends to sublease up to 60,000 square feet of its excess office space to others. Several of the Company's subsidiaries lease marketing and administrative offices in locations throughout the United States.

   GAPR rents office space in Puerto Rico totaling approximately 70,000 square feet under leases expiring primarily in 2001 through 2005.



   American Data Source India Private Limited, a software development and administrative services subsidiary of AAG, rents space in Bangalore, India totaling approximately 30,000 square feet under leases expiring primarily in 2001.

   AAG owns a building in Austin, Texas totaling approximately 40,000 square feet, the vast majority of which is used by UTA for its own operations. The remainder of the space is leased to other tenants.

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

   In March 2000, a jury in Dallas, Texas, awarded a verdict against GALIC in the amount of $11.2 million in a lawsuit brought by two former agents of GALIC (Martin v. Great American Life Insurance Company, 191st District Court of Dallas County, Texas, Case No. 96-04843). The Company believes that the verdict was contrary to both the facts and the law and expects to prevail on appeal. The ultimate outcome of this case will not have a material adverse impact on the financial condition of the Company.

   Great American Life Insurance Company ("GALIC") was named a defendant in purported class action lawsuits (Woodward v. Great American Life Insurance Company, Hamilton County Court of Common Pleas, Case No. A9900587, filed February 2, 1999 and Marshak v. Great American Life Insurance Company, Harris County, Texas filed June 18, 1999). The complaints seek unspecified money damages (the Texas complaint also seeks declaratory relief) based on alleged (i) failure of GALIC to allow the tax-free transfer of the annuity value of certain annuities to other product providers, and (ii) misleading and fraudulent disclosures concerning GALIC's interest crediting practices. The Texas complaint also alleges that the sale of annuities to tax-qualified plans was inappropriate. The Plaintiffs in the Texas action have suspended the case pending development in the Ohio case. GALIC believes it has meritorious defenses but it is not possible to predict the ultimate impact of this action on the Company.

   AAG is subject to other litigation and arbitration in the normal course of business. AAG is not a party to any material pending litigation or arbitration.





                                     PART II

                                      ITEM 5

                      Market for Registrant's Common Equity
                         and Related Stockholder Matters

   AAG's Common Stock is listed and traded principally on the New York Stock Exchange ("NYSE") under the symbol AAG. On March 1, 2000, there were approximately 6,700 holders of record of Common Stock. The following table sets forth the range of high and low sales prices for the Common Stock on the NYSE Composite Tape.

                                     1999                 1998
                                 High      Low        High      Low
     First quarter             $24.50   $21.13      $23.44   $21.75
     Second quarter             24.50    21.19       25.38    22.38
     Third quarter              25.00    21.50       24.50    21.88
     Fourth quarter             21.63    15.63       23.81    22.06

   The Company paid annual common dividends of $.10 per share in 1999 and 1998. Although no future dividend policy has been determined, management believes the Company will continue to have the capability to pay similar dividend amounts.


   AFG beneficially owned approximately 83% of AAG's Common Stock at March 1, 2000.

                                      ITEM 6

                             Selected Financial Data

   The following financial data has been summarized from, and should be read in conjunction with, the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data reflects the acquisitions of American Memorial and Loyal in November 1995, GAPR in December 1997 and United Teacher Associates in October 1999 and the sale of the Funeral Services Division in September 1998 (in millions, except per share amounts).


   Income Statement Data:                1999    1998   1997    1996    1995

   Total revenues                      $635.9  $727.9 $636.3  $579.5  $439.5

   Operating earnings before
     income taxes                      $ 92.0  $143.9 $103.4  $ 80.7  $ 90.6

   Income from continuing operations   $ 63.5  $ 97.5 $ 71.4  $ 61.1  $ 58.7
   Loss from discontinued operations       -       -      -       -     (3.2)
   Extraordinary items                     -     (0.8)  (1.5)   (6.0)   (0.2)
   Change in accounting principle        (4.7)     -      -       -       -
   Net income                          $ 58.8  $ 96.7 $ 69.9  $ 55.1  $ 55.3

   Basic earnings per common share:
     Continuing operations              $1.50   $2.27  $1.63   $1.39   $1.45
    Discontinued operations                -       -      -       -    (0.08)
     Extraordinary items                   -    (0.02) (0.03)  (0.14)     -
    Change in accounting principle      (0.11)     -      -       -       -
    Net income                          $1.39   $2.25  $1.60   $1.25   $1.37

   Diluted earnings per common share:
     Continuing operations              $1.48   $2.23  $1.61   $1.39   $1.45
    Discontinued operations                -       -      -       -    (0.08)
     Extraordinary items                   -    (0.02) (0.03)  (0.14)     -
     Change in accounting principle     (0.11)     -      -       -       -
    Net income                          $1.37   $2.21  $1.58   $1.25   $1.37

   Cash dividends per common share      $0.10   $0.10  $0.10   $0.08   $0.07


   Balance Sheet Data at year end:
   Total assets                      $7,530.7$7,190.4$7,710.3$7,024.1$6,611.0
   Notes payable                        201.3   131.0  135.8   114.9   167.7
   Mandatorily redeemable preferred
     securities of subsidiary trusts    219.6   225.0  225.0    75.0      -
   Net unrealized gains (losses)
     included in stockholders' equity   (52.9)  160.1  133.2    61.8    89.3
   Total stockholders' equity           525.7   688.7  583.9   486.5   429.3


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
                                              1999    1998   1997
     Earnings to fixed charges                 3.9     5.6    5.1

     Consolidated debt to capital              27%     23%    25%

   For purposes of the calculations of consolidated debt to capital, consolidated debt includes the Company's notes payable and its Remarketed Par Securities ("ROPES"). Capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains (losses) on marketable securities).

   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 1999, the capital ratio of each of AAG's principal insurance subsidiaries was at least 4.0 times its authorized control level RBC.




   Sources and Uses of Funds   To pay interest and principal on borrowings,
   obligations related to discontinued manufacturing operations and other holding company costs, AAG (parent) and AAG Holding use cash and investments on hand, capital distributions from their principal subsidiary, Great American Life Insurance Company ("GALIC") and bank borrowings. At February 29, 2000, AAG (parent) had over $100 million available under its bank credit line. The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC in 2000 without prior regulatory approval is $40.4 million.

   During 1999, AAG and its subsidiaries used bank borrowings and cash on hand to make acquisitions totalling approximately $130 million and to repurchase $5 million of its preferred securities and $5 million of Common Stock.

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

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At December 31, 1999, 91% of AAG's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that the high credit quality of AAG's investment portfolio should generate a stable and predictable investment return.

   AAG invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at December 31, 1999. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities.

   At December 31, 1999, AAG had approximately $127 million in net unrealized losses on its fixed maturity portfolio compared to net unrealized gains of $240 million at December 31, 1998. This decline in value, representing approximately 6% of AAG's bond portfolio, resulted primarily from an increase in the general level of market interest rates. All of AAG's fixed maturity investments are classified as "available for sale."

   At December 31, 1999, AAG's mortgage-backed securities ("MBSs") portfolio represented less than one-third of its fixed maturity investments. AAG invests primarily in MBSs which have a lower risk of prepayment. In addition, the majority of MBSs held by AAG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.




   Approximately 90% of AAG's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, AAG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   Uncertainties
        IT Initiative   From inception of the Year 2000 Project in 1997, AAG
   estimates that it incurred approximately $27 million in Year 2000 costs, including capitalized costs of $15.2 million, to successfully ensure its systems function properly in the year 2000 and beyond. Although a significant portion of the costs charged to expense were related primarily to allowing systems to continue to execute properly, the Project also included the upgrading of a significant number of systems and enhanced the knowledge of virtually all existing systems.

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

        Litigation   In March 2000, a jury in Dallas, Texas, awarded a verdict
   against GALIC in the amount of $11.2 million in a lawsuit brought by two former agents of GALIC. The Company believes that the verdict was contrary to both the facts and the law and expects to prevail on appeal. The ultimate outcome of this case will not have a material adverse impact on the financial condition of the Company.

       Exposure to Market Risk   Market risk represents the potential
   economic loss arising from adverse changes in the fair value of financial instruments. AAG's exposures to market risk relate primarily to its fixed maturity investment portfolio, annuity contracts and long-term debt which are exposed to interest rate risk. AAG's investments in equity securities and derivatives were not significant at December 31, 1999.

        Fixed Maturity Portfolio   The fair value of AAG's fixed maturity
   portfolio is directly impacted by changes in market interest rates. AAG's fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates. AAG's portfolio is managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. AAG uses various actuarial models in an attempt to align the duration of invested assets to the projected cash flows of policyholder liabilities.

   The following table provides information about AAG's fixed maturity investments at December 31, 1999 and 1998, that are sensitive to interest rate risk. These tables show (dollars in millions) principal cash flows and related weighted-average interest rates by expected maturity date for each of the five subsequent years and for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBSs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.


                  December 31, 1999                  December 31, 1998
                   Principal                         Principal
                  Cash Flows   Rate                  Cash Flows  Rate
   2000               $  350  7.9%            1999          $480  8.2%
   2001                  390  8.3             2000           550  7.8
   2002                  560  8.0             2001           660  8.3
   2003                  690  7.6             2002           700  7.8
   2004                  670  7.8             2003           780  7.5
   Thereafter           3,490 7.7             Thereafter   2,680  7.6

   Total              $6,150  7.8%                        $5,850  7.8%

   Fair Value         $5,947                              $6,023

            Annuity Contracts   Substantially all of AAG's fixed rate annuity
   contracts permit AAG to change crediting rates (subject to minimum interest rate guarantees of 3% to 4% per annum) enabling management to react to changes in market interest rates and maintain an adequate spread. Projected payments in each of the next five years and for all years thereafter on AAG's fixed annuity liabilities at December 31 are as follows (dollars in millions):

                                                                         Fair
             First Second Third Fourth Fifth Thereafter Total Value 1999 $690 $620 $550 $490 $440 $2,730 $5,520 $5,371
     1998      660      620     560     500    450       2,660  5,450   5,307

   Nearly half of AAG's fixed annuity liabilities at December 31, 1999, were two-tier in nature in that policyholders can receive a higher amount if they annuitize rather than surrender their policy, even if the surrender period has expired. Current stated crediting rates on AAG's principal fixed annuity products range from 3% on equity-indexed annuities (before any equity participation) to over 7% on certain new policies (including first year bonus amounts). AAG estimates that its effective weighted-average crediting rate over the next five years will approximate 5%. This rate reflects actuarial assumptions as to: (i) deaths; (ii) the number of policyholders who annuitize and receive higher credited amounts and (iii) the number of policyholders who surrender. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

        Debt and Preferred Securities   The following table shows scheduled
   principal payments on fixed-rate long-term debt of AAG and related weighted average interest rates for the next five years and for all years thereafter (in millions):

                       December 31, 1999                December 31, 1998
                        Scheduled                        Scheduled
                        Principal                        Principal
                         Payments  Rate                   Payments    Rate
   2000 through 2004           *           1999 through 2003  *
   Thereafter              $101.2  6.9%    Thereafter      $100.8    6.9%

   Total                   $104.3  6.8%                    $104.0    6.8%

   Fair Value              $ 94.4                          $ 97.0


   * Less than $1 million each year

   At December 31, 1999 and 1998, respectively, AAG and its subsidiaries had $97 million and $27 million in variable-rate debt maturing primarily in 2002 and 2003. The weighted average interest rate on AAG's variable-rate debt was 6.8% at December 31, 1999, compared to 6.1% at December 31, 1998. There were $220 million and $225 million of subsidiary trust preferred securities outstanding at December 31, 1999, and 1998, none of which are scheduled for maturity or mandatory redemption during the next five years; the weighted average interest rate on these trust securities at both dates was 8.5%.

   Results of Operations

   General The comparability of AAG's financial statement is affected by the acquisitions and sale of subsidiaries discussed in Note C to its financial statements.

   Management believes the concept of net operating earnings (or "core" earnings) is helpful in comparing the operating performance of AAG with that of similar companies. However, core earnings should not be considered a substitute for net income as an indication of AAG's overall performance.
   The following table (in millions, except per share amounts) compares the Company's core earnings over the past three years.

    AAG (Consolidated):                               1999     1998    1997
    Revenues per income statement                   $635.9   $727.9  $636.3
      Less realized losses (gains) on sales of
        investments and subsidiaries                   7.1    (32.3)   (5.2)
        Core operating revenues                      643.0    695.6   631.1
      Expenses per income statement                  543.9    584.0   532.9
      Less provision for realignment expenses        (10.0)      -       -
      Less provision for relocation expenses            -        -     (4.0)
        Core operating expenses                      533.9    584.0   528.9

      Core operating earnings before tax             109.1    111.6   102.2
      Income tax expense                              32.5     35.4    32.1
        Net core operating earnings                 $ 76.6   $ 76.2  $ 70.1

        Net core operating earnings per common
          share (basic)                             $ 1.81   $ 1.77  $ 1.60

        Net core operating earnings per common
          share (diluted)                           $ 1.78   $ 1.74   $ 1.58

   The following table summarizes AAG's annuity sales (in millions).

                                                      1999     1998    1997
        Annuity Premiums:
        Single premium fixed rate annuities           $230     $260    $254
        Flexible premium fixed rate annuities          153      172     192
        Single premium variable annuities              158       67      37
        Flexible premium variable annuities             47       22       6
                                                      $588     $521    $489

   Sales of annuity products linked to the performance of the stock market (equity-indexed and variable annuities) helped offset a decrease in sales of traditional fixed annuities.

   Life, Accident and Health Premiums and Benefits

   The following table summarizes AAG's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

        Premiums                                      1999     1998    1997
        Life insurance                                $ 72     $ 62    $ 23
        Accident and health insurance                   52       30      21
                                                       124       92      44

        Funeral Services Division                        -       78      78
                                                      $124     $170    $122


        Benefits
        Life insurance                                $ 57     $ 45    $ 22
        Accident and health insurance                   29       14      11
                                                        86       59      33
        Funeral Services Division                        -       73      77
                                                      $ 86     $132    $110

   Life, accident and health premiums and benefits increased (excluding Funeral Services Division sold in 1998) in 1999 due primarily to the acquisition of United Teacher Associates in October 1999 and increased sales by GALIC's Life Division. Increases in life, accident and health premiums and benefits in 1998 reflect primarily the acquisition of GAPR.

   Net Investment Income Net investment income decreased 2% in 1999 resulting primarily from less invested assets due to the sale of the Funeral Services Division. Net investment income increased 3% in 1998, reflecting an increase in the Company's average fixed maturity investment base. This increase was partially offset by decreasing market interest rates and the sale of AAG's Funeral Services Division.

   Realized Gains In September 1998, AAG sold its Funeral Services Division to that Division's biggest customer, Service Corporation International. This customer accounted for approximately one-half of American Memorial's sales in 1997.

   Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies.

   Other Income Other income increased in 1999 and 1998 due primarily to increased revenues from AAG's agency and brokerage subsidiaries, additional variable annuity fees and increased life insurance policy fees.

   Annuity Benefits Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. The majority of AAG's fixed rate annuity products permit AAG to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% to 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. While management believes the interest rate and stock market environment over the last several years has contributed to an increase in annuitizations and surrenders, the Company's persistency rate remains approximately 90%.

   On its deferred annuities (annuities in the accumulation phase), AAG generally credits interest to policyholders' accounts at their current stated "surrender" interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), AAG accrues an additional liability to provide for expected deaths and annuitizations. Changes in crediting rates, actual surrender and annuitization experience or modifications in actuarial assumptions can affect this accrual. The decrease in annuity benefits from 1997 to 1998 reflects both decreases in crediting rates and changes in actuarial assumptions.


   Insurance Acquisition Expenses Insurance acquisition expenses include amortization of deferred policy acquisition costs ("DPAC") as well as commissions on sales of life insurance products. The decrease in 1999 reflects the sale of the Funeral Services Division. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $7.7 million in 1999, $10.6 million in 1998 and $8.1 million in 1997.

   Interest and Other Debt Expenses Interest and other debt expenses increased 10% in 1999 and 21% in 1998 due to higher average amounts outstanding. Issuances of debt and preferred securities have been used to fund acquisitions and to maintain a portfolio of investments at AAG (parent).

   Provision for Realignment Expenses In the fourth quarter of 1999, AAG recorded a charge for estimated expenses related to realignment within the Company's operating units. The charge is primarily the result of the Company's decision to replace a number of its current computer operating systems with a single system. The charge also includes various expenses associated with the elimination in 1999 of redundant positions.

   Provision for Relocation Expenses In 1997, AAG relocated most of the operations of Loyal from Mobile, Alabama to Cincinnati, Ohio to more closely coordinate its efforts with those of other AAG operations. The estimated cost of the relocation ($4.0 million) was expensed in 1997.

   Other Expenses Other expenses increased 14% in 1999, reflecting: (i) higher personnel costs and consulting expenses (related primarily to expanded Year 2000 testing and other systems costs); (ii) increased costs associated with new business initiatives and acquisitions and (iii) operating expenses of subsidiaries acquired. These increases were partially offset by the absence of expenses resulting from the sale of the Funeral Services Division. Other expenses increased 21% in 1998, reflecting primarily: (i) operating expenses of GAPR, which was acquired in December 1997; (ii) higher depreciation and amortization costs and (iii) increases in personnel costs.

   Income Taxes AAG's effective tax rate reflects reductions of the valuation allowance associated with certain deferred tax assets (See Note K).

   Equity in Net Earnings of Affiliate Equity in net earnings of affiliate represents AAG's proportionate share of the results of Chiquita Brands International. Chiquita reported net income (loss) from continuing operations before unusual items of ($49 million) in 1999, $55 million in 1998 and $0.3 million in 1997. Chiquita reported net income (loss) before extraordinary items of ($58 million) in 1999, ($18 million) in 1998 and $0.3 million in 1997. Included in AAG's equity in Chiquita's 1998 and 1997 earnings are gains attributable to Chiquita's issuance of common stock.

   Extraordinary Items Extraordinary items reflect AAG's losses, net of tax, on retirements of its debt.

   Cumulative Effect of Accounting Change In the first quarter of 1999, AAG implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that costs of start-up activities be expensed as incurred and that unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AAG expensed previously capitalized start-up costs of $4.7 million (net of tax) in the first quarter of 1999.

   Recent Accounting Standards   The following accounting standards have been
   implemented by AAG in 1998 and 1999 or will be implemented in 2001. The implementation of these standards is discussed under various subheadings of Note B to the Financial Statements (segment information is discussed in Note
   D); effects of each are shown in the relevant Notes. Implementation of Statement of Financial Accounting Standards ("SFAS") No. 133 in the first quarter of 2001 is not expected to have a significant effect on AAG.

             Accounting                                      Year
             Standard          Subject of Standard    Implemented
             SFAS #130         Comprehensive Income          1998
             SFAS #131         Segment Information           1998
             SOP 98-5          Start-Up Costs                1999
             SFAS #133         Derivatives                   2001

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







                                      ITEM 8

                   Financial Statements and Supplementary Data

                                                                  PAGE

   Report of Independent Auditors                                  F-1

   Consolidated Balance Sheet:
     December 31, 1999 and 1998                                    F-2

   Consolidated Income Statement:
     Years Ended December 31, 1999, 1998 and 1997                  F-3

   Consolidated Statement of Changes in Stockholders' Equity:
     Years Ended December 31, 1999, 1998 and 1997                  F-4

   Consolidated Statement of Cash Flows:
     Years Ended December 31, 1999, 1998 and 1997                  F-5

   Notes to Consolidated Financial Statements                      F-6

   "Selected Quarterly Financial Data" has been included in Note Q to the Consolidated Financial Statements.

   Please refer to "Forward Looking Statements" following the index in front of this Form 10-K.






                                     PART III

   The information required by the following Items will be included in AAG's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end and is herein incorporated by reference:

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


   ITEM 12              Security Ownership of Certain Beneficial Owners and
                        Management


   ITEM 13              Certain Relationships and Related Transactions

                          REPORT OF INDEPENDENT AUDITORS

   Board of Directors
   American Annuity Group, Inc.

   We have audited the accompanying consolidated balance sheet of American Annuity Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Annuity Group, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                     Ernst & Young LLP


   Cincinnati, Ohio
   March 9, 2000


                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                        December 31,
                                                      1999          1998
   Assets
     Investments:
       Fixed maturities - at market
        (amortized cost - $6,073.2 and
          $5,782.8)                              $5,946.7       $6,023.1
       Equity securities - at market (cost - $43.6
         and $46.7)                                  72.3           85.2
       Investment in affiliate                       12.3           15.9
       Mortgage loans on real estate                 16.0           40.1
       Real estate                                   73.6           55.1
       Policy loans                                 217.2          220.5
       Short-term investments                        80.2           73.6
         Total investments                        6,418.3        6,513.5
     Cash                                            39.4           59.4
     Accrued investment income                       98.0           97.6
     Unamortized insurance acquisition costs, net   406.2          247.4
     Other assets                                   214.4          152.5
     Variable annuity assets (separate accounts)    354.4          120.0
                                                 $7,530.7       $7,190.4
   Liabilities and Capital
     Annuity benefits accumulated                $5,519.5       $5,449.6
     Life, accident and health reserves             520.6          341.6
     Notes payable                                  201.3          131.0
     Payable to affiliates, net                      69.8           54.1
     Deferred taxes on unrealized gains (losses)    (27.2)          84.3
     Accounts payable, accrued expenses and other
       liabilities                                  147.0           96.1
     Variable annuity liabilities
      (separate accounts)                           354.4          120.0
         Total liabilities                        6,785.4        6,276.7
     Mandatorily redeemable preferred securities
       of subsidiary trusts                         219.6          225.0
     Stockholders' Equity:
       Common Stock, $1 par value
         -100,000,000 shares authorized
         - 42,374,086 and 42,576,933 shares
            outstanding                              42.4           42.6
       Capital surplus                              349.7          354.1
       Retained earnings                            186.5          131.9
       Unrealized gains (losses) on marketable
         securities, net                            (52.9)         160.1
         Total stockholders' equity                 525.7          688.7

                                                 $7,530.7       $7,190.4

   See Notes to Consolidated Financial Statements.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)

                                              Year ended December 31,
                                               1999     1998     1997
   Revenues:
     Life, accident and health premiums      $123.9   $170.4   $121.5
     Net investment income                    496.3    506.9    494.3
     Realized gains (losses) on sales of:
       Investments                             (7.1)    10.7      5.2
       Subsidiaries                              -      21.6       -
     Other income                              22.8     18.3     15.3
                                              635.9    727.9    636.3
   Costs and Expenses:
     Annuity benefits                         262.6    261.7    278.8
     Life, accident and health benefits        86.4    131.7    110.1
     Insurance acquisition expenses            45.0     65.0     36.3
     Trust preferred distribution requirement  18.6     19.0     15.5
     Interest and other debt expenses          11.9     10.8      8.9
     Provision for realignment expenses        10.0       -        -
     Provision for relocation expenses           -        -       4.0
     Other expenses                           109.4     95.8     79.3
                                              543.9    584.0    532.9
   Operating earnings before income taxes      92.0    143.9    103.4
   Provision for income taxes                  26.5     46.1     32.5

   Net operating earnings                      65.5     97.8     70.9
   Equity in earnings of affiliate,
    net of tax                                 (2.0)    (0.3)     0.5

   Income before extraordinary items and
     accounting change                         63.5     97.5     71.4

   Extraordinary items, net of tax               -      (0.8)    (1.5)
   Cumulative effect of accounting change,
    net of tax                                 (4.7)      -        -

   Net Income                                $ 58.8   $ 96.7   $ 69.9

   Preferred dividend requirement                -        -       1.0

   Net income applicable to Common Stock     $ 58.8   $ 96.7   $ 68.9

   Basic earnings (loss) per common share:
     Income before extraordinary items and
       accounting change                      $1.50    $2.27    $1.63
     Extraordinary items                         -     (0.02)   (0.03)
     Accounting change                        (0.11)      -        -
     Net income                               $1.39    $2.25    $1.60

   Diluted earnings (loss) per common share:
     Income before extraordinary items and
       accounting change                      $1.48    $2.23    $1.61
     Extraordinary items                         -     (0.02)   (0.03)
     Accounting change                        (0.11)      -        -
     Net income                               $1.37    $2.21    $1.58

   Average number of common shares:
     Basic                                     42.4     43.0     43.2
     Diluted                                   43.0     43.7     43.7

   Cash dividends per common share            $0.10    $0.10    $0.10

   See Notes to Consolidated Financial Statements.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                               Year ended December 31,
                                               1999     1998     1997
   Preferred Stock:
     Balance at beginning of year            $   -    $   -    $ 49.0
     Preferred Stock retired                     -        -     (49.0)
       Balance at end of year                $   -    $   -    $   -


   Common Stock:
     Balance at beginning of year            $ 42.6   $ 43.2   $ 43.3
     Common Stock retired                      (0.2)    (0.6)    (0.1)
       Balance at end of year                $ 42.4   $ 42.6   $ 43.2

   Capital Surplus:
     Balance at beginning of year            $354.1   $368.0   $358.5
     Capital contribution                        -        -       9.3
     Common Stock issued                        0.6      0.4      0.2
     Common Stock retired                      (5.0)   (14.3)    (1.0)
     Preferred Stock retired                     -        -       2.0
     Preferred dividends declared                -        -      (1.0)
       Balance at end of year                $349.7   $354.1   $368.0


   Retained Earnings:
     Balance at beginning of year            $131.9   $ 39.5  ($ 26.1)
     Net income                                58.8     96.7     69.9
     Common dividends declared                 (4.2)    (4.3)    (4.3)
       Balance at end of year                $186.5   $131.9   $ 39.5

   Unrealized Gains (Losses), Net:
     Balance at beginning of year            $160.1   $133.2   $ 61.8
     Change during year                      (213.0)    26.9     71.4
       Balance at end of year               ($ 52.9)  $160.1   $133.2


   Comprehensive Income (Loss):
     Net Income                              $ 58.8   $ 96.7   $ 69.9
     Other comprehensive income (loss) - change
       in net unrealized gains (losses)
       on marketable securities              (213.0)    26.9     71.4
       Comprehensive income (loss)          ($154.2)  $123.6   $141.3


   See Notes to Consolidated Financial Statements.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                                    Year ended December 31,
                                                     1999      1998      1997
   Cash Flows from Operating Activities:
   Net income                                    $   58.8  $   96.7  $   69.9
   Adjustments:
     Extraordinary loss on prepayment of debt          -        0.8       1.5
     Cumulative effect of accounting change           4.7        -         -
     Equity in earnings of affiliate,
       net of tax                                     2.0       0.3      (0.5)
     Increase in life, accident and health
       reserves                                      39.3      47.1      36.3
     Benefits to annuity policyholders              262.6     261.7     278.8
     Amortization of insurance acquisition costs     45.0      55.4      36.3
     Depreciation and amortization                    7.2      12.6       5.1
     Realized losses (gains)                          7.1     (32.3)     (5.2)
     Increase in insurance acquisition costs       (119.4)   (117.2)    (72.6)
     Other, net                                       7.3     (22.3)    (38.5)
                                                    314.6     302.8     311.1


   Cash Flows from Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments                (1,435.7) (1,121.9) (1,449.9)
       Equity securities                             (7.9)    (23.5)    (12.5)
       Real estate, mortgage loans and other assets (42.8)    (25.7)    (16.1)
     Purchase of subsidiaries                      (128.7)    (31.8)    (51.3)
     Sale of subsidiaries                              -      164.6        -
       Cash and short-term investments of subsidiaries
       acquired (sold)                               66.1     (18.2)      2.6
     Maturities and redemptions of fixed maturity
       investments                                  617.6     673.0     408.2
     Sales of:
       Fixed maturity investments                   750.4     369.5     747.6
       Equity securities                             11.3       6.3       5.8
       Real estate, mortgage loans and other assets  42.3      20.4      20.9
     Decrease (increase) in policy loans              3.8       1.5      (1.3)
                                                   (123.6)     14.2    (346.0)

   Cash Flows from Financing Activities:
     Fixed annuity receipts                         446.4     480.6     493.7
     Annuity surrenders, benefits and withdrawals  (706.8)   (690.4)   (607.2)
     Additions to notes payable                      71.1     150.0     114.0
     Reductions of notes payable                     (0.8)   (156.1)    (94.9)
     Issuance of trust preferred securities            -         -      149.3
     Issuance of Common Stock                         0.6       0.4        -
     Retirement of Common Stock                      (5.2)    (14.9)     (1.1)
     Retirement of Preferred Stock                     -         -      (47.0)
     Repurchase of trust preferred securities        (5.5)       -         -
     Cash dividends paid                             (4.2)     (4.3)     (5.3)
                                                   (204.4)   (234.7)      1.5

   Net increase (decrease) in cash and
    short-term investments                          (13.4)     82.3     (33.4)
   Beginning cash and short-term investments        133.0      50.7      84.1
   Ending cash and short-term investments        $  119.6  $  133.0   $  50.7

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

   American Financial Group, Inc. ("AFG") and its subsidiaries owned 83% of AAG's Common Stock at December 31, 1999.

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

   Investments All fixed maturity securities are considered "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Short-term investments are carried at cost; mortgage loans on real estate are generally carried at amortized cost; policy loans are stated at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over their expected average lives using the interest method.

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

   To the extent that realized gains and losses result in adjustments to the amortization of DPAC, such adjustments are reflected as components of realized gains. To the extent that unrealized gains (losses) from securities would result in adjustments to DPAC, unearned revenues and policyholder liabilities had those gains (losses) actually been realized, such balance sheet amounts are adjusted, net of deferred taxes.

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

   Variable Annuity Assets and Liabilities   Separate accounts related to
   variable annuities represent deposits invested in underlying investment funds on which AAG earns a fee. The investment funds are selected and may be changed only by the policyholder.

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

   Income Taxes AAG and its principal subsidiary, Great American Life Insurance Company ("GALIC"), have separate tax allocation agreements with American Financial Corporation ("AFC"), a subsidiary of AFG, which designate how tax payments are shared by members of the tax group. In general, both companies compute taxes on a separate return basis. GALIC is obligated to make payments to (or receive benefits from) AFC based on taxable income without regard to temporary differences. If GALIC's taxable income (computed on a statutory accounting basis) exceeds a current period net operating loss of AAG, the taxes payable by GALIC associated with the excess are payable to AFC. If the AFC taxgroup utilizes any of AAG's net operating losses or deductions that originated prior to AAG's entering AFC's consolidated tax group, AFC will pay to AAG an amount equal to the benefit received.

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

   Start-Up Costs   Prior to 1999, certain costs associated with introducing
   new products and distribution channels were deferred and amortized on a straight-line basis over five years. In 1999, AAG implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP required that (i) costs of start-up activities be expensed as incurred and (ii) unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AAG expensed previously capitalized start-up costs of $4.7 million (net of tax) or $0.11 per diluted share, effective January 1, 1999.

   Derivatives   The Financial Accounting Standards Board issued SFAS No. 133,
   "Accounting for Derivative Instruments and Hedging Activities," during the second quarter of 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities and must be implemented no later than January 1, 2001. SFAS No. 133 requires the recognition of all derivatives (both assets and liabilities) in the statement of financial position at fair value. Changes in fair value of derivative instruments are included in current income or as a component of comprehensive income (outside current income) depending on the type of derivative. Implementation of SFAS No. 133 is not expected to have a material effect on AAG's financial position or results of operations.

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

   C.  ACQUISITIONS AND SALE OF SUBSIDIARIES

   In October 1999, AAG acquired United Teacher Associates Insurance Company ("UTA") for $81 million in cash, pending post-closing adjustments under which AAG may receive as much as several million dollars. UTA provides retired and active teachers with supplemental health products and retirement annuities, and purchases blocks of insurance policies from other insurance companies. UTA produced over $64 million of statutory premiums in 1999. At year end 1999, it had assets of nearly $300 million.

   In July 1999, AAG acquired Consolidated Financial Corporation, an insurance agency, for approximately $21 million in cash.

   In February 1999, AAG acquired Great American Life Insurance Company of New York (formerly known as Old Republic Life Insurance Company of New York) for approximately $27 million in cash.

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

   D.  SEGMENTS OF OPERATIONS

   AAG operates in three major segments; (i) retirement products, (ii) life, accident and health insurance and (iii) corporate and other. AAG's retirement product companies sell primarily tax-deferred annuities to employees of primary and secondary educational institutions, hospitals and in the non-qualified markets. More than one-fourth of AAG's retirement annuity premiums came from California in 1997 through 1999. No other state accounted for more than 10% of premiums. Sales from AAG's top two Managing General Agencies accounted for 11% and 5% of retirement annuity premiums in 1999.

   AAG's life, accident and health businesses sell various forms of life and supplemental health products in the United States and Puerto Rico. Sales in Puerto Rico accounted for nearly 40% of AAG's life, accident and health premiums in 1999.

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

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   The following tables show AAG's assets, revenues and operating profit (loss) by significant business segment (in millions):

       Assets                                   1999         1998       1997
         Retirement products                $6,465.7     $6,424.6   $6,130.3
         Life, accident & health:
           U.S.                                751.3        376.3      351.9
           Puerto Rico                         183.2        181.1      159.8
         Corporate and other (a)               118.2        192.5    1,051.5
         Investment in affiliate                12.3         15.9       16.8
           Total assets per balance sheet   $7,530.7     $7,190.4   $7,710.3

       Revenues
         Retirement products                  $464.4       $447.7     $448.1
         Life, accident & health:
           U.S.                                106.6         66.9       59.7
           Puerto Rico                          54.7         53.3        4.5
         Corporate and other (a)                17.3        127.7      118.8
           Total operating revenues            643.0        695.6      631.1

         Realized gains (losses) (b)            (7.1)        32.3        5.2
           Total revenues per income
             statement                        $635.9       $727.9     $636.3

       Operating profit (loss) - pretax
         Retirement products                  $124.1       $115.2     $106.4
         Life, accident & health:
           U.S.                                  4.7          9.1       12.1
           Puerto Rico                           9.0          8.2        0.4
         Corporate and other (a)               (28.7)       (20.9)     (16.7)
           Pretax earnings from operations     109.1        111.6      102.2

         Realized gains (losses) (b)            (7.1)        32.3        5.2
         Provision for realignment expenses (c)(10.0)          -          -
         Provision for relocation expenses        -            -        (4.0)
           Total pretax income per income
             statement                        $ 92.0       $143.9     $103.4


         (a) Decrease in "Corporate and other" reflects sale of Funeral Services Division in 1998.
         (b) Includes gain on sale of subsidiaries in 1998.
         (c) Includes realignment expenses for retirement products ($1.5 million), life, accident and health ($0.4 million) and corporate and other ($8.1 million).

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   E.  INVESTMENTS

   Fixed maturity investments at December 31, consisted of the following (in millions):

                                              1999
                                         Amortized    Market  Gross Unrealized
                                              Cost     Value     Gains  Losses
   Fixed maturities:
     U. S. Government and government
       agencies and authorities           $  225.3  $  219.4    $  1.2 ($  7.1)
     States, municipalities and
       political subdivisions                 90.1      86.4       0.3    (4.0)
     Foreign governments                      25.7      25.6       0.1    (0.2)
     Public utilities                        317.4     311.0       1.1    (7.5)
     Mortgage-backed securities            1,928.5   1,900.9      25.4   (53.0)
     All other corporate                   3,466.6   3,384.9      23.7  (105.4)
     Redeemable preferred stocks              19.6      18.5       0.2    (1.3)
                                          $6,073.2  $5,946.7    $ 52.0 ($178.5)



                                                       1998
                                         Amortized    Market  Gross Unrealized
                                              Cost     Value     Gains  Losses
   Fixed maturities:
     U. S. Government and government
       agencies and authorities           $  218.0  $  233.9    $ 15.9  $   -
     States, municipalities and
       political subdivisions                 34.2      36.3       2.1      -
     Foreign governments                      25.8      28.0       2.2      -
     Public utilities                        419.0     433.3      14.5    (0.2)
     Mortgage-backed securities            1,800.6   1,877.4      82.8    (6.0)
     All other corporate                   3,271.5   3,399.6     145.6   (17.5)
     Redeemable preferred stocks              13.7      14.6       1.0    (0.1)
                                          $5,782.8  $6,023.1    $264.1 ($ 23.8)


   "Investing activities" related to fixed maturity investments included in AAG's Consolidated Statement of Cash Flows consisted of the following (in millions):

                                             1999*     1998      1997
     Purchases                          ($1,435.7)($1,121.9)($1,449.9)
     Maturities and paydowns                617.6     673.0     408.2
     Sales                                  750.4     369.5     747.6
     Gross gains                             21.0      12.3      20.0
     Gross losses                           (29.8)     (9.7)    (13.9)


     * As of December 31, 1998, all of AAG's fixed maturity investments were classified as "available for sale".

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   The table below sets forth the scheduled maturities of AAG's fixed maturity investments based on market value as of December 31:

                  Maturity                            1999
               One year or less                          5%
               After one year through five years        23
               After five years through ten years       23
               After ten years                          17
                                                        68
               Mortgage-backed securities               32
                                                       100%

   The distribution of maturities based on amortized cost is generally the same. Mortgage-backed securities had an estimated average life of approximately six years at December 31, 1999.

   At December 31, 1999, AAG had a $60 million investment in National Westminster Bank PLC debt obligations. AAG had no other investment in excess of 10% of stockholders' equity not guaranteed by the U.S. Government or government agencies.

   At December 31, 1999 and 1998, gross unrealized gains on its marketable equity securities were $35.7 million and $39.5 million, respectively. At December 31, 1999 and 1998, gross unrealized losses were $7.0 million and $1.0 million, respectively. Realized gains and changes in unrealized appreciation on fixed maturity and equity security investments are summarized as follows (in millions):

                                 Fixed      Equity            Tax
                               Maturities Securities Other  Effects   Total
   1999
   Realized                     ($  8.8)     $ 0.2    $1.5    $ 2.5 $  4.6)
   Change in unrealized          (366.8)      (9.8)     -     131.8 (244.8)

   1998
   Realized                      $  2.6      $ 1.8    $6.3   ($ 3.9) $  6.8
   Change in unrealized            (1.3)     (13.6)     -       5.2    (9.7)

   1997
   Realized                      $  6.1      $ 1.7   ($2.6)  ($ 1.8)$   3.4
   Change in unrealized           142.0       17.2      -     (55.7)  103.5



                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Major categories of net investment income were as follows (in millions):

                                            1999     1998      1997
       Fixed maturities*                  $492.3   $502.1    $492.6
       Other                                 9.1      9.5       6.4
         Total investment income           501.4    511.6     499.0
       Investment expenses                  (5.1)    (4.7)     (4.7)
         Net investment income            $496.3   $506.9    $494.3


       * Includes income on fixed maturities, mortgage loans, policy loans and short-term investments.

   AAG's investment portfolio is managed by a subsidiary of AFG. Investment expenses included investment management charges from this subsidiary amounting to $2.9 million in 1999, $3.3 million in 1998 and $2.9 million in 1997.

   F.  INVESTMENT IN AFFILIATE

   Investment in affiliate reflects AAG's 4% ownership (2.7 million shares; carrying value of $12.3 million at December 31, 1999) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 32% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

   The market value of AAG's investment in Chiquita was approximately $13 million and $26 million at December 31, 1999 and 1998, respectively.

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

   Included in AAG's retained earnings at December 31, 1998, was $8.7 million applicable to equity in undistributed net losses of Chiquita.

   G.  UNAMORTIZED INSURANCE ACQUISITION COSTS

   Unamortized insurance acquisition costs consisted of the following at December 31, (in millions):
                                            1999     1998
       Deferred policy acquisition costs  $435.7   $320.1
       Present value of future profits
         acquired                          115.1     59.9
       Unearned revenues                  (144.6)  (132.6)
                                          $406.2   $247.4

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   A progression of AAG's present value of future profits acquired ("PVFP") is as follows (in millions):
                                                      1999     1998   1997
               Beginning balance                    $ 59.9   $102.0 $ 72.5
               Addition due to acquisition            62.9      3.6   37.5
               Reduction due to sale                    -     (32.0)    -
               Interest accrued                        5.4      6.4    5.3
               Amortization                          (13.1)   (17.0) (13.3)
               Other                                    -      (3.1)    -
                                                    $115.1   $ 59.9 $102.0

   The interest accrual rates used range primarily from 5% to 7%. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 11% of the balance at the beginning of each respective year.

   H.  NOTES PAYABLE

   Notes payable consisted of the following at December 31, (in millions):

                                                      1999     1998
               Direct obligations of AAG            $  2.2   $  1.2
               Obligations of AAG Holding (guaranteed by AAG):
                 6-7/8% Senior Notes due 2008        100.0    100.0
                 Bank Credit Line                     97.0     27.0
               Other subsidiary debt                   2.1      2.8
                   Total                            $201.3   $131.0

   AAG Holding has a floating rate revolving credit agreement with several banks under which it may borrow a maximum of $200 million through September 29, 2000. The maximum amount available reduces quarterly between September 30, 2000, and December 31, 2003. At December 31, 1999 and 1998, the
   weighted-average interest rate on amounts borrowed under AAG Holding's bank credit line was 6.76% and 6.09%, respectively. At March 1, 2000, the weighted-average interest rate on its credit line was 6.44%.

   In February 1998, AAG Holding borrowed $50 million under the credit line and retired its 11-1/8% Notes realizing a pretax extraordinary loss of $1.2 million. In June 1998, AAG Holding sold $100 million principal amount of 6-7/8% Senior Notes due 2008 and used the net proceeds to repay outstanding indebtedness under the bank credit line.

   In August 1997, AAG Holding retired its 9-1/2% Senior Notes, realizing a pretax extraordinary loss of $2.4 million.

   At December 31, 1999 scheduled principal payments on debt for the subsequent five years were as follows (in millions):

              2000      2001      2002      2003     2004
              $0.9      $0.7     $37.7     $60.6     $0.2



                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Cash interest payments were $11.2 million in 1999, $10.9 million in 1998 and $9.4 million in 1997.

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

   Date of                                                     Optional
   Issuance     Issue (Maturity Date)  12/31/99  12/31/98     Redemption Dates

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
                                                                9/28/2000 and
                                                                after 9/28/2001

   *  Trust Originated Preferred Securities
   ** Remarketed Par Securities

   In the first quarter of 1999, AAG repurchased $5.4 million of its preferred securities for $5.5 million in cash. Cash payments with respect to the preferred securities were $19.6 million in 1999 and 1998 and $11.0 million in 1997.

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


                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   The change in net unrealized gains (losses) on marketable securities included the following (in millions):

                                                              1999
                                                Pretax       Taxes      Net
   Unrealized holding gains (losses)
    on securities arising during
    the period                                 ($321.8)     $110.5  ($211.3)
   Unrealized gain on securities
    transferred from held to
    maturity                                        -          -         -
   Reclassification adjustment for
    investment losses (gains) realized
    in net income and unrealized gains
    of subsidiaries sold                          (2.7)        1.0     (1.7)
   Change in net unrealized gains
    (losses) on marketable securities          ($324.5)     $111.5  ($213.0)


                                                              1998
                                                Pretax       Taxes      Net
   Unrealized holding gains (losses)
    on securities arising during
    the period                                  $  6.6      ($1.0)      5.6
   Unrealized gain on securities
    transferred from held to
    maturity                                      60.6      (21.2)     39.4
   Reclassification adjustment for
    investment losses (gains) realized
    in net income and unrealized gains
    of subsidiaries sold                         (27.8)       9.7     (18.1)
   Change in net unrealized gains
    (losses) on marketable securities           $ 39.4     ($12.5)    $26.9

                                                              1997
                                                Pretax       Taxes      Net
   Unrealized holding gains (losses)
    on securities arising during
    the period                                $  117.6     ($41.2)     76.4
   Unrealized gain on securities
    transferred from held to
    maturity                                        -          -         -
   Reclassification adjustment for
    investment losses (gains) realized
    in net income and unrealized gains
    of subsidiaries sold                          (7.7)       2.7      (5.0)
   Change in net unrealized gains
    (losses) on marketable securities          $ 109.9     ($38.5)     $71.4



   At December 31, 1999, there were 3.0 million shares of AAG Common Stock reserved for issuance under AAG's stock option plans. Under the plans, the exercise price of each option equals the market price of AAG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

   Data for AAG's Stock Option Plan is presented below:

                              1999                1998               1997
                                Average             Average            Average
                               Exercise            Exercise           Exercise
                       Shares     Price     Shares    Price     Shares   Price
   Outstanding at
    beginning of
    year           2,464,080     $16.42 2,178,190    $15.21 1,548,969   $13.38
   Granted           247,474     $22.81   417,000    $22.51   633,070   $19.70
   Forfeited        (159,045)    $16.24   (90,332)   $16.57    (3,849)  $13.51
   Exercised         (31,394)    $13.25   (40,778)   $13.80         -

   Outstanding at
    end of year    2,521,115     $17.10  2,464,080   $16.42  2,178,190  $15.21

   Options exercisable
    at year-end    1,095,673     $15.30    701,561   $14.43    309,024  $13.38

   The average remaining life of AAG's options was 7.7 years at December 31, 1999. The exercise prices of options issued during the year ranged from $21.73 to $24.25 in 1999; $22.13 to $24.38 in 1998 and $14.00 to $21.75 in
   1997.

   No compensation cost has been recognized for stock option grants. Had compensation cost been determined for stock option awards based on the fair values at grant dates consistent with the method prescribed by SFAS No. 123, AAG's net income (in millions) and earnings per share would have been lower by the following amounts:
                                    1999        1998         1997
           Net earnings           ($ 3.3)     ($ 3.5)      ($ 4.0)
           Earnings per share     ($0.07)     ($0.09)      ($0.09)

   For SFAS No. 123 purposes, calculations were determined using the Black-Scholes option pricing model and the following assumptions:

                                    1999        1998         1997
           Dividend yield             <1%         <1%          <1%
           Expected volatility        20%         20%          20%
           Expected life (years)     7.5         7.5          7.5
           Risk free interest rates:
             Low                     5.0%        4.7%         5.7%
             High                    5.9%        5.7%         6.5%

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   K.  INCOME TAXES

   The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Consolidated Income Statement (in millions).

                                                1999     1998     1997
   Earnings before income taxes:
     Operating                                 $92.0   $143.9   $103.4
     Equity in earnings of affiliate            (3.0)    (0.4)     0.8
     Extraordinary items                          -      (1.2)    (2.3)
     Cumulative effect of accounting change     (7.2)      -        -
     Earnings before income taxes              $81.8   $142.3   $101.9

   Tax computed at statutory rate              $28.6   $ 49.8   $ 35.7

   Effect of:
     Reduction of valuation allowance           (5.3)    (6.6)    (3.5)
     Book basis over tax basis of
       subsidiaries sold                          -       2.3       -
     Other, net                                 (0.3)     0.1     (0.2)
     Total provision (all current)              23.0     45.6     32.0

   Amounts applicable to earnings of affiliate   1.0      0.1     (0.3)
   Amounts applicable to extraordinary items      -       0.4      0.8
   Amounts applicable to accounting change       2.5       -        -
   Provision for income tax as shown in
     Consolidated Income Statement             $26.5   $ 46.1   $ 32.5

   The significant components of deferred tax assets and liabilities, excluding the effects of unrealized gains and losses on marketable securities, included in the Consolidated Balance Sheet were as follows (in millions):

                                                December 31,
                                                1999     1998
     Deferred tax assets:
       Net operating loss carryforwards        $30.0    $29.4
       Accrued expenses                         10.0      5.1
       Investment securities, including
         affiliate                              43.4     36.3
       Valuation allowance for deferred
         tax assets                            (21.2)   (26.4)

     Deferred tax liabilities:
       Unamortized insurance
         acquisition costs                     (99.9)   (68.8)
       Policyholder liabilities                (38.5)   (17.2)
       Capitalized assets                       (5.1)    (8.6)

   The gross deferred tax asset has been reduced by a valuation allowance based on an analysis of the likelihood of realization. Factors considered in assessing the needs for a valuation allowance include: (i) applicable statutory carryforward periods and (ii) the likelihood of generating larger amounts of taxable income in the future. The likelihood of realizing this asset is reviewed periodically.


                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   At December 31, 1999, AAG had net operating loss carryforwards for federal income tax purposes of approximately $86 million which are scheduled to expire from 2003 through 2005.

   L.  LEASES

   Future minimum lease payments, net of sublease revenues, under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 1999 are payable as follows: 2000 - $6.1 million; 2001 - $5.5 million; 2002 - $4.6 million; 2003 - $4.5 million; 2004 - $4.4 million; 2005 and beyond - $9.3 million.

   Rental expense for operating leases was $5.6 million in 1999, $4.9 million in 1998 and $2.9 million in 1997.

   M.  EARNINGS PER SHARE

   The number of common shares outstanding used in calculating diluted earnings per share in 1999 and 1998 include 0.6 million shares and 0.7 million shares, respectively, for the effect of the assumed exercise of AAG's stock options.

   N.  CONTINGENCIES

   In March 2000, a jury in Dallas, Texas, awarded a verdict against GALIC in the amount of $11.2 million in a lawsuit brought by two former agents of GALIC. The Company believes that the verdict was contrary to both the facts and the law and expects to prevail on appeal. The ultimate outcome of this case will not have a material adverse impact on the financial condition of the Company.

   In 1999, GALIC was named a defendant in purported class action lawsuits seeking unspecified money damages. GALIC believes it has meritorious defenses but it is not possible to predict the ultimate impact of this action on the Company.

   The Company is continuing its clean-up activities at certain of its former manufacturing operations and third-party sites, in some cases in accordance with consent agreements with federal and state environmental agencies. Changes in regulatory standards and further investigations could affect estimated costs in the future. Management believes that reserves recorded are sufficient to satisfy the known liabilities and that the ultimate cost will not, individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of AAG. At December 31, 1999, based on prior costs and discussions with independent environmental consultants, the Company believes the remaining aggregate cost of environmental work at all sites for which it has responsibility will range from $4.8 million to $12.7 million. The majority of these costs are expected to be paid out over the next three years. AAG is actively pursuing recovery of a portion of the costs from the companies which provided insurance coverage for the former manufacturing operations. The Company's reserve for environmental costs was $5.3 million at December 31, 1999, and $4.7 million at December 31, 1998.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   O.  STATUTORY INFORMATION; RESTRICTIONS ON TRANSFERS OF FUNDS AND ASSETS OF
                  SUBSIDIARIES

   Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, AAG's primary insurance subsidiary, were as follows (in millions):

                                                     1999    1998     1997

   Capital and surplus                             $403.8  $350.4   $317.0
   Asset valuation reserve                           66.5    62.6     64.7
   Interest maintenance reserve                       9.8    20.6     23.9

   Pretax income from operations                   $ 42.4  $111.2   $ 91.7
   Net income from operations                        33.8    99.9     72.7
   Net income                                        34.6    35.6     73.6


   The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income at December 31, 1999, GALIC may pay $40.4 million in dividends in 2000 without prior approval.

   P.  ADDITIONAL INFORMATION

   Summary Financial Information of AAG Holding AAG has guaranteed all of the outstanding debt of AAG Holding. Summarized consolidated financial information for AAG Holding is as follows (in millions):


                                                     1999    1998     1997

   Revenues                                        $  552  $  665   $  617
   Pretax income                                       59     130       92
   Net income                                          36      84       60

   Cash and investments                            $6,258  $6,291
   Unamortized insurance acquisition costs            363     208
   Variable annuity assets (separate accounts)        354     120
   Other assets                                       307     281

   Insurance reserves                              $5,933  $5,692
   Notes payable:
       Due parent                                     102     115
       Due others                                     199     130
   Variable annuity liabilities
      (separate accounts)                             354     120
   Other liabilities                                  131     167

   Mandatorily redeemable preferred securities
     of subsidiary trusts                          $  225  $  225

   Stockholder's equity                            $  338  $  451


                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Related Party Transactions   In a 1997 transaction, AAG purchased a minority
   ownership position in a company engaged in the production of ethanol. AAG's Chairman purchased the remaining ownership. During 1998, this company borrowed $4.0 million from AAG under a subordinated note bearing interest at 14% and used the proceeds to pay a portion of a $6.3 million capital distribution, including $3.1 million to AAG. AAG's equity investment in this company at December 31, 1999, was $1.8 million. In addition, AAG has extended a $5 million line of credit to this company; no amounts have been borrowed under the credit line.

   GALIC has a line of credit with a company owned in part by AFG and a brother of AAG's Chairman. Under the agreement, this company may borrow up to $8 million at 13% with interest deferred and added to principal. At December 31, 1999, $6.7 million was due GALIC under the line.

   Net investment income includes approximately $900,000 in 1999, 1998 and 1997 of payments from a subsidiary of AFG for the rental of an office building owned by GALIC.

   Fair Value of Financial Instruments The following table shows the carrying value and estimated fair value of AAG's financial instruments at December 31 (in millions):

                                            1999                  1998
                                      Carrying Estimated   Carrying Estimated
                                        Value Fair Value     Value Fair Value
   Assets
   Fixed maturity investments         $5,946.7  $5,946.7   $6,023.1  $6,023.1
   Equity securities                      72.3      72.3       85.2      85.2
   Investment in affiliate                12.3      12.7       15.9      25.6

   Liabilities
   Annuity benefits accumulated       $5,519.5  $5,370.6   $5,449.6  $5,307.2
   Notes payable                         201.3     191.4      131.0     130.4

   Trust preferred securities         $  219.6  $  204.7   $  225.0  $  231.4

   Stockholders' equity               $  525.7  $  762.7   $  688.7  $  979.3

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

   Fair value of stockholders' equity is based on the quoted market price of AAG's Common Stock.

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Unrealized Gains (Losses) on Marketable Securities, Net The components of the Consolidated Balance Sheet caption "Unrealized gains (losses) on marketable securities, net" in stockholders' equity are summarized as follows (in millions):
                                            Unadjusted             Adjusted
                                                Asset   Effect of     Asset
                                            (Liability) SFAS 115  (Liability)
   1999
   Fixed maturities                              $6,073.2  ($126.5)  $5,946.7
   Equity securities                                 43.6     28.7       72.3
   Unamortized insurance acquisition
     costs, net                                     401.6      4.6      406.2
   Annuity benefits accumulated                  (5,532.6)    13.1   (5,519.5)
   Deferred taxes on unrealized losses                 -      27.2       27.2
   Unrealized gains (losses)                               ($ 52.9)

   1998
   Fixed maturities                              $5,782.8   $240.3   $6,023.1
   Equity securities                                 46.7     38.5       85.2
   Unamortized insurance acquisition
     costs, net                                     256.3     (8.9)     247.4
   Annuity benefits accumulated                  (5,424.1)   (25.5)  (5,449.6)
   Deferred taxes on unrealized gains                  -     (84.3)     (84.3)
   Unrealized gains (losses)                                $160.1

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

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Q.  QUARTERLY FINANCIAL DATA (Unaudited)

   Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the seasonal nature of the Company's affiliate and certain other operations and the discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. The following table represents quarterly results of operations for the years ended December 31, 1999 and 1998 (in millions, except per share data).

                                  First   Second   Third    Fourth   Total
   1999                         Quarter  Quarter Quarter    Quarter   Year
   Realized gains (losses)       $  4.0  ($  2.3) ($  5.9  )($ 2.9) ($ 7.1)
   Total revenues                 153.5    149.7    155.9    176.8    635.9
   Income before accounting
                 change            22.4     18.4     15.4     7.3*     63.5
   Accounting change               (4.7)       -       -        -      (4.7)
   Net Income                      17.7     18.4     15.4     7.3*     58.8

   Basic earnings (loss) per common share:
     Income before accounting
       change                     $0.53    $0.43   $0.36     $0.17*   $1.50
     Accounting change            (0.11)      -       -         -     (0.11)
     Net income                   $0.42    $0.43   $0.36     $0.17*   $1.39

   Diluted earnings (loss) per common share:
     Income before accounting
       change                     $0.52    $0.43   $0.35     $0.17* $1.48
     Accounting change            (0.11)      -       -         -   (0.11)
     Net income                   $0.41    $0.43   $0.35     $0.17* $1.37

   Average common shares outstanding
     Basic                         42.5     42.4    42.4     42.4   42.4
     Diluted                       43.2     43.1    43.1     42.8   43.0

   1998
   Realized gains (losses)       $ 10.2   $  1.5  $ 25.6  ($  5.0)$ 32.3
   Total revenues                 187.8    185.9   211.0    143.2  727.9

   Income before extraordinary
    items                          25.7     21.7    37.3     12.8   97.5
   Extraordinary items             (0.8)      -       -        -    (0.8)
   Net income                      24.9     21.7    37.3     12.8   96.7

   Basic earnings (loss) per common share:
     Income before extraordinary
       items                      $0.60    $0.50   $0.87    $0.30  $2.27
     Extraordinary items          (0.02)      -       -        -   (0.02)
     Net income                   $0.58    $0.50   $0.87    $0.30  $2.25

   Diluted earnings (loss) per common share:
     Income before extraordinary
      items                        $0.59  $0.49    $0.85   $0.30   $2.23
     Extraordinary items           (0.02)     -       -       -    (0.02)
     Net income                    $0.57  $0.49    $0.85   $0.30   $2.21

   Average common shares outstanding
     Basic                          43.1   43.1     43.0     42.7   43.0
     Diluted                        43.8   43.9     43.7     43.4   43.7


   * In the fourth quarter of 1999, AAG recorded a $10 million ($6.5 million after-tax) realignment charge. Excluding this charge, fourth quarter 1999 basic and diluted earnings per share would have been $0.15 higher.

   Quarterly earnings per share may not add to year-to-date amounts due to changes in shares outstanding.

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

            For 1999, 1998 and 1997                             Page

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

        3.  Exhibits - See Exhibit Index on Page E-1.

   (b)  Report on Form 8-K: None





                                       S-1


                    AMERICAN ANNUITY GROUP, INC. - PARENT ONLY
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)


                             Condensed Balance Sheet

                                                 December 31,
   Assets:                                          1999     1998
     Investments:
       Fixed maturities - at market
          (amortized cost - $17.0 and $68.7)      $ 14.6   $ 67.6
       Equity securities - at market
          (cost - $2.1 and $1.9)                     2.1      1.9
     Cash and short-term investments                 1.1      3.6
     Investment in affiliate                        21.3     24.8
     Investment in subsidiaries (a)                420.2    512.0
     Note receivable from AAG Holding               94.8    115.0
     Other assets                                   33.1     16.5
                                                  $587.2   $741.4
   Liabilities and Capital:
     Accounts payable, accrued expenses and
       other liabilities                          $ 26.9   $ 22.3
     Payables to affiliates                         32.4     29.2
     Notes payable                                   2.2      1.2
     Stockholders' equity (b)                      525.7    688.7
                                                  $587.2   $741.4

                            Condensed Income Statement

                                               Year ended December 31,
                                                    1999     1998    1997
   Revenues:
     Net investment income and other income       $ 29.3   $ 37.5  $ 34.1
     Realized gains (losses) on sales of:
       Investments                                   1.7     (1.5)    0.1
       Subsidiaries                                   -       4.6      -
     Equity in undistributed earnings of
       subsidiaries                                 27.9     72.7   (92.9)
     Capital distributions from subsidiaries        43.7     50.6   181.1
                                                   102.6    163.9   122.4
   Costs and Expenses:
     Interest and other financing expenses           0.1      0.1     0.2
     Provision for realignment expenses (c)          2.8       -       -
     Provision for relocation expenses                -        -      4.0
     Other expenses                                  7.7     15.9    14.0
                                                    10.6     16.0     18.2

   Operating earnings before income taxes           92.0    147.9   104.2
   Provision for income taxes                       26.5     47.5    32.8

   Net operating earnings                           65.5    100.4    71.4

   Equity in earnings of affiliate, net of tax      (2.0)    (2.9)     -

   Income before extraordinary items and
     accounting change                              63.5     97.5    71.4


   Extraordinary items, net of tax                    -      (0.8)   (1.5)
   Cumulative effect of accounting change,
    net of tax                                      (4.7)      -       -
   Net Income                                     $ 58.8   $ 96.7  $ 69.9

   (a) Includes unrealized gains (losses) of ($51.3) million and $160.8 million in 1999 and 1998, respectively.
   (b) Includes unrealized gains (losses) of ($52.9) million and $160.1 million in 1999 and 1998, respectively.
   (c) Represents AAG (parent only) portion of realignment charge.

                                       S-2

                    AMERICAN ANNUITY GROUP, INC. - PARENT ONLY
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)


                        Condensed Statement of Cash Flows

                                                  Year Ended December 31,
                                                     1999    1998    1997

   Operating Activities:
     Net income                                     $58.8   $96.7  $ 69.9
     Adjustments:
       Extraordinary items                             -      0.8     1.5
       Cumulative effect of accounting change         4.7      -       -
       Equity in net earnings of subsidiaries       (44.2)  (76.6)  (58.8)
       Realized losses (gains)                       (1.7)    1.5    (0.1)
       Gain on sale of subsidiaries                    -     (4.6)     -
       Depreciation and amortization                  1.0     1.4     2.2
       Decrease (increase) in other assets           (9.6)    1.1    (1.9)
       Increase (decrease) in balances with
         affiliates                                   3.4    (5.1)    9.5
       Increase (decrease) in other liabilities       5.0    (3.4)  (11.2)
       Capital distributions from subsidiaries       44.1     8.9   181.2
       Contributions to subsidiaries                (51.3)  (61.6)   (3.1)
       Other, net                                    (0.1)    6.2    (0.7)
                                                     10.1   (34.7)  188.5

   Investing Activities:
     Purchase of investments                        (47.6)  (59.9) (104.8)
     Decrease in intercompany notes receivable       11.3    13.3     0.7
     Purchase of subsidiaries                       (22.2)     -    (51.7)
     Maturities and redemptions of fixed maturity
       investments                                    3.9    51.4     0.5
     Sales of investments                            55.3    38.2    22.0
     Sale of subsidiaries                              -     10.6      -
                                                      0.7    53.6  (133.3)

   Financing Activities:
     Additions to notes payable                       1.1      -       -
     Reductions of notes payable                     (0.1)   (0.1)   (0.1)
     Issuance of Common Stock                         0.6     0.4      -
     Retirement of Common Stock                      (5.2)  (14.9)   (1.1)
     Retirement of Preferred Stock                     -       -    (47.0)
     Repurchase of trust preferred securities        (5.5)     -       -
     Cash dividends paid                             (4.2)   (4.3)   (5.3)
                                                    (13.3)  (18.9)  (53.5)


   Net Increase (Decrease) in Cash and
    Short-term Investments                           (2.5)     -      1.7

   Cash and short-term investments at beginning
     of period                                        3.6     3.6     1.9

   Cash and short-term investments at end of period $ 1.1   $ 3.6  $  3.6

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

   12  Earnings to fixed charges.

   21  Subsidiaries of the Registrant.


   23  Consent of Independent Auditors.

   27.1 Financial Data Schedule for 1999 - included in Report filed electronically with the Securities and Exchange Commission.

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


                                             American Annuity Group, Inc.


   Signed: March 29, 2000                    BY:s/CARL H. LINDNER

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

         Signature                      Capacity                Date


   s/CARL H. LINDNER               Chairman of the Board      March 29, 2000
     Carl H. Lindner                 of Directors


   s/S. CRAIG LINDNER              Director                   March 29, 2000
     S. Craig Lindner


   s/ROBERT A. ADAMS               Director                   March 29, 2000
     Robert A. Adams


   s/WILLIAM R. MARTIN             Director*                  March 29, 2000
     William R. Martin


   s/JOHN T. LAWRENCE, III         Director*                  March 29, 2000
     John T. Lawrence, III


   s/RONALD W. TYSOE               Director*                  March 29, 2000
     Ronald W. Tysoe




   s/WILLIAM J. MANEY              Executive Vice President,    March 29, 2000
     William J. Maney                Treasurer and Chief
                                     Financial Officer
                                     (Principal Accounting Officer)

   * Member of Audit Committee