Form 10-Q
period 2000-03-31
AMERICAN ANNUITY GROUP INC
filed 2000-05-12
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                              Commission File
   March 31, 2000                                              No. 1-11632



                           AMERICAN ANNUITY GROUP, INC.



   Incorporated under                                       IRS EmployerI.D.
   the Laws of Delaware                                      No. 06-1356481



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



   As of May 1, 2000, there were 42,286,093 shares of the Registrant's Common Stock outstanding.






                                   Page 1 of 19


                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)






                                                  March 31,  December 31,
                                                      2000      1999
   Assets
     Investments:
       Fixed maturities - at market
         (amortized cost - $6,061.7 and $6,073.2) $5,919.5   $5,946.7
       Equity securities - at market
         (cost - $46.1 and $43.6)                     69.2       72.3
       Investment in affiliate                        13.5       12.3
       Mortgage loans on real estate                  23.8       16.0
       Real estate                                    72.7       73.6
       Policy loans                                  215.2      217.2
       Short-term investments                         49.8       80.2
         Total investments                         6,363.7    6,418.3

     Cash                                             28.7       39.4
     Accrued investment income                        95.3       98.0
     Unamortized insurance acquisition costs, net    430.4      406.2
     Deferred taxes on unrealized losses              33.7       27.2
     Other assets                                    225.5      214.4
     Variable annuity assets (separate accounts)     466.4      354.4

                                                  $7,643.7   $7,557.9

   Liabilities and Capital
     Annuity benefits accumulated                 $5,494.3   $5,519.5
     Life, accident and health reserves              525.8      520.6
     Notes payable                                   201.1      201.3
     Payable to affiliates, net                       76.2       69.8
     Accounts payable, accrued expenses and other
       liabilities                                   131.4      147.0
     Variable annuity liabilities
      (separate accounts)                            466.4      354.4
         Total liabilities                         6,895.2    6,812.6

     Mandatorily redeemable preferred securities
       of subsidiary trusts                          218.1      219.6

     Stockholders' Equity:
       Common Stock, $1 par value
         -100,000,000 shares authorized
         - 42,284,028 and 42,374,086 shares
          outstanding                                 42.3       42.4
       Capital surplus                               348.4      349.7
       Retained earnings                             203.9      186.5
       Unrealized losses on marketable
         securities, net                             (64.2)    (52.9)
         Total stockholders' equity                  530.4      525.7

                                                  $7,643.7   $7,557.9

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)


                                                     Three months ended
                                                          March 31,
                                                          2000    1999
   Revenues:
     Life, accident and health premiums                $ 49.9   $ 25.6
     Net investment income                              123.3    119.9
     Realized gains (losses) on sales of
     investments                                         (2.9)     4.0
     Other income                                        10.9      4.0
                                                        181.2    153.5
   Costs and Expenses:
     Annuity benefits                                    66.2     64.9
     Life, accident and health benefits                  36.7     18.9
     Insurance acquisition expenses                      15.2      8.2
     Trust preferred distribution requirement             4.6      4.7
     Interest and other debt expenses                     3.6      2.4
     Other expenses                                      31.8     23.7
                                                        158.1    122.8
   Operating earnings before income taxes                23.1     30.7
   Provision for income taxes                             6.5      9.5
   Net operating earnings                                16.6     21.2

   Equity in earnings of affiliate, net of tax            0.8      1.2

   Income before accounting change                       17.4     22.4
   Cumulative effect of accounting change,
    net of tax                                             -     (4.7)

   Net Income                                          $ 17.4   $ 17.7


   Basic earnings (loss) per common share:
     Income before accounting change                    $0.41    $0.53
   Accounting change                                       -     (0.11)
   Net income                                           $0.41    $0.42

   Diluted earnings (loss) per common share:
     Income before accounting change                    $0.41    $0.52
     Accounting change                                     -     (0.11)
     Net income                                         $0.41    $0.41

   Average number of common shares:
     Basic                                               42.4     42.5
     Diluted                                             42.6     43.2

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                                   Three months ended
                                                        March 31,
                                                    2000       1999
   Common Stock:
     Balance at beginning of period               $ 42.4     $ 42.6
     Common Stock retired                           (0.1)      (0.2)
       Balance at end of period                   $ 42.3     $ 42.4


   Capital Surplus:
     Balance at beginning of period               $349.7     $354.1
     Common Stock issued                             0.5        0.2
     Common Stock retired                           (1.8)      (4.3)
       Balance at end of period                   $348.4     $350.0



   Retained Earnings:
     Balance at beginning of period               $186.5     $131.9
     Net income                                     17.4       17.7
       Balance at end of period                   $203.9     $149.6


   Unrealized Gains (Losses), Net:
     Balance at beginning of period              ($ 52.9)    $160.1
     Change during period                          (11.3)     (45.4)
       Balance at end of period                  ($ 64.2)    $114.7




   Comprehensive Income (Loss):
     Net income                                   $ 17.4     $ 17.7
     Other comprehensive loss - change in net
       unrealized losses on marketable securities  (11.3)     (45.4)
       Comprehensive income (loss)                $  6.1    ($ 27.7)

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                  AMERICAN ANNUITY GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                      Three months ended
                                                          March 31,
                                                         2000      1999
   Cash Flows from Operating Activities:
     Net income                                        $ 17.4    $ 17.7
     Adjustments:
       Cumulative effect of accounting change              -        4.7
       Equity in earnings of affiliate, net of tax       (0.8)     (1.2)
       Increase in life, accident and health reserves     3.6       9.0
       Benefits to annuity policyholders                 66.2      64.9
       Amortization of insurance acquisition costs       15.2       8.2
       Depreciation and amortization                      2.3       3.2
       Realized losses (gains)                            2.9      (4.0)
       Increase in insurance acquisition costs          (33.7)    (28.2)
       Other, net                                       (12.2)     (1.4)
                                                         60.9      72.9

   Cash Flows from Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments                      (240.9)   (405.0)
       Equity securities                                 (2.5)     (4.3)
       Real estate, mortgage loans and other assets      (9.1)     (6.8)
     Purchase of subsidiaries                              -      (26.6)
       Cash and short-term investments of acquired
       subsidiaries                                        -       31.1
     Maturities and redemptions of fixed
      maturity investments                              103.3     203.0
     Sales of:
       Fixed maturity investments                       135.6     163.8
       Equity securities                                  0.2       7.0
       Real estate, mortgage loans and other assets       0.2      18.8
     Decrease in policy loans                             2.0       1.2
                                                        (11.2)    (17.8)

   Cash Flows from Financing Activities:
     Fixed annuity receipts                             126.4     107.5
     Annuity surrenders, benefits and withdrawals      (192.8)   (190.0)
     Net transfers to variable annuity assets           (21.5)     (3.1)
     Additions to notes payable                            -       19.0
     Reductions of notes payable                         (0.2)     (0.2)
     Issuance of Common Stock                             0.5       0.2
     Retirement of Common Stock                          (1.9)     (4.5)
     Repurchase of trust preferred securities            (1.3)     (5.5)
                                                        (90.8)    (76.6)

   Net decrease in cash and short-term investments      (41.1)    (21.5)
   Beginning cash and short-term investments            119.6     133.0
   Ending cash and short-term investments              $ 78.5    $111.5

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

      American Financial Group, Inc. ("AFG") and its subsidiaries owned 83% of AAG's Common Stock at May 1, 2000.

   B. Accounting Policies

      Basis of Presentation The accompanying Consolidated Financial Statements for AAG and its subsidiaries are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

      Certain reclassifications have been made to prior periods to conform to the current period's presentation. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

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

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


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

      Start-Up Costs   Prior to 1999, certain costs associated with
      introducing new products and distribution channels had been deferred and amortized on a straight-line basis over five years. In 1999, AAG implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP required that (i) costs of start-up activities be expensed as incurred and(ii) unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AAG expensed previously capitalized start-up costs of $4.7 million (net of tax) or $0.11 per diluted share, effective January 1, 1999.

      Derivatives   The Financial Accounting Standards Board issued SFAS No.
      133, "Accounting for Derivative Instruments and Hedging Activities," during the second quarter of 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities and must be implemented no later than January 1, 2001. SFAS No. 133 requires the recognition of all derivatives (both assets and liabilities) in the balance sheet at fair value. Changes in fair value of derivative instruments are included in current income or as a component of comprehensive income (outside current income) depending on the type of derivative. Implementation of SFAS No. 133 is not expected to have a material effect on AAG's financial position or results of operations.

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



                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   C. Acquisitions and Sale of Subsidiaries

      In October 1999, AAG acquired United Teacher Associates Insurance Company for $81 million in cash, pending post-closing adjustments under which AAG may receive as much as several million dollars.

      In July 1999, AAG acquired Consolidated Financial Corporation, an insurance agency, for approximately $21 million in cash.

      In February 1999, AAG acquired Great American Life Insurance Company of New York (formerly known as Old Republic Life Insurance Company of New
      York) for approximately $27 million in cash.

   D. Segments of Operations

      AAG operates in three major segments: (i) retirement products, (ii) life, accident and health insurance and (iii) corporate and other.
      AAG's retirement product companies sell tax-deferred annuities to employees of primary and secondary educational institutions, hospitals
      and in the non-qualified markets.   Approximately one-fourth of AAG's
      retirement annuity premiums came from California in the first quarter of 2000. No other state accounted for more than 10% of premiums. Sales from AAG's top two Managing General Agencies accounted for one-eighth of retirement annuity premiums in the first quarter of 2000.

      AAG's life, accident and health businesses sell various forms of life and supplemental health products in the United States and Puerto Rico. Sales in Puerto Rico accounted for approximately 25% of AAG's life, accident and health premiums in the first quarter of 2000.

      Corporate and other consists primarily of AAG (parent) and AAG Holding.


                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


      The following table shows AAG's revenues and operating profit (loss) by significant business segment (in millions):

                                                    Three months ended
                                                           March 31,
                                                            2000   1999
         Revenues
         Retirement products                             $115.4  $111.9
         Life, accident & health:
           U.S.                                            51.8    20.5
           Puerto Rico                                     14.6    13.8
         Corporate and other                                2.3     3.3
         Total operating revenues                         184.1   149.5

         Realized gains (losses)                           (2.9)    4.0
            Total revenues per income statement          $181.2  $153.5

         Operating profit (loss) - pretax
         Retirement products                             $ 33.2  $ 31.3
         Life, accident & health:
           U.S.                                             2.5     2.2
           Puerto Rico                                      2.0     1.9
         Corporate and other                              (11.7)   (8.7)
         Pretax earnings from operations                   26.0    26.7

         Realized gains (losses)                           (2.9)    4.0
       Total pretax income per income statement          $ 23.1  $ 30.7



                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   E. Investment in Affiliate

      Investment in affiliate reflects AAG's 4% ownership (2.7 million shares; carrying value of $13.5 million at March 31, 2000) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 32% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

      The market value of AAG's investment in Chiquita was approximately $13 million at March 31, 2000 and December 31, 1999.

   F. Unamortized Insurance Acquisition Costs

      Unamortized insurance acquisition costs consisted of the following (in millions):
                                                 March 31, December 31,
                                                     2000         1999
         Deferred policy acquisition costs         $463.2       $435.7
         Present value of future profits acquired   112.9        115.1
         Unearned revenues                         (145.7)      (144.6)
                                                   $430.4       $406.2

   G. Notes Payable

      Notes payable consisted of the following (in millions):

                                                 March 31, December 31,
                                                     2000         1999

            Direct obligations of AAG              $  2.2       $  2.2
            Obligations of AAG Holding (guaranteed by AAG):
              6-7/8% Senior Notes due 2008          100.0        100.0
              Bank Credit Line                       97.0         97.0
            Other subsidiary debt                     1.9          2.1
                 Total                             $201.1       $201.3

      AAG Holding has a floating rate revolving credit agreement with several banks under which it may borrow a maximum of $200 million through September 29, 2000. The maximum amount available reduces quarterly between September 30, 2000 and December 31, 2003. At March 31, 2000, and December 31, 1999, the weighted-average interest rate on amounts borrowed under AAG Holding's bank credit line was 6.53% and 6.76%, respectively.

      At March 31, 2000, scheduled principal payments on debt for the remainder of 2000 and the subsequent five years were as follows (in millions):

               2000     2001     2002     2003     2004       2005
               $0.7     $0.7    $37.7    $60.6     $0.2       $0.2


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

       Date of                                                 Optional
       Issuance   Issue(Maturity Date)  3/31/00   12/31/99   Redemption Dates
       November
       1996    9-1/4% TOPrS* (2026)    $73,110,000 $74,600,000 On or after
                                                               11/7/2001
       March
       1997     8-7/8% Preferred
                Securities (2027)        70,000,000 70,000,000 On or after
                                                               3/1/2007

      May 1997  7-1/4% ROPES** (2041)     75,000,000 75,000,000 Prior to
                                                               9/28/2000 and
                                                               after 9/28/2001

               *  Trust Originated Preferred Securities
               ** Remarketed Par Securities

    In the first quarter of 2000, AAG repurchased $1.5 million of its preferred securities for $1.3 million in cash.

    In the first quarter of 1999, AAG repurchased $5.4 million of its preferred securities for $5.5 million in cash.

    AAG and AAG Holding effectively provide an unconditional guarantee of the Trusts' obligations.

   I.      Stockholders' Equity

           The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

           At March 31, 2000, there were 3.0 million shares of AAG Common Stock reserved for issuance under AAG's stock option plans. Under the plans, the exercise price of each option equals the market price of AAG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

           The change in net unrealized losses on marketable securities for the three months ended March 31 included the following (in millions):

                                                              2000
                                                   Pretax    Taxes       Net
           Unrealized holding
             losses on securities
             arising during the period            ($20.7)     $7.5   ($13.2)
           Reclassification adjustment
             for investment losses (gains)
             realized in net income                   2.9    (1.0)      1.9
           Change in net unrealized
             losses on marketable securities      ($17.8)     $6.5   ($11.3)


                                                              1999
                                                   Pretax    Taxes       Net
           Unrealized holding
            losses on securities
            arising during the period             ($64.6)    $21.8   ($42.8)
           Reclassification adjustment
            for investment losses (gains)
            realized in net income                  (4.0)      1.4     (2.6)
           Change in net unrealized
            losses on marketable securities       ($68.6)    $23.2   ($45.4)

                        AMERICAN ANNUITY GROUP, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   J.      Earnings Per Share

           The number of common shares outstanding used in calculating diluted earnings per share in the first quarter of 2000 and 1999 includes
           0.2 million shares and 0.7 million shares, respectively, for the effect of the assumed exercise of AAG's stock options.

   K.      Contingencies

           There have been no significant changes to the matters discussed and referred to in Note N "Contingencies" of AAG's Annual Report on Form 10-K for 1999.

   L.      Additional Information

           Statutory Information of Great American Life Insurance Company Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, AAG's primary insurance subsidiary, were as follows (in millions):

                                            March 31, December 31,
                                                2000         1999
                Capital and surplus           $390.3       $403.8
                Asset valuation reserve         66.9         66.5
                Interest maintenance reserve     7.4          9.8

                                      Three months ended March 31,
                                                2000         1999
                Pretax income from operations  $19.1        $11.1
                Net income from operations      14.9          8.3
                Net income                      14.9          8.4

             The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income for the year ended December 31, 1999, GALIC may pay $40.4 million in dividends in 2000 without prior approval. In the first quarter of 2000, GALIC paid $15 million in dividends.

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

   IT Initiative   In 1999, AFG initiated an enterprise-wide study of its
   Information Technology ("IT") resources, needs and opportunities (including those of AAG). AAG expects that the initiative will entail extensive effort and costs and may lead to substantial changes in the area, which should result in significant cost savings, efficiencies and effectiveness in the future. While the costs (most of which will be expensed) will precede any savings to be realized, management expects benefits to greatly exceed the costs incurred, all of which will be funded through available working capital.

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios   AAG's ratio of earnings to fixed charges continues to exceed 3 times; its consolidated debt to capital ratio is 27%. Consolidated debt includes the Company's notes payable and its Remarketed Par Securities ("ROPES"). Capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains (losses) on marketable securities).

   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 2000, the capital ratio of each of AAG's principal insurance subsidiaries was approximately 4.0 times its authorized control level RBC.

   Sources and Uses of Funds    To pay interest and principal on borrowings,
   obligations related to discontinued manufacturing operations and other holding company costs, AAG (parent) and AAG Holding use cash and investments on hand, capital distributions from their principal subsidiary, Great American Life Insurance Company ("GALIC") and bank borrowings. At May 1, 2000, AAG (parent) had over $100 million available under its bank credit line. The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC during the remainder of 2000 without prior regulatory approval is $25.4 million.

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Based upon the current level of operations and anticipated growth, AAG believes that it will have sufficient resources to meet its liquidity requirements.

   Investments    AAG invests primarily in fixed income investments which,
   including loans and short-term investments, comprised 98% of its investment portfolio at March 31, 2000. AAG generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between AAG's assets and expected liabilities.


   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At March 31, 2000, 91% of AAG's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that the high credit quality of AAG's investment portfolio should generate a stable and predictable investment return.

   At March 31, 2000, AAG's mortgage-backed securities ("MBSs") portfolio represented approximately one-third of its fixed maturity investments. AAG invests primarily in MBSs which have a lower risk of prepayment. In addition, the majority of MBSs held by AAG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

   Approximately 90% of AAG's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, AAG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   RESULTS OF OPERATIONS

   General The comparability of AAG's income statement is affected by the acquisitions of subsidiaries discussed in Footnote C to its financial statements.

   Net earnings from operations (before realized gains (losses), equity in earnings of affiliate and an accounting change) for the first quarter of 2000 were $18.5 million compared to $18.6 for the same period in 1999. On a diluted basis, net earnings from operations (before realized gains (losses), equity in earnings of affiliate and an accounting change) for the same periods were $0.43 per share.

   Retirement Products    The following table summarizes AAG's premiums for its
   retirement annuities (in millions).
                                                    Three months ended
                                                         March 31,
                                                       2000     1999
        Annuity Premiums:
        Single premium fixed rate annuities            $ 66     $ 52
        Flexible premium fixed rate annuities            41       41
        Single premium variable annuities                73       35
        Flexible premium variable annuities              17       12
                                                       $197     $140

                        AMERICAN ANNUITY GROUP, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Sales of annuity products linked to the performance of the stock market (equity-indexed and variable annuities) were more than $50 million higher in the first quarter of 2000 compared to the same period in 1999.

   Life, Accident and Health Premiums   The following table summarizes AAG's
   life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

                                             Three months ended
                                                  March 31,
                                                2000    1999
        Premiums
        Life insurance                           $19     $18
        Accident and health insurance             31       8
                                                 $50     $26

        Benefits
        Life insurance                           $15     $15
        Accident and health insurance             22       4
                                                 $37     $19

   Net Investment Income   Net investment income increased 3% in the first
   quarter of 2000 compared to the same period in 1999 resulting primarily from higher invested assets due to the acquisition of United Teacher Associates Insurance Company in the fourth quarter of 1999.

   Other Income   The increase in other income reflects revenues from an
   insurance agency acquired in 1999, higher revenues from AAG's brokerage subsidiary, an increase in fees earned on AAG's growing variable annuity business and increased surrender fees.

   Realized Gains   Individual securities are sold from time to time as market opportunities appear to present optimal situations under AAG's investment strategies.

   Equity in Net Earnings of Affiliate   Equity in net earnings of affiliate
   represents AAG's proportionate share of the results of Chiquita Brands International. Chiquita reported net income for the first quarter of 2000 and 1999 of $35 million compared to $49 million.

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

   Insurance Acquisition Expenses   Insurance acquisition expenses include
   amortization of deferred policy acquisition costs ("DPAC") as well as commissions on sales of life insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $3.1 million in the first quarter of 2000, up from $1.7 million in the first quarter of 1999 due to the October 1999 acquisition of United Teacher Associates Insurance Company.

   Interest and Other Debt Expenses   Interest and other debt expenses
   increased 50% in the first quarter of 2000 compared to the same period in 1999 due primarily to amounts borrowed to fund acquisitions as well as higher interest rates on AAG's bank credit line.

   Other Expenses   The increase in other expenses reflects primarily the
   acquisition of companies in the second half of 1999.

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


                                      ITEM 3

            Qualitative and Quantitative Disclosure About Market Risk

   As of March 31, 2000, there were no material changes to the other information provided in AAG's Form 10-K for 1999 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.


                        AMERICAN ANNUITY GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


                                      ITEM 6

                         Exhibits and Reports on Form 8-K

   (a) Exhibit 27 - Financial Data Schedule as of March 31, 2000. For submission in electronic filing only.

   (b)   Report on Form 8-K - None



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                      American Annuity Group, Inc.


   May 12, 2000                       BY:/s/William J. Maney
                                         William J. Maney
                                         Executive Vice President, Treasurer
                                          and Chief Financial Officer


