Form 10-Q
period 2000-06-30
AMERICAN ANNUITY GROUP INC
filed 2000-08-14
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                              Commission File
   June 30, 2000                                               No. 1-11632



                     GREAT AMERICAN FINANCIAL RESOURCES, INC.
                     (formerly American Annuity Group, Inc.)



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



   As of August 1, 2000, there were 42,289,406 shares of the Registrant's Common Stock outstanding.














                                   Page 1 of 20




                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                                  June 30,  December 31,
                                                      2000         1999
   Assets
     Investments:
       Fixed maturities - at market
         (amortized cost - $6,114.7 and $6,073.2) $5,954.8   $5,946.7
       Equity securities - at market
         (cost - $39.5 and $43.6)                     48.3       72.3
       Investment in affiliate                        13.8       12.3
       Mortgage loans on real estate                  24.2       16.0
       Real estate                                    72.6       73.6
       Policy loans                                  214.6      217.2
       Short-term investments                         22.0       80.2
         Total investments                         6,350.3    6,418.3

     Cash                                             37.0       39.4
     Accrued investment income                        98.1       98.0
     Unamortized insurance acquisition costs, net    454.0      406.2
     Deferred taxes on unrealized losses              44.2       27.2
     Other assets                                    229.8      214.4
     Variable annuity assets (separate accounts)     529.6      354.4

                                                  $7,743.0   $7,557.9

   Liabilities and Capital
     Annuity benefits accumulated                 $5,473.5   $5,519.5
     Life, accident and health reserves              546.8      520.6
     Notes payable                                   202.8      201.3
     Payable to affiliates, net                       72.7       69.8
     Accounts payable, accrued expenses and other
       liabilities                                   190.3      147.0
     Variable annuity liabilities
       (separate accounts)                           529.6      354.4
         Total liabilities                         7,015.7    6,812.6

     Mandatorily redeemable preferred securities
       of subsidiary trusts                          217.9      219.6

     Stockholders' Equity:
       Common Stock, $1 par value
         -100,000,000 shares authorized
         -42,288,084 and 42,374,086 shares
          outstanding                                 42.3       42.4
       Capital surplus                               348.5      349.7
       Retained earnings                             202.0      186.5
       Unrealized losses on marketable
         securities, net                             (83.4)     (52.9)
         Total stockholders' equity                  509.4      525.7

                                                  $7,743.0   $7,557.9





                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions, except per share amounts)

                                                     Three           Six
                                                 months ended    months ended
                                                    June 30,       June 30,
                                                  2000   1999     2000   1999


   Revenues:
     Life, accident and health premiums         $ 49.7 $ 24.0   $ 99.6 $ 48.7
     Net investment income                       126.5  122.9    249.8  242.8
     Realized gains (losses) on investments       (0.8)  (2.3)    (3.7)   1.7
     Other income                                 12.8    5.1     23.7   10.0
                                                 188.2  149.7    369.4  303.2
   Costs and Expenses:
     Annuity benefits                             65.4   63.6    131.6  128.5
     Life, accident and health benefits           36.9   16.0     73.6   34.9
     Insurance acquisition expenses               18.8   10.5     34.0   18.7
     Trust preferred distribution requirement      4.6    4.5      9.2    9.2
     Interest and other debt expenses              3.7    2.7      7.3    5.1
     Provision for litigation costs               32.5     -      32.5     -
     Other expenses                               32.4   26.0     64.2   49.7
                                                 194.3  123.3    352.4  246.1

   Operating earnings (loss) before income taxes  (6.1)  26.4     17.0   57.1
   Provision (credit) for income taxes            (4.0)   8.0      2.5   17.5

   Net operating earnings (loss)                  (2.1)  18.4     14.5   39.6

   Equity in earnings of affiliate, net of tax     0.2     -       1.0    1.2

   Income (loss) before accounting change         (1.9)  18.4     15.5   40.8
   Cumulative effect of accounting change,
     net of tax                                     -      -        -    (4.7)

   Net Income (Loss)                           ($  1.9)$ 18.4   $ 15.5 $ 36.1

   Basic earnings (loss) per common share:
     Income (loss) before accounting change     ($0.04) $0.43    $0.37  $0.96
     Accounting change                              -      -        -   (0.11)
     Net income (loss)                          ($0.04) $0.43    $0.37  $0.85


   Diluted earnings (loss) per common share:
     Income (loss) before accounting change     ($0.05) $0.43    $0.36  $0.95
     Accounting change                              -      -        -   (0.11)
     Net income (loss)                          ($0.05) $0.43    $0.36  $0.84

   Average number of common shares:
     Basic                                        42.3   42.4     42.3   42.5
     Diluted                                      42.6   43.1     42.6   43.1







                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                                  Six months ended
                                                       June 30,
                                                    2000       1999
   Common Stock:
     Balance at beginning of period               $ 42.4     $ 42.6
     Common Stock retired                           (0.1)      (0.2)
       Balance at end of period                   $ 42.3     $ 42.4


   Capital Surplus:
     Balance at beginning of period               $349.7     $354.1
     Common Stock issued                             0.6        0.2
     Common Stock retired                           (1.8)      (4.3)
       Balance at end of period                   $348.5     $350.0



   Retained Earnings:
     Balance at beginning of period               $186.5     $131.9
     Net income                                     15.5       36.1
       Balance at end of period                   $202.0     $168.0


   Unrealized Gains (Losses), Net:
     Balance at beginning of period              ($ 52.9)    $160.1
     Change during period                          (30.5)    (113.3)
       Balance at end of period                  ($ 83.4)    $ 46.8





   Comprehensive Income (Loss):
     Net income                                   $ 15.5     $ 36.1
     Other comprehensive loss - change in net
       unrealized losses on marketable securities  (30.5)    (113.3)
       Comprehensive loss                        ($ 15.0)   ($ 77.2)



















                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                        Six months ended
                                                            June 30,
                                                         2000      1999
   Cash Flows from Operating Activities:
     Net income                                        $ 15.5    $ 36.1
     Adjustments:
       Cumulative effect of accounting change              -        4.7
       Equity in earnings of affiliate, net of tax       (1.0)     (1.2)
       Increase in life, accident and health reserves    26.2      16.3
       Benefits to annuity policyholders                131.6     128.5
       Amortization of insurance acquisition costs       34.0      18.7
       Depreciation and amortization                      5.5       4.1
       Realized losses (gains)                            3.7      (1.7)
       Increase in insurance acquisition costs          (70.6)    (59.2)
       Other, net                                        (8.4)     14.6
                                                        136.5     160.9

   Cash Flows from Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments                      (439.9)   (797.8)
       Equity securities                                 (3.1)     (6.1)
       Real estate, mortgage loans and other assets     (11.3)    (13.0)
     Purchase of subsidiaries                              -      (26.6)
       Cash and short-term investments of acquired
         subsidiaries                                      -       31.1
     Maturities and redemptions of fixed maturity
         investments                                    199.9     369.4
     Sales of:
       Fixed maturity investments                       216.9     324.8
       Equity securities                                  9.4       7.6
       Real estate, mortgage loans and other assets       0.3      23.5
     Decrease in policy loans                             2.6       2.8
                                                        (25.2)    (84.3)

   Cash Flows from Financing Activities:
     Fixed annuity receipts                             251.1     219.2
     Annuity surrenders, benefits and withdrawals      (387.6)   (358.1)
     Net transfers to variable annuity assets           (34.2)     (8.7)
     Additions to notes payable                           2.0      48.1
     Reductions of notes payable                         (0.5)     (0.4)
     Issuance of Common Stock                             0.6       0.2
     Retirement of Common Stock                          (1.9)     (4.5)
     Repurchase of trust preferred securities            (1.4)     (5.5)
                                                       (171.9)   (109.7)

   Net decrease in cash and short-term investments      (60.6)    (33.1)
   Beginning cash and short-term investments            119.6     133.0
   Ending cash and short-term investments              $ 59.0    $ 99.9








                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   A. Description of the Company

      Great American Financial Resources, Inc. ("GAFRI" or "the Company"), formerly known as American Annuity Group, Inc., markets retirement products, primarily fixed and variable annuities, and various forms of life and supplemental health insurance through independent agents, payroll deduction plans, financial institutions and in-home sales.

      American Financial Group, Inc. ("AFG") and its subsidiaries owned 83% of GAFRI's Common Stock at August 1, 2000.

   B. Accounting Policies

      Basis of Presentation The accompanying Consolidated Financial Statements for GAFRI and its subsidiaries are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

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

      Investment in Affiliate GAFRI's investments in equity securities of companies that are 20% to 50% owned by AFG and its subsidiaries are generally carried at cost, adjusted for a proportionate share of their undistributed earnings or losses. Changes in GAFRI's equity in its affiliate caused by issuances of the affiliate's stock are recognized in earnings when such issuances are not part of a broader reorganization.



























                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

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


                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

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

      Variable Annuity Assets and Liabilities   Separate accounts related to
      variable annuities represent deposits invested in underlying investment funds on which GAFRI earns a fee. The investment funds are selected and may be changed only by the policyholder.

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

      Income Taxes GAFRI and GALIC have separate tax allocation agreements with American Financial Corporation ("AFC"), a subsidiary of AFG, which designate how tax payments are shared by members of the tax group. In general, both companies compute taxes on a separate return basis. GALIC is obligated to make payments to (or receive benefits from) AFC based on taxable income or loss without regard to temporary differences. If GALIC's taxable income (computed on a statutory accounting basis) exceeds a current period net operating loss of GAFRI, the taxes payable or recoverable by GALIC associated with the excess are payable to or receivable from AFC. If the AFC tax group utilizes any of GAFRI's net operating losses or deductions that originated prior to GAFRI's entering AFC's consolidated tax group, AFC will pay to GAFRI an amount equal to the benefit received.

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

      Stock-Based Compensation As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", GAFRI accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."




                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


      Benefit Plans GAFRI sponsors an Employee Stock Ownership Retirement Plan ("ESORP") covering all employees who are qualified as to age and length of service. The ESORP, which invests primarily in securities of GAFRI, is a trusteed, noncontributory plan for the benefit of the employees of GAFRI and its subsidiaries. Contributions are discretionary by the directors of GAFRI and are charged against earnings in the year for which they are declared. Qualified employees having vested rights in the plan are entitled to benefit payments at age 60.

      GAFRI and certain of its subsidiaries provide certain benefits to eligible retirees. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

      Start-Up Costs   Prior to 1999, certain costs associated with
      introducing new products and distribution channels had been deferred and amortized on a straight-line basis over five years. In 1999, GAFRI implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP required that (i) costs of start-up activities be expensed as incurred and(ii) unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, GAFRI expensed previously capitalized start-up costs of $4.7 million (net of tax) or $0.11 per diluted share, effective January 1, 1999.

      Derivatives   The Financial Accounting Standards Board issued SFAS No.
      133, "Accounting for Derivative Instruments and Hedging Activities," during the second quarter of 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities and must be implemented no later than January 1, 2001. SFAS No. 133 requires the recognition of all derivatives (both assets and liabilities) in the balance sheet at fair value. Changes in fair value of derivative instruments are included in current income or as a component of comprehensive income (outside current income) depending on the type of derivative. Implementation of SFAS No. 133 is not expected to have a material effect on GAFRI's financial position or results of operations.

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



                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   C. Acquisitions and Sale of Subsidiaries

      In October 1999, GAFRI acquired United Teacher Associates Insurance Company for $81 million in cash, pending post-closing adjustments under which GAFRI may receive as much as several million dollars.

      In July 1999, GAFRI acquired Consolidated Financial Corporation, an insurance agency, for approximately $21 million in cash.

      In February 1999, GAFRI acquired Great American Life Insurance Company of New York (formerly known as Old Republic Life Insurance Company of New York) for approximately $27 million in cash.

   D. Segments of Operations

      GAFRI operates in three major segments: (i) retirement products, (ii) life, accident and health insurance and (iii) corporate and other. GAFRI's retirement product companies sell tax-deferred annuities to employees of primary and secondary educational institutions, hospitals
      and in the non-qualified markets.   Approximately one-fourth of GAFRI's
      retirement annuity premiums came from California in the first six months of 2000. No other state accounted for more than 10% of premiums. Sales from GAFRI's top two Managing General Agencies accounted for one-seventh of retirement annuity premiums in the first six months of 2000.

      GAFRI's life, accident and health businesses sell various forms of life and supplemental health products in the United States and Puerto Rico. Sales in Puerto Rico accounted for approximately 25% of GAFRI's life, accident and health premiums in the first six months of 2000.

      Corporate and other consists primarily of GAFRI (parent) and AAG
      Holding.


                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   The following table shows GAFRI's revenues and operating profit (loss) by significant business segment (in millions):


                                           Three months ended Six months ended
                                                 June 30,          June 30,
                                                2000   1999       2000   1999

   Revenues
    Retirement products                       $119.7 $113.9     $235.1 $225.8
    Life, accident & health:
      U.S.                                      52.9   21.8      104.7   42.3
      Puerto Rico                               14.4   13.3       29.0   27.1
    Corporate and other                          2.0    3.0        4.3    6.3
      Total operating revenues                 189.0  152.0      373.1  301.5

    Realized gains (losses)                     (0.8)  (2.3)      (3.7)   1.7
      Total revenues per statement
        of operations                         $188.2 $149.7     $369.4 $303.2


   Operating profit (loss) - pretax
    Retirement products                       $ 39.1 $ 29.4     $ 72.3 $ 60.7
    Life, accident & health:
      U.S.                                      (1.6)   1.9        0.9    4.1
      Puerto Rico                                2.2    2.4        4.2    4.3
    Corporate and other                        (12.5)  (5.0)     (24.2) (13.7)
      Pretax earnings from operations           27.2   28.7       53.2   55.4

    Provision for litigation costs             (32.5)    -       (32.5)    -
    Realized gains (losses)                     (0.8)  (2.3)      (3.7)   1.7
      Total pretax income (loss) per
         statement of operations             ($  6.1)$ 26.4     $ 17.0 $ 57.1



                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   E. Investment in Affiliate

      Investment in affiliate reflects GAFRI's 4% ownership (2.7 million shares; carrying value of $13.8 million at June 30, 2000) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 32% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

      The market value of GAFRI's investment in Chiquita was approximately $11 million at June 30, 2000 and $13 million at December 31, 1999.

   F. Unamortized Insurance Acquisition Costs

      Unamortized insurance acquisition costs consisted of the following (in millions):

                                                      June 30, December 31,
                                                         2000         1999

         Deferred policy acquisition costs             $492.7       $435.7
         Present value of future profits acquired       111.3        115.1
         Unearned revenues                             (150.0)      (144.6)
                                                       $454.0       $406.2

   G. Notes Payable

      Notes payable consisted of the following (in millions):

                                                      June 30, December 31,
                                                         2000         1999

         Direct obligations of GAFRI                   $  2.1       $  2.2
         Obligations of AAG Holding
         (guaranteed by GAFRI):
           6-7/8% Senior Notes due 2008                 100.0        100.0
           Bank Credit Line                              99.0         97.0
         Other subsidiary debt                            1.7          2.1
              Total                                    $202.8       $201.3

      AAG Holding has a floating rate revolving credit agreement with several banks under which it may borrow a maximum of $200 million through September 29, 2000. The maximum amount available reduces quarterly between September 30, 2000 and December 31, 2003. At June 30, 2000, and December 31, 1999, the weighted-average interest rate on amounts borrowed under AAG Holding's bank credit line was 7.34% and 6.76%, respectively.

      At June 30, 2000, scheduled principal payments on debt for the remainder of 2000 and the subsequent five years were as follows (in millions):

                        2000     2001      2002     2003     2004  2005
                        $0.5     $0.7     $37.7    $62.6     $0.2  $0.2



                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

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

                                                                  Optional
Date of        Issue                                              Redemption
Issuance       (Maturity Date)       6/30/00         12/31/99        Dates
November 1996  9-1/4% TOPrS* (2026) $72,912,500     $74,600,000   On or after
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
                                                                  3/1/2007

May 1997       7-1/4% ROPES** (2041) 75,000,000      75,000,000   Prior to
                                                                  9/28/2000
                                                                  and after
                                                                  9/28/2001

               *  Trust Originated Preferred Securities
               ** Remarketed Par Securities

           In the first six months of 2000, GAFRI repurchased $1.7 million of its preferred securities for $1.4 million in cash.

           In the first quarter of 1999, GAFRI repurchased $5.4 million of its preferred securities for $5.5 million in cash.

           GAFRI and AAG Holding effectively provide an unconditional guarantee of the Trusts' obligations.

   I.      Stockholders' Equity

           The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

           At June 30, 2000, there were 4.0 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans. Under the plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

           The change in net unrealized losses on marketable securities for the six months ended June 30 included the following (in millions):

                                       2000           1999
                             Pretax  Taxes    Net   Pretax    Taxes      Net
  Unrealized holding
  losses on securities
  arising during the period ($51.2)  $18.3 ($32.9)  ($170.7) $58.4   ($112.3)

  Reclassification adjustment
  for investment
  losses (gains) realized
  in net income                3.7    (1.3)   2.4      (1.5)   0.5      (1.0)

  Change in net unrealized
  losses on
  marketable securities     ($47.5)  $17.0 ($30.5)  ($172.2) $58.9   ($113.3)



                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   J.      Earnings Per Share

           The number of common shares outstanding used in calculating diluted earnings per share in both the second quarter and first six months of 2000 includes 0.3 million shares compared to 0.7 million shares for the second quarter of 1999 and 0.6 million shares for the first six months of 1999 for the effect of the assumed exercise of GAFRI's stock options.

   K.      Contingencies; Litigation Costs

           In the second quarter of 2000, the Company recorded a charge of $32.5 million for liabilities related to various litigation in which the Company or one of its subsidiaries is a defendant. The charge represents amounts that the Company has already agreed to pay and estimates of the ultimate liability in certain cases not yet finalized. Other than as disclosed in "Legal Proceedings" in Part II of this report, there have been no significant changes to the matters discussed and referred to in Note N "Contingencies" of GAFRI's Annual Report on Form 10K for 1999.

   L.      Additional Information

           Statutory Information of Great American Life Insurance Company Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

                                             June 30, December 31,
                                                2000         1999
                Capital and surplus           $392.2       $403.8
                Asset valuation reserve         61.6         66.5
                Interest maintenance reserve     4.5          9.8

                                         Six months ended June 30,
                                                2000         1999
                Pretax income from operations  $38.2        $19.5
                Net income from operations      29.7         14.8
                Net income                      32.1         15.0

           The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income for the year ended December 31, 1999, GALIC may pay $40.4 million in dividends in 2000 without prior approval. In the first six months of 2000, GALIC paid $20 million in dividends.




                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

                       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations


   GENERAL

   Great American Financial Resources, Inc. ("GAFRI" or "the Company") and its subsidiary, AAG Holding Company, Inc., are organized as holding companies with nearly all of their operations being conducted by their subsidiaries. These companies, however, have continuing expenditures for administrative expenses, corporate services, satisfaction of liabilities in connection with discontinued operations and for the payment of interest and principal on borrowings and stockholder dividends.

   Forward-Looking Statements The Private Securities Litigation Reform Act of 1995 encourages corporations to provide investors with information about the Company's anticipated performance and provides protection from liability if future results are not the same as management's expectations. This document contains certain forward-looking statements that are based on assumptions which management believes are reasonable, but, by their nature, inherently uncertain. Future results could differ materially from those projected. Factors that could cause such differences include, but are not limited to: changes in economic conditions, regulatory actions and competitive pressures. GAFRI undertakes no obligation to update any forward-looking statements.

   IT Initiative In 1999, AFG initiated an enterprise-wide study of its Information Technology ("IT") resources, needs and opportunities (including those of GAFRI). GAFRI expects that the initiative will entail extensive effort and costs and may lead to substantial changes in the area, which should result in significant cost savings, efficiencies and effectiveness in the future. While the costs (most of which will be expensed) will precede any savings to be realized, management expects benefits to greatly exceed the costs incurred, all of which will be funded through available working capital.

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios GAFRI's ratio of earnings to fixed charges before the provision for litigation costs continues to exceed 3 times; its consolidated debt to capital ratio is 27%. Consolidated debt includes the Company's notes payable and its Remarketed Par Securities ("ROPES"). Capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains (losses) on marketable securities).

   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 2000, the capital ratio of GAFRI's principal insurance subsidiary exceeded 4.5 times its authorized control level RBC.

   Sources and Uses of Funds To pay interest and principal on borrowings, obligations related to discontinued manufacturing operations and other holding company costs, GAFRI (parent) and AAG Holding use cash and investments on hand, capital distributions from their principal subsidiary, Great American Life Insurance Company ("GALIC") and bank borrowings. At August 1, 2000, GAFRI (parent) had over $100 million available under its bank credit line. The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings.



   The maximum amount of dividends payable by GALIC during the remainder of 2000 without prior regulatory approval is $20.4 million.



                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Based upon the current level of operations and anticipated growth, GAFRI believes that it will have sufficient resources to meet its liquidity requirements.

   Investments    GAFRI invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at June 30, 2000. GAFRI generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At June 30, 2000, 91% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that the high credit quality of GAFRI's investment portfolio should generate a stable and predictable investment return.

   At June 30, 2000, GAFRI's mortgage-backed securities ("MBSs") portfolio represented approximately one-third of its fixed maturity investments. GAFRI invests primarily in MBSs which have a lower risk of prepayment. In addition, the majority of MBSs held by GAFRI were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

   Approximately 90% of GAFRI's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   RESULTS OF OPERATIONS

   General The comparability of GAFRI's statement of operations is affected by the acquisitions of subsidiaries discussed in Footnote C to its financial statements.

   Net earnings from operations (before realized gains (losses), equity in earnings of affiliate, the provision for litigation costs and an accounting change) for the second quarter and first six months of 2000 were $19.5 million and $38.0 million, respectively, compared to $19.9 million and $38.5 million for the same periods in 1999. On a diluted basis, net earnings from operations (as defined above) were $0.46 per share and $0.89 per share in each of the respective periods.

   Retirement Products    The following table summarizes GAFRI's premiums for
   its retirement annuities (in millions).

                                          Three months ended Six months ended
                                                    June 30,         June 30,
                                                 2000   1999       2000  1999
        Annuity Premiums:
        Single premium fixed rate annuities      $ 65   $ 58       $131  $110
        Flexible premium fixed rate annuities      44     42         85    83
        Single premium variable annuities          72     38        145    73
        Flexible premium variable annuities        19     12         36    24



                                                 $200   $150       $397  $290



                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Sales of annuity products linked to the performance of the stock market (equity-indexed and variable annuities) were more than $38 million higher in the second quarter of 2000 compared to the same period in 1999 and approximately $90 million higher in the first six months of 2000 compared to the same period in 1999.

   Life, Accident and Health Premiums   The following table summarizes GAFRI's
   life, accident and health premiums and benefits as shown in the Consolidated Statement of Operations (in millions).

                                          Three months ended Six months ended
                                                    June 30,         June 30,
                                                 2000   1999       2000  1999
        Premiums
        Life insurance                            $19    $16        $38   $33
        Accident and health insurance              31      8         62    16
                                                  $50    $24        100   $49

        Benefits
        Life insurance                            $15    $12        $30   $27
        Accident and health insurance              22      4         44     8
                                                  $37    $16        $74   $35

   Net Investment Income   Net investment income increased 3% in the second
   quarter and first six months of 2000 compared to the same period in 1999 resulting primarily from higher invested assets due to the acquisition of United Teacher Associates Insurance Company in the fourth quarter of 1999.

   Other Income   The increase in other income reflects an increase in fees
   earned on GAFRI's growing variable annuity and life business, increased surrender fees, revenues from companies acquired in the second half of 1999 and higher revenues from GAFRI's brokerage subsidiary.

   Realized Gains   Individual securities are sold from time to time as market opportunities appear to present optimal situations under GAFRI's investment strategies.

   Equity in Net Earnings of Affiliate   Equity in net earnings of affiliate
   represents GAFRI's proportionate share of the results of Chiquita Brands International. Chiquita reported net income for the second quarter and first six months of 2000 of $12.8 million and $47.4 million, respectively, compared to $7.3 million and $56.0 million in 1999.

   Annuity Benefits   Annuity benefits reflect amounts accrued on annuity
   policyholders' funds accumulated. The majority of GAFRI's fixed rate annuity products permit GAFRI to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread.

   On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated "surrender" interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues an additional liability to provide for expected deaths and annuitizations. Changes in crediting rates, actual surrender and annuitization experience or modifications in actuarial assumptions can affect this accrual.

                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   On immediate annuities (annuities in the pay-out phase), interest is credited based on discount rates used at the time the policies are annuitized. Discount rates are generally based on interest rates in effect at annuitization.

   Insurance Acquisition Expenses   Insurance acquisition expenses include
   amortization of deferred policy acquisition costs ("DPAC") as well as commissions on sales of life insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $6.4 million in the first six months of 2000, up from $2.9 million in the first six months of 1999 due to the October 1999 acquisition of United Teacher Associates Insurance Company.

   Interest and Other Debt Expenses   The increase in interest and other debt
   expenses in the second quarter and first six months of 2000 compared to the same periods in 1999 is due primarily to amounts borrowed to fund acquisitions as well as higher interest rates on GAFRI's bank credit line.

   Provision for Litigation Costs In the second quarter of 2000, the Company recorded a charge of $32.5 million for liabilities related to various litigation in which the Company or one of its subsidiaries is a defendant. The charge represents amounts that the Company has already agreed to pay and estimates of the ultimate liability in certain cases not yet finalized. The most significant case included in this charge was a class action in which GALIC was a defendant. In June 2000, GALIC executed a Memorandum of Understanding to settle this case. See "Legal Proceedings" in Part II of this report.

   Other Expenses The increase in other expenses reflects primarily the acquisition of companies in the second half of 1999.

   Income Taxes The provision (credit) for income taxes reflects the effect of reductions in the valuation allowance associated with certain deferred tax assets.

   Cumulative Effect of Accounting Change   In the first quarter of 1999, GAFRI
   implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that costs of start-up activities be expensed as incurred and that unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, GAFRI expensed previously capitalized start-up costs of $4.7 million (net of tax) in the first quarter of 1999.


                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


                                      ITEM 1

                                Legal Proceedings

   In June 2000, GALIC entered into a Memorandum of Understanding to settle a purported class action lawsuit in which it was a defendant (Woodward v. Great American Life Insurance Company, Hamilton County Court of Common Pleas, Case No. A9900587, filed February 2, 1999). In the settlement, GALIC agreed to (i) create a fund against which certain former policyholders can submit claims for reimbursement of a portion of surrender charges incurred,
   (ii) record lump-sum credits to certain annuities, and (iii) allow certain annuity holders to transfer their annuity value to other products issued by GALIC or its subsidiaries. The complaint filed in the lawsuit had sought unspecified money damages based on alleged (i) failure of GALIC to allow the tax-free transfer of the annuity value of certain annuities to other product providers, and (ii) misleading disclosures concerning GALIC's interest crediting practices. The Company included a provision for $25 million in the charge for litigation costs taken in the quarter ended June 30, 2000 for the expected cost of this settlement. The settlement is subject to confirmatory discovery and court approval.

                                      ITEM 3

            Qualitative and Quantitative Disclosure About Market Risk

   As of June 30, 2000, there were no material changes to the other information provided in GAFRI's Form 10-K for 1999 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                      ITEM 4

               Submissions of Matters to a Vote of Security Holders

   The Registrant's Annual Stockholders' Meeting was held May 16, 2000. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. All of the nominees for director proposed by the Registrant were elected to the Board of Directors.

   In addition to the election of directors, stockholders (representing approximately 90% of the voting shares) also voted to approve an amendment to the Registrant's Certificate of Incorporation to change the Company's name to Great American Financial Resources, Inc. (Proposal 2.)

   The votes cast for, against, and the number withheld or abstentions as to each matter voted on at the 2000 Annual Meeting is set forth below:

                                For     Against       Withheld/Abstain
   Election of Directors:
     Carl H. Lindner        37,958,410      NA            17,073
     S. Craig Lindner       37,958,836      NA            16,647
     Robert A. Adams        37,950,508      NA            24,975
     Ronald G. Joseph       37,960,264      NA            15,219
     John T. Lawrence       37,961,058      NA            14,425
     William R. Martin      37,960,666      NA            14,817
     Ronald W. Tysoe        37,954,185      NA            21,298

   Proposal 2               37,953,724   16,946            4,813
   ________________



   NA - Not Applicable


                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


                                      ITEM 6

                         Exhibits and Reports on Form 8-K

   (a) Exhibit 27 - Financial Data Schedule as of June 30, 2000. For submission in electronic filing only.

   (b)   Report on Form 8-K - None





   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                      GREAT AMERICAN FINANCIAL RESOURCES, Inc.


   August 11, 2000                    BY:/s/William J. Maney
                                         William J. Maney
                                         Executive Vice President, Treasurer
                                          and Chief Financial Officer


