Form 10-Q
period 2000-09-30
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2000-11-13
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                              Commission File
   September 30, 2000                                          No. 1-11632



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



   As of November 1, 2000, there were 42,289,406 shares of the Registrant's Common Stock outstanding.

                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)



                                              September 30, December 31,
                                                      2000         1999
   Assets
     Investments:
       Fixed maturities - at market
         (amortized cost - $6,084.8 and $6,073.2) $5,996.8   $5,946.7
       Equity securities - at market
         (cost - $24.7 and $43.6)                     50.6       72.3
       Investment in affiliate                        11.5       12.3
       Mortgage loans on real estate                  24.0       16.0
       Real estate                                    71.7       73.6
       Policy loans                                  214.6      217.2
       Short-term investments                         35.2       80.2
         Total investments                         6,404.4    6,418.3

     Cash                                             38.5       39.4
     Accrued investment income                        96.6       98.0
     Unamortized insurance acquisition costs, net    467.9      406.2
     Deferred taxes on unrealized losses              17.0       27.2
     Other assets                                    240.6      214.4
     Variable annuity assets (separate accounts)     576.5      354.4

                                                  $7,841.5   $7,557.9

   Liabilities and Capital
     Annuity benefits accumulated                 $5,473.1   $5,519.5
     Life, accident and health reserves              587.7      520.6
     Notes payable                                   152.1      201.3
     Payable to affiliates, net                       85.9       69.8
     Accounts payable, accrued expenses and other
       liabilities                                   156.7      147.0
     Variable annuity liabilities
       (separate accounts)                           576.5      354.4
         Total liabilities                         7,032.0    6,812.6

     Mandatorily redeemable preferred securities
       of subsidiary trusts                          217.9      219.6

     Stockholders' Equity:
       Common Stock, $1 par value
         -100,000,000 shares authorized
         - 42,289,406 and 42,374,086 shares
           outstanding                                42.3       42.4
       Capital surplus                               348.5      349.7
       Retained earnings                             232.5      186.5
       Unrealized losses on marketable securities,
         net                                         (31.7)     (52.9)
         Total stockholders' equity                  591.6      525.7

                                                  $7,841.5   $7,557.9

                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)

                                           Three months ended Nine months ended
                                                September 30,    September 30,
                                                  2000   1999      2000   1999



   Revenues:
     Life, accident and health premiums         $ 66.5 $ 25.2    $166.1 $ 73.9
     Net investment income                       129.5  128.7     379.3  371.5
     Realized gains (losses) on investments       18.5   (5.9)     14.8   (4.2)
     Other income                                 12.6    7.9      36.3   17.9
                                                 227.1  155.9     596.5  459.1
   Costs and Expenses:
     Annuity benefits                             72.2   66.4     203.8  195.0
     Life, accident and health benefits           50.7   17.3     124.3   52.2
     Insurance acquisition expenses               16.8   11.2      50.8   29.9
     Trust preferred distribution requirement      4.6    4.7      13.8   13.9
     Interest and other debt expenses              3.6    3.4      10.9    8.5
     Provision for litigation costs                 -      -       32.5     -
     Other expenses                               32.2   29.3      96.4   78.9
                                                 180.1  132.3     532.5  378.4

   Operating earnings before income taxes         47.0   23.6      64.0   80.7
   Provision for income taxes                     15.0    7.2      17.5   24.7

   Net operating earnings                         32.0   16.4      46.5   56.0

   Equity in earnings (loss) of affiliate,
     net of tax                                   (1.5)  (1.0)     (0.5)   0.2

   Income before accounting change                30.5   15.4      46.0   56.2
   Cumulative effect of accounting change,
     net of tax                                     -      -         -    (4.7)

   Net Income                                   $ 30.5 $ 15.4    $ 46.0 $ 51.5

   Basic earnings per common share:
     Income before accounting change             $0.72  $0.36     $1.09  $1.32
     Accounting change                              -      -         -   (0.11)
     Net income                                  $0.72  $0.36     $1.09  $1.21


   Diluted earnings per common share:
     Income before accounting change             $0.72  $0.35     $1.08  $1.30
     Accounting change                              -      -         -   (0.11)
     Net income                                  $0.72  $0.35     $1.08  $1.19

   Average number of common shares:
     Basic                                        42.3   42.4      42.3   42.4
     Diluted                                      42.8   43.1      42.7   43.1

                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)

                                                  Nine months ended
                                                      September 30,
                                                    2000       1999
   Common Stock:
     Balance at beginning of period               $ 42.4     $ 42.6
     Common Stock retired                           (0.1)      (0.2)
       Balance at end of period                   $ 42.3     $ 42.4


   Capital Surplus:
     Balance at beginning of period               $349.7     $354.1
     Common Stock issued                             0.6        0.5
     Common Stock retired                           (1.8)      (4.6)



       Balance at end of period                   $348.5     $350.0



   Retained Earnings:
     Balance at beginning of period               $186.5     $131.9
     Net income                                     46.0       51.5
       Balance at end of period                   $232.5     $183.4


   Unrealized Gains (Losses), Net:
     Balance at beginning of period              ($ 52.9)    $160.1
     Change during period                           21.2     (162.8)
       Balance at end of period                  ($ 31.7)   ($  2.7)





   Comprehensive Income (Loss):
     Net income                                   $ 46.0     $ 51.5
     Other comprehensive income (loss)
       - change in net unrealized losses
       on marketable securities                     21.2     (162.8)
       Comprehensive income (loss)                $ 67.2    ($111.3)

                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                      Nine months ended
                                                          September 30,
                                                         2000      1999
   Cash Flows from Operating Activities:
     Net income                                        $ 46.0    $ 51.5
     Adjustments:
       Cumulative effect of accounting change              -        4.7
       Equity in (earnings) loss of affiliate,
         net of tax                                       0.5      (0.2)
       Increase in life, accident and health reserves    67.1      27.6
       Benefits to annuity policyholders                203.8     195.0
       Amortization of insurance acquisition costs       50.8      29.9
       Depreciation and amortization                      6.8       5.5
       Realized (gains) losses on investments           (14.8)      4.2
       Increase in insurance acquisition costs         (106.8)    (87.0)
       Other, net                                        (4.5)     13.7
                                                        248.9     244.9

   Cash Flows from Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments                      (580.8) (1,081.4)
       Equity securities                                 (3.1)     (6.3)
       Real estate, mortgage loans and other assets     (12.5)    (38.8)
     Purchase of subsidiaries                              -      (47.7)
       Cash and short-term investments of acquired
         subsidiaries                                      -       31.2
     Maturities and redemptions of fixed maturity
       investments                                      281.6     477.3
     Sales of:
       Fixed maturity investments                       296.4     492.9
       Equity securities                                 20.8      10.5
       Real estate, mortgage loans and other assets       1.1      39.3
     Decrease in policy loans                             2.5       3.3
                                                          6.0    (119.7)



   Cash Flows from Financing Activities:
     Fixed annuity receipts                             359.9     330.7
     Annuity surrenders, benefits and withdrawals      (564.5)   (518.7)
     Net transfers to variable annuity assets           (44.3)    (13.6)
     Additions to notes payable                           2.0      69.1
     Reductions of notes payable                        (51.2)     (0.6)
     Issuance of Common Stock                             0.6       0.5
     Retirement of Common Stock                          (1.9)     (4.8)
     Repurchase of trust preferred securities            (1.4)     (5.5)
                                                       (300.8)   (142.9)

   Net decrease in cash and short-term investments      (45.9)    (17.7)
   Beginning cash and short-term investments            119.6     133.0
   Ending cash and short-term investments              $ 73.7    $115.3

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

      American Financial Group, Inc. ("AFG") and its subsidiaries owned 83% of GAFRI's Common Stock at November 1, 2000.

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

      Life, Accident and Health Reserves Liabilities for future policy benefits under traditional life, accident and health policies are computed using the net level premium method. Computations are based on anticipated investment yields,

                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves established for accident and health claims are modified as necessary to reflect actual experience and developing trends.

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

   D. Segments of Operations

      GAFRI operates in three major segments: (i) retirement products, (ii) life, accident and health insurance and (iii) corporate and other. GAFRI's retirement product companies sell tax-deferred annuities to employees of primary and secondary educational institutions, hospitals
      and in the non-qualified markets.   Approximately one-fourth of GAFRI's
      retirement annuity premiums came from California in the first nine months of 2000. No other state accounted for more than 10% of premiums. Sales from GAFRI's top two Managing General Agencies accounted for one-seventh of retirement annuity premiums in the first nine months of 2000.

      GAFRI's life, accident and health businesses sell various forms of life and supplemental health products in the United States and Puerto Rico. Sales in Puerto Rico accounted for approximately one-fifth of GAFRI's life, accident and health premiums in the first nine months of 2000.

      Corporate and other consists primarily of GAFRI (parent) and AAG
      Holding.

                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

      The following table shows GAFRI's revenues and operating profit (loss) by significant business segment (in millions):

                                         Three months ended  Nine months ended
                                              September 30,      September 30,
                                                2000   1999       2000    1999

       Revenues
       Retirement products                    $121.4 $123.7     $356.5  $349.5
       Life, accident & health:
         U.S.                                   70.3   18.8      175.0    61.1
         Puerto Rico                            14.7   13.8       43.7    40.9
       Corporate and other                       2.2    5.5        6.5    11.8
         Total operating revenues              208.6  161.8      581.7   463.3

       Realized gains (losses)                  18.5   (5.9)      14.8    (4.2)
         Total revenues per income statement  $227.1 $155.9     $596.5  $459.1


       Operating profit (loss) - pretax
       Retirement products                    $ 36.8 $ 33.4     $109.1 $ 94.1
       Life, accident & health:
         U.S.                                    2.3    1.3        3.2    5.4
         Puerto Rico                             2.5    2.3        6.7    6.6
       Corporate and other                     (13.1)  (7.5)     (37.3) (21.2)
         Pretax earnings from operations        28.5   29.5       81.7   84.9

       Provision for litigation costs             -      -       (32.5)    -
       Realized gains (losses)                  18.5   (5.9)      14.8   (4.2)
         Total pretax income per
            income statement                  $ 47.0 $ 23.6     $ 64.0 $ 80.7


   E. Investment in Affiliate

      Investment in affiliate reflects GAFRI's 4% ownership (2.7 million shares; carrying value of $11.5 million at September 30, 2000) of the common stock of Chiquita Brands International which is accounted for under the equity method. AFG and its other subsidiaries own an additional 32% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

      The market value of GAFRI's investment in Chiquita was approximately $8 million at September 30, 2000, $13 million at December 31, 1999, and $5 million at November 1, 2000.
                                        11

                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   F. Unamortized Insurance Acquisition Costs

      Unamortized insurance acquisition costs consisted of the following (in millions):

                                                September 30,December 31,
                                                        2000        1999

          Deferred policy acquisition costs           $513.9      $435.7
          Present value of future profits acquired     101.0       115.1
          Unearned revenues                           (147.0)     (144.6)
                                                      $467.9      $406.2

   G. Notes Payable

      Notes payable consisted of the following (in millions):

                                                September 30,December 31,
                                                        2000        1999

          Direct obligations of GAFRI                 $  2.0      $  2.2
          Obligations of AAG Holding
            (guaranteed by GAFRI):
            6-7/8% Senior Notes due 2008               100.0       100.0
            Bank Credit Line                            48.5        97.0
          Other subsidiary debt                          1.6         2.1
               Total                                  $152.1      $201.3

      AAG Holding has a floating rate revolving credit agreement with several banks under which it may borrow a maximum of $190 million through December 30, 2000. The maximum amount available reduces quarterly through December 31, 2003. At September 30, 2000, and December 31, 1999, the weighted-average interest rate on amounts borrowed under AAG Holding's bank credit line was 7.19% and 6.76%, respectively.


      At September 30, 2000, scheduled principal payments on debt for the remainder of 2000 and the subsequent five years were as follows (in millions):

              2000     2001      2002     2003     2004     2005
              $0.2     $0.7      $0.7    $49.1     $0.2     $0.2

                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

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

                                                                    Optional
   Date of        Issue                                             Redemption
   Issuance       (Maturity Date)          9/30/00       12/31/99   Dates
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

           At September 30, 2000, there were 4.0 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans. Under the plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

           The change in net unrealized losses on marketable securities for the nine months ended September 30 included the following (in millions):

                                       2000                     1999
                              Pretax   Taxes     Net    Pretax  Taxes     Net
     Unrealized holding
     gains (losses) on
     securities arising
     during the period         $46.0  ($15.3)  $30.7   ($253.4) $87.1 ($166.3)

     Reclassification
     adjustment for
     investment losses
     (gains) realized in
     net income                (14.6)    5.1    (9.5)     5.4   (1.9)     3.5

     Change in net unrealized
     losses on marketable
     securities                $31.4  ($10.2)  $21.2  ($248.0) $85.2  ($162.8)

                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

   J.      Earnings Per Share

           The number of common shares outstanding used in calculating diluted earnings per share in the third quarter and first nine months of 2000 includes 0.5 million shares and 0.4 million shares respectfully, compared to 0.7 million shares for both the same periods in 1999 for the effect of the assumed exercise of GAFRI's stock options.

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

   L.      Additional Information

           Statutory Information of Great American Life Insurance Company Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

                                        September 30, December 31,
                                                2000         1999
                Capital and surplus           $392.8       $403.8
                Asset valuation reserve         69.5         66.5
                Interest maintenance reserve     3.0          9.8

                                   Nine months ended September 30,
                                                2000         1999
                Pretax income from operations  $64.1        $38.3
                Net income from operations      50.4         29.5
                Net income                      47.5         29.7

           The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income for the year ended December 31, 1999, GALIC may pay $40.4 million in dividends in 2000 without prior approval. In the first nine months of 2000, GALIC paid $40.0 million in dividends.

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

   IT Initiative In 1999, AFG initiated an enterprise-wide study of its Information Technology ("IT") resources, needs and opportunities (including those of GAFRI). The initiative entails extensive effort and costs and has lead to substantial changes in the area, which should result in significant cost savings, efficiencies and effectiveness in the future. While the costs (most of which will be expensed) precede the expected savings, management expects benefits to greatly exceed the costs incurred, all of which have been and will be funded through available working capital.

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios GAFRI's ratio of earnings to fixed charges before the provision for litigation costs continues to exceed 4 times; its consolidated debt to capital ratio is 23%. Consolidated debt includes the Company's notes payable and its Remarketed Par Securities ("ROPES"). Capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains (losses) on marketable securities).

   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 2000, the capital ratio of GAFRI's principal insurance subsidiary exceeded 4.5 times its authorized control level RBC.

   Sources and Uses of Funds To pay interest and principal on borrowings, obligations related to discontinued manufacturing operations and other holding company costs, GAFRI (parent) and AAG Holding use cash and investments on hand, bank borrowings and capital distributions from their principal subsidiary, Great American Life Insurance Company ("GALIC"). The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings.

   In the third quarter of 2000, GAFRI paid down approximately $50 million of its bank credit line. At September 30, 2000, the Company had over $140 million available under this line.

                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Based upon the current level of operations and anticipated growth, GAFRI believes that it will have sufficient resources to meet its liquidity requirements.

   Investments    GAFRI invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at September 30, 2000. GAFRI generally invests in securities with intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At September 30, 2000, 91% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that the high credit quality of GAFRI's investment portfolio should generate a stable and predictable investment return.

   At September 30, 2000, GAFRI's mortgage-backed securities ("MBSs") portfolio represented approximately one-third of its fixed maturity investments.
   GAFRI invests primarily in MBSs which have a lower risk of prepayment. In addition, the majority of MBSs held by GAFRI were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

   Approximately 90% of GAFRI's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   RESULTS OF OPERATIONS

   General The comparability of GAFRI's income statement is affected by the acquisitions of subsidiaries discussed in Footnote C to its financial statements.

   Net earnings from operations (before realized gains (losses), equity in earnings (loss) of affiliate, the provision for litigation costs and an accounting change) for the third quarter and first nine months of 2000 were $20.0 million and $58.0 million, respectively, compared to $20.2 million and $58.7 million for the same periods in 1999. On a diluted basis, net earnings from operations (as defined above) were $0.47 per share and $1.36 per share in each of the respective periods.

   Retirement Products    The following table summarizes GAFRI's premiums for
   its retirement annuities (in millions).

                                           Three months ended Nine months ended
                                                September 30,    September 30,
                                                  2000   1999      2000   1999
        Annuity Premiums:
        Single premium fixed rate annuities       $ 61   $ 61      $195   $172
        Flexible premium fixed rate annuities       29     28       111    110
        Single premium variable annuities           56     42       201    115
        Flexible premium variable annuities         19     11        55     35
                                                  $165   $142      $562   $432

                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued

   Sales of annuity products linked to the performance of the stock market (equity-indexed and variable annuities) were more than $18 million higher in the third quarter of 2000 compared to the same period in 1999 and approximately $106 million higher in the first nine months of 2000 compared to the same period in 1999.

   Life, Accident and Health Premiums and Benefits   The following table
   summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).




                                           Three months ended Nine months ended
                                                September 30,    September 30,
                                                  2000   1999      2000   1999
        Premiums
        Life insurance                             $20    $17      $ 58    $50
        Accident and health insurance               46      8       108     24
                                                   $66    $25      $166    $74

        Benefits
        Life insurance                             $16    $14      $ 46    $41
        Accident and health insurance               35      3        78     11
                                                   $51    $17      $124    $52

   Net Investment Income   Net investment income increased 1% and 2% in the
   third quarter and first nine months of 2000, respectively, compared to the same period in 1999 due primarily to higher invested assets as a result of the acquisition of United Teacher Associates Insurance Company in the fourth quarter of 1999.

   Other Income   The increase in other income reflects an increase in fees
   earned on GAFRI's growing variable annuity and life business, revenues from companies acquired in the second half of 1999, increased surrender fees and higher revenues from GAFRI's brokerage subsidiary.

   Realized Gains   Individual securities are sold from time to time as market opportunities appear to present optimal situations under GAFRI's investment strategies. Results for the three months ended September 30, 2000, include a pretax gain of $27.2 million resulting from the sale of GAFRI's investment in a company engaged in the production of ethanol. GAFRI's investment was repurchased by the ethanol company, which following the repurchase, became wholly-owned by GAFRI's chairman.

   Equity in Earnings (Loss) of Affiliate   Equity in earnings (loss) of
   affiliate represents GAFRI's proportionate share of the results of Chiquita Brands International. Chiquita reported net income (loss) for the third quarter and first nine months of 2000 of ($53.7 million) and ($6.0 million), respectively, compared to ($36.7 million) and $19.4 million in 1999.

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

   Insurance Acquisition Expenses   Insurance acquisition expenses include
   amortization of deferred policy acquisition costs ("DPAC") as well as commissions on sales of life insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $9.2 million in the first nine months of 2000, up from $4.5 million in the first nine months of 1999 due to the October 1999 acquisition of United Teacher Associates Insurance Company.

   Interest and Other Debt Expenses   The increase in interest and other debt
   expenses in the third quarter and first nine months of 2000 compared to the same periods in 1999 is due primarily to amounts borrowed to fund acquisitions as well as higher interest rates on GAFRI's bank credit line.

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

                  GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


                                      ITEM 1

                                Legal Proceedings

   In June 2000, GALIC entered into a Memorandum of Understanding to settle a purported class action lawsuit in which it was a defendant (Woodward v. Great American Life Insurance Company, Hamilton County Court of Common Pleas, Case No. A9900587, filed February 2, 1999). In the settlement, GALIC agreed to (i) create a fund against which certain former policyholders can submit claims for reimbursement of a portion of surrender charges incurred,
   (ii) record lump-sum credits to certain annuities, and (iii) allow certain annuity holders to transfer their annuity value to other products issued by GALIC or its subsidiaries. The complaint filed in the lawsuit had sought unspecified money damages based on alleged (i) failure of GALIC to allow the tax-free transfer of the annuity value of certain annuities to other product providers, and (ii) misleading disclosures concerning GALIC's interest crediting practices. The Company included a provision for $25 million in the charge for litigation costs taken in the quarter ended June 30, 2000 for the expected cost of this settlement. The settlement is set for a fairness hearing in the trial court on November 29, 2000.

                                      ITEM 3

            Qualitative and Quantitative Disclosure About Market Risk

   As of September 30, 2000, there were no material changes to the other information provided in GAFRI's Form 10-K for 1999 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                      ITEM 6

                         Exhibits and Reports on Form 8-K

   (a) Exhibit 27 - Financial Data Schedule as of September 30, 2000. For submission in electronic filing only.

   (b)   Report on Form 8-K

         Date of Report           Items Reported
         July 6, 2000             Agreement to settle class action lawsuit



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                      GREAT AMERICAN FINANCIAL RESOURCES, Inc.


   November 13, 2000                   BY:/s/William J. Maney
                                         William J. Maney
                                         Executive Vice President, Treasurer
                                          and Chief Financial Officer