Form 10-K405
period 2000-12-31
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2001-03-28
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the Fiscal Year Ended                           Commission File
   December 31, 2000                                   No. 1-11632

                     GREAT AMERICAN FINANCIAL RESOURCES, INC.
                     (formerly American Annuity Group, Inc.)
   Incorporated under                                  IRS Employer I.D.
   the Laws of Delaware                                No. 06-1356481

                  250 East Fifth Street, Cincinnati, Ohio 45202
                                  (513) 333-5300

   Securities Registered Pursuant to Section 12(b) of the Act:
                                                       Name of Each Exchange
       Title of Each Class                             on which Registered
       Great American Financial Resources, Inc.:
       Common Stock, Par Value $1.00 Per Share         New York

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

       Indicate by  check mark if  disclosure of delinquent  filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       As of March 1, 2001, there were 42,304,030 shares of the Registrant's Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates at that date was approximately $137.4 million based upon non-affiliate holdings of 7,244,035 shares and a market price of $18.97 per share.

                       Documents Incorporated by Reference:

       Proxy Statement for the 2001 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).



                     GREAT AMERICAN FINANCIAL RESOURCES, INC.

                              INDEX TO ANNUAL REPORT
                                   ON FORM 10-K
   Part I
                                                                      Page
   Item 1.  Business
            Introduction                                                1
            Annuities                                                   2
            GALIC's Life Operations                                     5
            UTA and Worksite Products                                   5
            Great American Life of Puerto Rico                          6
            Sale of Funeral Services Division                           6
            Investments                                                 6
            Independent Ratings                                         8
            Competition                                                 8
            Regulation                                                  9
            Employees                                                  10
            Foreign Operations                                         10
   Item 2.  Properties                                                 11
   Item 3.  Legal Proceedings                                          12
   Item 4.  Submission of Matters to a Vote of Security Holders         *

   Part II

   Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters                                        13
   Item 6.  Selected Financial Data                                    14
   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      15
   Item 7A. Quantitative and Qualitative Disclosures about
              Market Risk                                              **
   Item 8.  Financial Statements and Supplementary Data                23
   Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                       *
   Part III

   Item 10. Directors and Executive Officers of the Registrant         23
   Item 11. Executive Compensation                                     23
   Item 12. Security Ownership of Certain Beneficial Owners
              and Management                                           23
   Item 13. Certain Relationships and Related Transactions             23

   Part IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                             S-1

   (*)  The response to this item is "none".
   (**) Included in Management's Discussion and Analysis of Financial
        Condition and Results of Operations.




                     GREAT AMERICAN FINANCIAL RESOURCES, INC.

                            FORWARD-LOOKING STATEMENTS


   This Form 10-K, chiefly in Items 1, 3, 5, 7 and 8, contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects", "may", "will", "should", "seeks", "intends", "plans", "estimates", "anticipates" or the negative version of those words or other comparable terminology. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

       changes in economic conditions, including interest rates, performance of securities markets, and the availability of capital;
       regulatory actions;
       changes in legal environment;
       tax law changes;
       availability of reinsurance; and
       competitive pressures.

   Forward-looking statements speak only as of the date made. GAFRI undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.



                                      PART I

                                      ITEM 1

                                     Business

   Introduction

   Great American Financial Resources, Inc. ("GAFRI" or "the Company"), formerly known as American Annuity Group, Inc., which was incorporated as a Delaware corporation in 1987, is an 83%-owned subsidiary of American Financial Group, Inc. ("AFG"). GAFRI is a holding company which markets retirement products, primarily fixed and variable annuities, and various forms of life and supplemental health insurance through the subsidiaries listed below. GAFRI and its subsidiaries employ approximately 1,900 people, including approximately 450 company-employed agents in Puerto Rico.

                                                                   Year
     Subsidiary                                                  acquired
     Great American Life Insurance Company ("GALIC")               1992
     Annuity Investors Life Insurance Company ("AILIC")            1994
     Loyal American Life Insurance Company ("Loyal")               1995
     Great American Life Assurance Company of Puerto Rico ("GAPR") 1997
     United Teacher Associates Insurance Company ("UTA")           1999

   Acquisitions in recent years have supplemented GAFRI's internal growth as the assets of the holding company and its operating subsidiaries have increased from $4.5 billion at the end of 1992 to nearly $8 billion at the end of 2000. Premiums over the last five years were as follows (in millions):

                                                    Premiums*

                                             2000   1999   1998   1997   1996
       Life and Annuity Group
         Annuity                           $  727   $588   $521   $489   $540
         Life                                  52     42     19      3      2
       UTA and Worksite Group
         UTA Life, A&H                        120     -      -      -      -
         UTA Annuities                         19     -      -      -      -
         Worksite Life, Accident and Health    38     35     37     39     41
       GA Life of Puerto Rico                  52     49     48     -      -
                                           $1,008   $714   $625   $531   $583

       * Table does not include premiums of subsidiaries or divisions until their first full year following acquisition or formation. All periods exclude premiums of subsidiaries sold.

   In 1999, GAFRI acquired United Teacher Associates, Consolidated Financial Corporation, and Great American Life Insurance Company of New York. UTA provides retired and active teachers with supplemental health products and retirement annuities, and purchases blocks of insurance policies from other insurance companies. Consolidated Financial is an insurance agency that has been one of the top 10 sellers of GAFRI's annuity products. Great American Life Insurance Company of New York was purchased to facilitate GAFRI's entry into the New York State market.

   In 1998, GAFRI sold its Funeral Services Division. This division included American Memorial Life Insurance Company and Arkansas National Life Insurance Company.


   Annuities

   GAFRI's principal products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). Annuities are long-term retirement savings instruments that benefit from income accruing on a tax-deferred basis. The issuer of the annuity collects premiums, credits interest or earnings on the policy and pays out a benefit upon death, surrender or annuitization. FPDAs are characterized by premium payments that are flexible in both amount and timing as determined by the policyholder. SPDAs are issued in exchange for a one-time lump-sum premium payment.

   The following table (in millions) presents combined financial information of GAFRI's principal annuity operations.


             Generally Accepted Accounting Principles ("GAAP") Basis

                                       2000     1999     1998      1997   1996
     Total assets                    $7,052   $6,657   $6,549    $6,289 $5,942
     Fixed annuity reserves           5,365    5,349    5,396     5,355  5,211
     Variable annuity reserves          534      354      120        37      3
     Stockholder's equity               915      801      862       770    658


                      Statutory Accounting Principles Basis

                                       2000     1999     1998      1997   1996
     Total assets                    $6,620   $6,493   $6,159    $5,977 $5,760
     Fixed annuity reserves           5,536    5,564    5,538     5,469  5,302
     Variable annuity reserves          534      354      120        37      3
     Capital and surplus                363      404      350       317    285
     Asset valuation reserve(a)          77       67       63        65     91
     Interest maintenance reserve(a)      3       10       21        24     25

     Annuity receipts:
       Flexible premium:
         First year                  $   62   $   55   $   45    $   38 $   36
         Renewal                        152      145      149       160    182
                                        214      200      194       198    218
       Single premium                   513      388      327       291    322
          Total annuity receipts     $  727   $  588   $  521    $  489 $  540

     (a)  Allocation of surplus.

   Sales of fixed rate annuities are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level of interest rates; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments and (viii) general economic conditions. Sales of variable and equity-indexed annuities are affected by the performance of the equity markets in addition to the factors above.


   Premiums have increased over the last few years due primarily to the introduction of annuity products linked to the performance of the stock market (variable and equity-indexed annuities). Sales of these products have more than offset the decline in renewal premiums on traditional fixed rate policies.

   Annuity contracts are generally classified as either fixed rate (including equity-indexed) or variable. The following table presents premiums by classification:

     Annuity Premiums                 2000   1999  1998   1997  1996
     Traditional fixed                 50%    55%   72%    83%   98%
     Variable                          43     35    17      9     *
     Equity-indexed                     7     10    11      8     2
                                      100%   100%  100%   100%  100%

     * less than 1%

   With a traditional fixed rate annuity, the interest crediting rate is initially set by the issuer and thereafter may be changed from time to time by the issuer subject to any guaranteed minimum interest crediting rates or any guaranteed term in the policy.

   The Company seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its fixed rate annuities. GAFRI accomplishes this by: (i) offering crediting rates which it has the option to change; (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities.

   All of GAFRI's traditional fixed rate annuities offer a minimum interest rate guarantee of 3% or 4%; the majority permit GAFRI to change the crediting rate at any time (subject to the minimum guaranteed interest rates). In determining the frequency and extent of changes in the crediting rate, GAFRI takes into account the economic environment and the relative competitive position of its products.

   In addition to traditional fixed rate annuities, GAFRI offers variable and equity-indexed annuities. Industry sales of variable annuities have increased substantially over the last ten years as investors have sought to obtain the returns available in the equity markets while enjoying the tax-deferred status of annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder. Premiums directed to the variable options in policies issued by GAFRI are invested in funds maintained in separate accounts managed by various independent investment managers. GAFRI earns a fee on amounts deposited into variable accounts. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case GAFRI earns a spread on amounts deposited.

   An equity-indexed fixed annuity provides policyholders with a crediting rate tied, in part, to the performance of an existing stock market index while protecting them against the related downside risk through a guarantee of principal. GAFRI purchases call options designed to offset substantially all of the increases in the liabilities associated with equity-indexed annuities. GAFRI has adopted guidelines for approving counterparties (option issuers), counterparty selection standards and counterparty credit exposure limits. At December 31, 2000, all counterparties to GAFRI's call options were rated Class 1 (highest) by the National Association of Insurance Commissioners ("NAIC").


   Approximately one-fourth of GAFRI's retirement annuity premiums came from California in 1997 through 2000. No other state accounted for more than 10% of premiums.

   The majority of GAFRI's flexible premium annuities are sold in the qualified markets under section 403(b) or 401(a) of the Internal Revenue Code. In the 403(b) markets employees of certain not-for-profit organizations are eligible to save for retirement through contributions made on a before-tax basis. In the 401(a) markets, both for-profit and not-for-profit organizations are allowed to establish qualified retirement plans, such as 401(k)'s where employees are eligible to save for retirement through contributions made on a before-tax or after-tax basis. Federal income taxes are not payable on pretax contributions or earnings until amounts are withdrawn.

   Over the past several years, the Company's source of new flexible annuity premiums has shifted to variable annuities. In 2000, variable annuities represented over 65% of all first year qualified flexible premiums written by GAFRI compared to just 3% in 1996. Concurrent with this shift in new sales, the Company's renewal premiums on fixed rate flexible premium policies have declined steadily over the past 5 years, as policyholders opted for equity-based investments.

   Sales of GAFRI's single premium annuities have increased over the past several years, driven primarily by increased variable annuity sales. In addition to variable annuities, the Company has developed new fixed rate products with multi-year guarantee periods and certain features designed to assist the elderly. In 2000, sales of single premium annuities represented 70% of total premiums sold compared to 60% in 1996. Variable annuity sales represented almost half of total single premium sales in 2000 compared to 1% in 1996.

   GAFRI distributes its variable annuity products through more than 750 actively producing registered representatives representing approximately 200 broker/dealers. A substantial portion (over one-third in 2000) of GAFRI's variable annuity sales are made through the Company's wholly-owned subsidiary, Great American Advisors, Inc. ("GAA")(formerly AAG Securities, Inc.). GAA is a broker/dealer licensed in all 50 states to sell stocks, bonds, options, mutual funds and variable insurance contracts through independent representatives and financial institutions. GAA also acts as the principal underwriter and distributor for the Company's variable annuity products.

   GAFRI distributes its fixed rate and equity-indexed products primarily through a network of 120 managing general agents ("MGA's") who, in turn, direct more than 1,200 actively producing independent agents. No one MGA represented more than 8% of total annuity premiums in 2000. In addition to the independent insurance agent channel, GAFRI also sells all of its annuity product lines through financial institutions. Sales of annuities from this distribution exceeded 7% of total annuity premiums in 2000.

   GAFRI designs its products with certain provisions to encourage policyholders to maintain their funds with GAFRI for at least five to ten years. Partly due to these features, annuity surrenders have averaged just over 10% of statutory reserves over the past five years.


   Persistency rates reflect the proportion of reserves maintained by the Company and not paid out in the form of surrenders, annuitizations or death benefits. The following table illustrates GALIC's annual persistency rates for its major product groups over the past five years.

                                             Persistency Rates
     Product Group                    2000   1999  1998   1997  1996
     Flexible premium                  87%     89%  88%    89%   90%
     Single premium                    88      89   88     90    92

   Persistency rates are affected by many of the same factors that affect annuity sales. Although the recent stock market and interest rate environment have affected persistency in the Company's fixed rate annuities, management believes that its persistency rate has benefited from the two-tier design of certain of its products. Two account values are maintained for two-tier annuities -- the annuitization (or upper-tier) value and the surrender (or lower-tier) value. The annuitization value is paid upon a policyholder's death or election to annuitize (withdraw funds in a series of periodic payments for at least the minimum number of years specified in the policy). If a lump-sum payment is chosen by the policyholder, the surrender benefit is paid. GALIC's two-tier annuities are particularly attractive to policyholders who intend to accumulate funds to provide retirement income since the annuitization value is accumulated at competitive long-term interest rates. At December 31, 2000, two-tier annuities accounted for less than half of the Company's fixed annuity reserves, compared to approximately 80% at the beginning of 1996.

   In 2000, almost two-thirds of fixed annuity premiums received were on single-tier policies. After the initial surrender charges have been reduced to zero, single-tier annuities carry one value whether the policy is surrendered or annuitized.

   GAFRI is licensed to sell its fixed annuity products in all 50 states; it is licensed to sell its variable products in all states except New Hampshire and Vermont. At December 31, 2000, GAFRI had over 285,000 annuity policies in force.

   GALIC's Life Operations

   In December 1997, GALIC began offering traditional term, universal and whole life insurance products through national marketing organizations. In 2000, GALIC's Life Operations had over 8,500 agents write at least one policy. Through this new distribution channel the Company issued over $8.8 billion gross ($3.3 billion net) face amount of insurance in 2000; at year-end 2000, this division had approximately 115,000 policies and $19 billion gross ($11 billion net) face amount of insurance in force.

   UTA and Worksite Products

   GAFRI sells supplemental insurance products through various subsidiaries and distribution channels. Over the last few years, GAFRI has increased the premiums of these products primarily through acquisitions and new product initiatives.

   Loyal offers a variety of supplemental health and life products. The principal products sold by Loyal include cancer, accidental injury, short-term disability, hospital indemnity, universal life and traditional whole life. Loyal's marketing strategy emphasizes third-party sponsorship, including employers ("worksite") and credit unions, to gain access to the ultimate customer utilizing independent agents.

   In the worksite market, Loyal's products are presented to employees at their place of employment. Premiums are deducted from the employee's paycheck and remitted to Loyal by the employer on a periodic basis.


   In the credit union market, the products are offered with the endorsement of the credit union management. The products are offered to credit union membership through worksite presentations or lobby sales. Premiums are deducted from the individual's credit union account.

   Loyal employs approximately 140 people, primarily in Cincinnati.

   In October 1999, GAFRI acquired UTA. UTA offers a variety of supplemental health products and annuities through independent agents and through its career agency. UTA's principal product offerings are annuities and coverage for Medicare supplement, cancer and long-term care. UTA utilizes endorsements from various state retired teachers associations to sell some of its products.

   UTA also purchases blocks of insurance policies from other insurance companies. During 2000, UTA acquired approximately 50,000 Medicare supplement and cancer policies from various companies.

   UTA employs approximately 175 people in Austin, Texas.

   In late 1999, GALIC began offering long-term care products through independent agents and marketing companies.

   At year-end 2000, GAFRI's operating units writing supplemental insurance products had assets of over $725 million and more than 410,000 policies with annualized premiums in force of $180 million and life insurance in force of $1.6 billion.

   GA Life of Puerto Rico

   GAPR sells in-home service life and supplemental health products through a network of company-employed agents. Ordinary life, cancer, credit and group life products are sold through independent agents. GAPR employs over 600 people in Puerto Rico, including 450 company-employed agents.

   Sale of Funeral Services Division

   In 1998, GAFRI sold its Funeral Services Division for approximately $165 million in cash, realizing a $14.8 million after-tax gain. The Funeral Services Division provided life insurance and annuities to fund pre-arranged funerals, as well as administrative services for pre-arranged funeral trusts. This division included American Memorial Life Insurance Company (acquired in 1995) and Arkansas National Life Insurance Company (acquired in
   1998).

   Investments

   Investments comprise almost 90% of the Company's assets (excluding variable annuity assets) and are the principal source of income. Fixed income investments (consisting of fixed maturity investments, policy loans, mortgage loans and short-term investments) comprise 98% of GAFRI's investment portfolio. Risks inherent in connection with fixed income securities include market price volatility and loss upon default. Factors which can affect the market price of these securities include: (i) changes in market interest rates; (ii) creditworthiness of issuers; (iii) the number of market makers and investors and (iv) defaults by major issuers of securities.

   The Company's investment strategy emphasizes high-quality fixed income securities which management believes should produce a relatively consistent and predictable level of investment income.

   The insurance laws of the domiciliary jurisdiction of each of GAFRI's life insurance subsidiaries govern the types and amounts of investments which are permissible. These rules are designed to ensure the safety and liquidity of the insurers' investment portfolios by placing restrictions on the quality, quantity and diversification of permitted investments.

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio at market value by NAIC designation (and comparable Standard & Poor's Corporation rating) at December 31, 2000.

             NAIC
             Rating Comparable S&P Rating
               1    AAA, AA, A                        72%
               2    BBB                               20
                         Total investment grade       92
               3    BB                                 4
               4    B                                  3
               5    CCC, CC, C                         1
               6    D                                  *
                         Total non-investment grade    8
                         Total fixed maturities      100%

             * less than 1%

   GAFRI's primary investment objective in selecting securities for its fixed maturity portfolio is to optimize interest yields while maintaining an appropriate relationship of maturities between assets and liabilities. The Company invests in bonds that have primarily intermediate-term maturities. This practice provides flexibility to respond to fluctuations in the marketplace.

   At December 31, 2000, the average maturity of GAFRI's fixed maturity investments was approximately six years (including mortgage-backed securities, which had an estimated average life of approximately five and one-half years). The table below sets forth the maturities of the Company's fixed maturity investments based on their market value at December 31, 2000.

             Maturity
             One year or less                          3%
             After one year through five years        25
             After five years through ten years       21
             After ten years                          17
                                                      66
             Mortgage-backed securities               34
                                                     100%

   The following table shows the performance of GAFRI's investment portfolio, excluding equity investments in an affiliate and real estate investments (dollars in millions).

                                                   2000   1999    1998
        Average cash and investments at cost     $6,423 $6,330  $6,488
        Gross investment income                     498    498     507
        Realized gains (losses)                       8     (7)      4

        Percentage earned:
          Excluding realized gains (losses)         7.8%   7.9%    7.8%
          Including realized gains (losses)         7.9%   7.8%    7.9%

   Independent Ratings

   The Company's principal insurance subsidiaries ("Insurance Companies") are rated by Standard & Poor's, A.M. Best, Fitch and Moody's. GALIC is rated A3 (good financial security) by Moody's. Such ratings are generally based on items of concern to policyholders and agents and are not directed toward the protection of investors.

                        Standard
                        & Poor's       A.M. Best         Fitch
             GALIC      A+ (Strong)    A  (Excellent)    AA- (Very high)
             AILIC      A+ (Strong)    A  (Excellent)    AA- (Very high)
             Loyal      A+ (Strong)    A  (Excellent)    AA- (Very high)
             GAPR         Not rated    A  (Excellent)      Not rated
             UTA          Not rated    A- (Excellent)      Not rated

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

   GAFRI's insurance entities also compete in markets other than the sale of tax-deferred annuities. While ratings are an important competitive factor, management believes that these entities can successfully compete in these markets with their respective ratings.

   Although management of GAFRI believes that its Insurance Companies' ratings are very stable, those companies' operations could be materially adversely affected by a downgrade in ratings.

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


   No single insurer dominates the markets in which the Insurance Companies compete. Competitors include: (i) individual insurers and insurance groups;
   (ii) mutual funds and (iii) other financial institutions. In a broader sense, GAFRI's Insurance Companies compete for retirement savings with a variety of financial institutions offering a full range of financial services. Financial institutions have demonstrated a growing interest in marketing investment and savings products other than traditional deposit accounts. Legislation adopted in 1999 substantially eliminated restrictions on affiliations among insurance companies, banks and securities firms. It is too early to predict what impact this legislation will have in the markets in which the Insurance Companies compete.

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


   Many of the Company's other subsidiaries are subject to regulation by various state, federal and other regulatory authorities. Several subsidiaries are insurance agencies and as such are regulated by state insurance departments. Great American Advisors is subject to the rules of the National Association of Securities Dealers, Inc. and the securities laws of the states in which it transacts business. AILIC's variable insurance products are subject to the rules and regulations of the Securities and Exchange Commission and "Blue Sky" laws of the states in which their products are sold.

   Legislation adopted in 1999 substantially eliminated restrictions on affiliations among insurance companies, banks and securities firms. It is too early to predict what impact this legislation will have in the markets in which the insurance companies compete. Another portion of the 1999 legislation obligates insurance companies and other financial services providers to implement programs to protect the confidentiality of customer information. The company does not believe this requirement will have a material impact on its operations.

   Employees

   None of GAFRI's 1,900 employees is represented by a labor union. GAFRI believes that its employee relations are satisfactory.

   Foreign Operations

   In 1998, GAFRI opened an office in Bangalore, India. Employees located at this office perform computer programming and certain back office functions for the Company's insurance operations. Management believes there are sufficient resources available at domestic locations should there be any interruption in the operations at this office and as a result no materially adverse impact would result from any such interruption.

   GAFRI also owns an insurance company in Puerto Rico (see Item 1 - "GA Life of Puerto Rico").


                                     ITEM 2

                                    Properties

   Location

   GAFRI, GALIC and Loyal rent office space in Cincinnati, Ohio totaling approximately 195,000 square feet under leases expiring primarily in 2006 through 2008. Several of the Company's subsidiaries lease marketing and administrative offices in locations throughout the United States.

   GAPR rents office space in Puerto Rico totaling approximately 67,000 square feet under leases expiring primarily in 2004.

   American Data Source India Private Limited, a software development and administrative services subsidiary of GAFRI, rents space in Bangalore, India totaling approximately 33,000 square feet under leases expiring primarily in 2003.

   GAFRI owns a building in Austin, Texas totaling approximately 40,000 square feet, the vast majority of which is used by UTA for its own operations. The remainder of the space is leased to other tenants.

   Management believes that its corporate offices are generally well maintained and adequate for the Company's present needs.

   GAFRI owns facilities related to its former manufacturing operations totaling approximately 200,000 square feet in North Adams, Massachusetts and 60,000 square feet in Longwood, Florida. Space in these facilities is currently being leased to companies using it for manufacturing and other operations.


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

   There are certain other claims involving the Company, including claims relating to the generation, disposal or release into the environment of allegedly hazardous substances. In management's opinion, the outcome of these claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition.

   In March 2000, a jury in Dallas, Texas, returned a verdict against GALIC with total damages of $11.2 million in a lawsuit brought by two former agents of GALIC (Martin v. Great American Life Insurance Company, 191st District Court of Dallas County, Texas, Case No. 96-04843). The Company believes that the verdict was contrary to both the facts and the law and expects to prevail on appeal. The ultimate outcome of this case will not have a material adverse impact on the financial condition of the Company.

   Great American Life Insurance Company ("GALIC") was named a defendant in purported class action lawsuits (Woodward v. Great American Life Insurance Company, Hamilton County Court of Common Pleas, Case No. A9900587, filed February 2, 1999 and Marshak v. Great American Life Insurance Company, Harris County, Texas filed June 18, 1999). Both cases asserted various claims related to GALIC's interest crediting practices on its fixed rate annuities as well as the annuitization feature on such policies. These cases were settled in exchange for a settlement package which provided benefits of $22 million to the class members. The settlement was approved by the trial court in November 2000. The estimated costs of this settlement were included in the year 2000 results.

   UTA was named a defendant in a purported class action lawsuit. (Peggy Berry, et al. v. United Teacher Associates Insurance Company, Travis County District Court, Cause No. GN100461, filed February 11, 2001). The complaint seeks unspecified damages based on the alleged misleading disclosure of UTA's interest crediting practices on its fixed rate annuities. The Company believes that UTA has meritorious defenses but it is not possible to predict the ultimate impact of this action on the Company, however, the ultimate outcome of this case should not have a material adverse impact on the financial condition of the Company.

   GAFRI is subject to other litigation and arbitration in the normal course of business. GAFRI is not a party to any material pending litigation or arbitration.



                                     PART II

                                      ITEM 5

                      Market for Registrant's Common Equity
                         and Related Stockholder Matters

   GAFRI's Common Stock is listed and traded principally on the New York Stock Exchange ("NYSE") under the symbol GFR. On March 1, 2001, there were approximately 6,200 holders of record of Common Stock. The following table sets forth the range of high and low sales prices for the Common Stock on the NYSE Composite Tape.

                                     2000                 1999
                                 High      Low        High      Low
     First quarter             $17.94   $14.94      $24.50   $21.13
     Second quarter             18.00    15.00       24.50    21.19
     Third quarter              20.63    17.00       25.00    21.50
     Fourth quarter             19.13    17.50       21.63    15.63

   The Company paid annual common dividends of $.10 per share in 2000 and 1999. Although no future dividend policy has been determined, management believes the Company will continue to have the capability to pay similar dividend amounts.

   At March 1, 2001, approximately 83% of GAFRI's Common Stock was beneficially owned by AFG.


                                      ITEM 6

                             Selected Financial Data

   The following financial data has been summarized from, and should be read in conjunction with, the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data reflects the acquisitions of GAPR in December 1997 and United Teacher Associates in October 1999 and the sale of the Funeral Services Division in September 1998 (in millions, except per share amounts).


                                      2000     1999     1998     1997     1996
   Income Statement Data:
   Total revenues                   $824.3   $661.5   $746.4   $636.3   $579.5

   Operating earnings before
     income taxes                   $ 81.1   $ 92.0   $143.9   $103.4   $ 80.7

   Income from continuing
     operations                     $ 53.9   $ 63.5   $ 97.5   $ 71.4   $ 61.1
   Extraordinary items                  -        -      (0.8)    (1.5)    (6.0)
   Cumulative effect of
     accounting changes                0.8     (4.7)      -        -        -
   Net income                       $ 54.7   $ 58.8   $ 96.7   $ 69.9   $ 55.1

   Basic earnings per common
     share:
     Continuing operations           $1.27    $1.50    $2.27    $1.63    $1.39
     Extraordinary items                -        -     (0.02)   (0.03 )  (0.14)
     Accounting changes               0.02    (0.11)      -        -        -
     Net income                      $1.29    $1.39    $2.25    $1.60    $1.25

   Diluted earnings per common
     share:
     Continuing operations           $1.26    $1.48    $2.23    $1.61    $1.39
     Extraordinary items                -        -     (0.02)   (0.03)   (0.14)
     Accounting changes               0.02    (0.11)      -        -        -
     Net income                      $1.28    $1.37    $2.21    $1.58    $1.25

   Cash dividends per common
     share                           $0.10    $0.10    $0.10    $0.10    $0.08

   Balance Sheet Data at
     year-end:
   Total assets                   $7,975.9 $7,530.7 $7,190.4 $7,710.3 $7,024.1
   Notes payable                     151.9    201.3    131.0    135.8    114.9
   Mandatorily redeemable
     preferred securities of
     subsidiary trusts               217.9    219.6    225.0    225.0     75.0
   Net unrealized gains (losses)
     included in stockholders'
     equity                           43.9    (52.9)   160.1    133.2     61.8
   Total stockholders' equity        671.7    525.7    688.7    583.9    486.5


                                      ITEM 7

                       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations

   Please refer to "Forward-Looking Statements" following the index in front of this Form 10-K.

   General

   Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of the financial condition and results of operations of Great American Financial Resources, Inc. ("GAFRI" or "the Company"). This discussion should be read in conjunction with the financial statements beginning on page F-1.

   GAFRI and its subsidiary, AAG Holding Company, Inc., are organized as holding companies with nearly all of their operations being conducted by their subsidiaries. These companies, however, have continuing expenditures for administrative expenses, corporate services and for the payment of interest and principal on borrowings and stockholder dividends.

   IT Initiative   In 1999, American Financial Group, Inc. ("AFG") initiated an enterprise-wide study of its information technology ("IT") resources, needs and opportunities (including those of GAFRI). The initiative entails extensive effort and costs and has led to substantial changes in the area, which should result in significant cost savings, efficiencies and effectiveness in the future. While the costs (most of which are being expensed) precede the expected savings, management expects benefits to greatly exceed the costs incurred, all of which have been and will be funded through available working capital.

   Liquidity and Capital Resources

   Ratios The following ratios may be considered relevant indicators of GAFRI's liquidity and are typically presented by GAFRI in its prospectuses and similar documents.

                                           2000     1999     1998
     Earnings to fixed charges              4.3*     4.2**    5.6

     Consolidated debt to capital           23%      27%      23%
     ________________
     * Before litigation costs; after litigation costs the ratio was 3.4 **Before realignment expenses; after realignment expenses the ratio was 3.9

   For purposes of the calculations of consolidated debt to capital, consolidated debt includes the Company's notes payable and its Remarketed Par Securities ("ROPES"). Capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains (losses) on marketable securities).

   The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2000, the capital ratio of each of GAFRI's principal insurance subsidiaries was at least 4.2 times its authorized control level RBC.


   Sources and Uses of Funds   To pay interest and principal on borrowings and
   other holding company costs, GAFRI (parent) and AAG Holding use cash and investments on hand, capital distributions from their principal subsidiary, Great American Life Insurance Company ("GALIC") and bank borrowings. The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC in 2001 without prior regulatory approval is $52.1 million. In 2000, GALIC made $33 million in such payments, net of capital contributions received from AAG Holding.

   In the third quarter of 2000, GAFRI paid down approximately $50 million of its bank credit line. In January 2001, the Company replaced its existing agreement with a $155 million unsecured credit agreement which matures at December 31, 2004. At February 28, 2001, GAFRI (parent) had over $100 million available under its bank credit line.

   During 1999, GAFRI and its subsidiaries used bank borrowings and cash on hand to make acquisitions totalling approximately $130 million and to repurchase $5 million of its preferred securities and $5 million of Common Stock.

   In 1998, GAFRI and AAG Holding retired $128 million of debt (including $24 million held by affiliates) and $15 million of Common Stock using proceeds from a public debt offering and cash on hand.

   GAFRI's sale of its Funeral Services Division in September 1998 netted approximately $165 million in cash ($145 million after-tax). The majority of the proceeds were received by GAFRI's insurance subsidiaries.

   Based upon the current level of operations and anticipated growth, GAFRI believes that it will have sufficient resources to meet its liquidity requirements.

   Investments Insurance laws restrict the types and amounts of investments which are permissible for life insurers. These restrictions are designed to ensure the safety and liquidity of insurers' investment portfolios.

   GAFRI invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at December 31, 2000. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

   The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At December 31, 2000, 92% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that the high credit quality of GAFRI's investment portfolio should generate a stable and predictable investment return.

   At December 31, 2000, GAFRI's mortgage-backed securities ("MBSs") portfolio represented approximately one-third of its fixed maturity investments. GAFRI invests primarily in MBSs which have a lower risk of prepayment. In addition, the majority of MBSs held by GAFRI were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.


   Approximately 90% of GAFRI's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   Uncertainties
        Litigation   In March 2000, a jury in Dallas, Texas, returned a verdict against GALIC with total damages of $11.2 million in a lawsuit brought by two former agents of GALIC. The Company believes that the verdict was contrary to both the facts and the law and expects to prevail on appeal.
   The ultimate outcome of this case will not have a material adverse impact on the financial condition of the Company.

        Exposure to Market Risk Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. GAFRI's exposures to market risk relate primarily to its fixed maturity investment portfolio and annuity contracts which are exposed to interest rate risk and, to a lesser extent, equity price risk. In addition, a portion of GAFRI's long-term debt is also exposed to interest rate risk.

        Fixed Maturity Portfolio   The fair value of GAFRI's fixed maturity
   portfolio is directly impacted by changes in market interest rates. GAFRI's fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities.
   This practice allows flexibility in reacting to fluctuations of interest rates. GAFRI's portfolio is managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. GAFRI uses various actuarial models in an attempt to align the duration of invested assets to the projected cash flows of policyholder liabilities.

   The following table provides information about GAFRI's fixed maturity investments at December 31, 2000 and 1999, that are sensitive to interest rate risk. These tables show (dollars in millions) principal cash flows and related weighted-average interest rates by expected maturity date for each of the five subsequent years and for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBSs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

                  December 31, 2000                December 31, 1999
                      Principal                       Principal
                     Cash Flows  Rate                Cash Flows   Rate
              2001       $  340  8.4%         2000       $  350   7.9%
              2002          419  7.8          2001          390   8.3
              2003          823  7.7          2002          560   8.0
              2004          551  8.0          2003          690   7.6
              2005          688  7.9          2004          670   7.8
              Thereafter  3,330  7.5          Thereafter  3,490   7.7

              Total      $6,151  7.7%         Total      $6,150   7.8%

              Fair Value $6,117               Fair Value $5,947


            Annuity Contracts   Substantially all of GAFRI's fixed rate annuity
   contracts permit GAFRI to change crediting rates (subject to minimum interest rate guarantees of 3% to 4% per annum) enabling management to react to changes in market interest rates and maintain an adequate spread. Projected payments in each of the next five years and for all years thereafter on GAFRI's fixed annuity liabilities at December 31 are as follows (dollars in millions):

                                                                      Fair
           First Second Third Fourth Fifth Thereafter Total Value 2000 $700 $610 $530 $480 $470 $2,754 $5,544 $5,426
   1999      690     620    550     490    440       2,730   5,520   5,371

   Nearly half of GAFRI's fixed annuity liabilities at December 31, 2000, were two-tier in nature in that policyholders can receive a higher amount if they annuitize rather than surrender their policy, even if the surrender period has expired. Current stated crediting rates on GAFRI's principal fixed annuity products range from 3% on equity-indexed annuities (before any equity participation) to over 8% on certain new policies (including first year bonus amounts). GAFRI estimates that its effective weighted-average crediting rate over the next five years will approximate 5%. This rate reflects actuarial assumptions as to: (i) deaths; (ii) the number of policyholders who annuitize and receive higher credited amounts and (iii) the number of policyholders who surrender. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

   GAFRI's equity-indexed fixed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products through the purchase of call options on the appropriate index. The Company's strategy is designed so that an increase in the liabilities due to an increase in the market index will be substantially offset by unrealized gains on the call options. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Annuity benefits includes a charge of $0.2 million during the fourth quarter of 2000 to adjust these derivatives to market at December 31, 2000.

        Debt and Preferred Securities   The following table shows scheduled
   principal payments on fixed rate long-term debt of GAFRI and related weighted-average interest rates for the next five years and for all years thereafter (in millions):

                   December 31, 2000                    December 31, 1999
                       Scheduled                            Scheduled
                       Principal                            Principal
                       Payments Rate                        Payments Rate
   2001 through 2005          *           2000 through 2004        *
   Thereafter             $100.9  6.9%    Thereafter           $101.2  6.9%

   Total                  $103.4  6.8%    Total                $104.3  6.8%

   Fair Value             $ 94.9          Fair Value           $ 94.4


   * Less than $1 million each year

   Under the terms of the Company's new bank credit facility entered into in January 2001, GAFRI and its subsidiaries have no variable-rate debt maturing until December 2004. The weighted-average interest rate on GAFRI's variable-rate debt
                                        18



   was 6.3% at March 1, 2001, 7.3% at December 31, 2000, and 6.8% at December 31, 1999. There were $218 million and $220 million of subsidiary trust preferred securities outstanding at December 31, 2000, and 1999, none of which are scheduled for maturity or mandatory redemption during the next five years; the weighted-average interest rate on these trust securities at both dates was 8.4%.

   Results of Operations

   General The comparability of GAFRI's financial statement is affected by the acquisitions and sale of subsidiaries discussed in Note C to its financial statements.

   Management believes the concept of net operating earnings (or "core" earnings) is helpful in comparing the operating performance of GAFRI with that of similar companies. However, core earnings should not be considered a substitute for net income as an indication of GAFRI's overall performance. The following table (in millions, except per share amounts) compares the Company's core earnings over the past three years.

      GAFRI (Consolidated):                           2000     1999    1998
      Revenues per income statement                 $824.3   $661.5  $746.4
      Less realized losses (gains) on sales of
        investments and subsidiaries                  (7.8)     7.1   (25.6)
          Core operating revenues                    816.5    668.6   720.8

      Expenses per income statement                  743.2    569.5   602.5
      Less provision for litigation costs            (32.5)      -       -
      Less provision for realignment expenses           -     (10.0)     -
          Core operating expenses                    710.7    559.5   602.5

      Core operating earnings before-tax             105.8    109.1   118.3
      Income tax expense                              29.7     32.5    37.7
               Net core operating earnings          $ 76.1   $ 76.6  $ 80.6
               Net core operating earnings per
                 common share (basic)               $ 1.80   $ 1.81  $ 1.87

               Net core operating earnings per
                 common share (diluted)             $ 1.78   $ 1.78  $ 1.84

   The following table summarizes GAFRI's annuity sales (in millions).

                                                      2000     1999    1998

        Annuity Premiums:
        Single premium fixed rate annuities           $277     $230    $260
        Flexible premium fixed rate annuities          150      153     172
        Single premium variable annuities              242      158      67
        Flexible premium variable annuities             78       47      22
                                                      $747     $588    $521

   Sales of annuity products linked to the performance of the stock market (variable and equity-indexed annuities) have continued to increase since 1998. In 1999, this increase helped offset a decrease in sales of traditional fixed rate annuities.

   Life, Accident and Health Premiums and Benefits

   The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

        Premiums                                       2000     1999    1998
        Life and annuity products                      $ 29     $ 22    $ 11
        Supplemental insurance products                 152       50      31
        GA Life of Puerto Rico                           49       47      46
                                                        230      119      88
        Funeral Services Division                         -        -      78
                                                       $230     $119    $166

        Benefits
        Life and annuity products                     $ 23     $ 20     $  8
        Supplemental insurance products                128       42       29
        GA Life of Puerto Rico                          24       24       22
                                                       175       86       59
        Funeral Services Division                        -        -       73
                                                      $175     $ 86     $132

   Life, accident and health premiums and benefits increased in 2000 and 1999 (excluding Funeral Services Division sold in 1998) due primarily to the acquisition of United Teacher Associates ("UTA") in October 1999 and increased sales of traditional life insurance by GALIC's Life Operations.

   Net Investment Income Net investment income decreased 2% in 1999, resulting primarily from a decrease in invested assets due to the sale of the Funeral Services Division.

   Realized Gains Individual securities are sold from time to time as market opportunities appear to present optimal situations under GAFRI's investment strategies. Results for 2000 include a pretax gain of $27.2 million resulting from the sale of GAFRI's investment in a company engaged in the production of ethanol. GAFRI's investment was repurchased by the ethanol company which, following the repurchase, became wholly-owned by GAFRI's Chairman.

   Other Income The increase in other income in 2000 reflects primarily increases in revenues from real estate operations, fees earned on GAFRI's growing variable annuity and life business, increased surrender fees, revenue from companies acquired in the second half of 1999 and higher revenues from GAFRI's brokerage subsidiaries.

   Real Estate Operations GAFRI is engaged in a variety of real estate operations including hotels, an office building and a marina; GAFRI also owns several parcels of land. Revenues and expenses of these operations, including gains on disposal, are included in GAFRI's Consolidated Income Statement as shown below (in millions).
                                                       2000     1999    1998
     Other income                                     $38.3    $28.6   $29.6
     Other expenses                                    31.3     25.6    18.5

   Other income included a pretax gain on the sale of real estate assets of $6.7 million in 1998.

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

   Insurance Acquisition Expenses Insurance acquisition expenses include amortization of deferred policy acquisition costs ("DPAC") as well as commissions on sales of life insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $10.8 million in 2000, $7.7 million in 1999 and $10.6 million in 1998. The increase in insurance acquisition expenses in 2000 is due primarily to the October 1999 acquisition of UTA and increased sales of traditional life insurance by GALIC's Life Operations. The decrease in 1999 reflects the sale of the Funeral Services Division.

   Interest and Other Debt Expenses The increase in interest and other debt expenses in 2000 compared to 1999 and 1998 is due primarily to higher average amounts outstanding as well as higher interest rates on GAFRI's bank credit line.

   Provision for Litigation Costs In the second quarter of 2000, the Company recorded a charge of $32.5 million for liabilities related to various litigation in which the Company or one of its subsidiaries is a defendant. The charge represents amounts that the Company agreed to pay in various settled cases and estimates of the ultimate liability in certain cases not yet finalized. The most significant case included in this charge was a class action in which GALIC was a defendant. The settlement of this case was approved by the court in November 2000. (See Item 3 - "Legal Proceedings").

   Provision for Realignment Expenses In the fourth quarter of 1999, GAFRI recorded a charge for expenses related to realignment within the Company's operating units. The charge was primarily the result of the Company's decision to replace a number of its current computer operating systems with a single system. The charge also included various expenses associated with the elimination in 1999 of redundant positions.

   Other Expenses Other expenses increased 20% in 2000 reflecting primarily the expenses of subsidiaries acquired in the second half of 1999 and an increase in expenses from real estate operations. Other expenses increased 14% in 1999, reflecting: (i) higher personnel costs and consulting expenses (related primarily to expanded year 2000 testing and other system costs);
   (ii) increased costs associated with new business initiatives and acquisitions and (iii) operating expenses of subsidiaries acquired. These increases were partially offset by the absence of expenses resulting from the sale of the Funeral Services Division.

   Income Taxes GAFRI's effective tax rate reflects reductions of the valuation allowance associated with certain deferred tax assets (See Note
   K).

   Equity in Losses of Affiliate Equity in losses of affiliate represents GAFRI's proportionate share of the results of Chiquita Brands International, as well as the writedown in 2000 of GAFRI's investment in Chiquita to market value of approximately $1 per share. Chiquita reported net losses attributable to common shareholders of $112 million, $75.5 million and $35.5 million in 2000, 1999 and 1998, respectively.

   Chiquita's results for 2000 include $20 million in charges and writedowns of production and sourcing assets in its Fresh Produce operations.

   Chiquita's operating income declined in 1999 from 1998 primarily due to weak banana pricing, particularly in Europe as a result of the overallocation of EU banana import licenses early in the year and weakness in demand from Eastern Europe and Russia.

   Chiquita's results for 1998 included pretax writedowns and costs of $74 million as a result of significant damage in Honduras and Guatemala caused by Hurricane Mitch.

   Extraordinary Item The extraordinary item represents GAFRI's loss, net of tax, on retirements of its debt.

   Cumulative Effect of Accounting Changes In the fourth quarter of 2000, GAFRI implemented Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivatives to be recognized in the balance sheet at fair value and that the initial effect of recognizing derivatives at fair value be reported as a cumulative effect of a change in accounting principle. Accordingly, GAFRI recorded income of $0.8 million (net of taxes) reflecting the adoption of SFAS No. 133 in the fourth quarter of 2000.

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

   Recent Accounting Standards   The following accounting standards have been
   implemented by GAFRI in 1999 or 2000. The implementation of these standards is discussed under various subheadings of Note B to the Financial Statements (segment information is discussed in Note D); effects of each are shown in the relevant Notes.

     Accounting                                              Year
             Standard          Subject of Standard    Implemented
             SOP 98-5          Start-Up Costs                1999
             SFAS #133         Derivatives                   2000

   Other standards issued in recent years did not apply to GAFRI or had only negligible effects on GAFRI.

                                     ITEM 7A

            Quantitative and Qualitative Disclosures About Market Risk

   The information required by Item 7A is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.



                                      ITEM 8

                   Financial Statements and Supplementary Data

     PAGE

   Report of Independent Auditors                                  F-1

   Consolidated Balance Sheet:
     December 31, 2000 and 1999                                    F-2

   Consolidated Income Statement:
     Years Ended December 31, 2000, 1999 and 1998                  F-3

   Consolidated Statement of Changes in Stockholders' Equity:
     Years Ended December 31, 2000, 1999 and 1998                  F-4

   Consolidated Statement of Cash Flows:
     Years Ended December 31, 2000, 1999 and 1998                  F-5

   Notes to Consolidated Financial Statements                      F-6

   "Selected Quarterly Financial Data" has been included in Note Q to the Consolidated Financial Statements.

   Please refer to "Forward-Looking Statements" following the index in front of this Form 10-K.



                                     PART III

   The information required by the following Items will be included in GAFRI's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year-end and is herein incorporated by reference:

   ITEM 10              Directors and Executive Officers of the Registrant


   ITEM 11              Executive Compensation


   ITEM 12              Security Ownership of Certain Beneficial Owners
                          and Management


   ITEM 13              Certain Relationships and Related Transactions

                          REPORT OF INDEPENDENT AUDITORS

   Board of Directors
   Great American Financial Resources, Inc.

   We have audited the accompanying consolidated balance sheet of Great American Financial Resources, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great American Financial Resources, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                     Ernst & Young LLP


   Cincinnati, Ohio
   February 9, 2001



            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                                       December 31,
                                                      2000      1999
   Assets
     Investments:
       Fixed maturities - at market
        (amortized cost - $6,088.0 and $6,073.2)  $6,117.1  $5,946.7
       Equity securities - at market
         (cost - $30.5 and $43.6)                     67.9      72.3
       Investment in affiliate                         2.7      12.3
       Mortgage loans on real estate                  24.4      16.0
       Real estate                                    72.2      73.6
       Policy loans                                  213.5     217.2
       Short-term investments                         49.5      80.2
         Total investments                         6,547.3   6,418.3

     Cash                                             38.0      39.4
     Accrued investment income                        99.2      98.0
     Unamortized insurance acquisition costs, net    487.9     406.2
     Other assets                                    269.8     214.4
     Variable annuity assets (separate accounts)     533.7     354.4

                                                  $7,975.9  $7,530.7

   Liabilities and Capital
     Annuity benefits accumulated                 $5,543.7  $5,519.5
     Life, accident and health reserves              599.4     520.6
     Notes payable                                   151.9     201.3
     Payable to affiliates, net                       85.8      69.8
     Deferred taxes on unrealized gains (losses)      22.6     (27.2)
     Accounts payable, accrued expenses and other
       liabilities                                   149.2     147.0
     Variable annuity liabilities
       (separate accounts)                           533.7     354.4
         Total liabilities                         7,086.3   6,785.4

     Mandatorily redeemable preferred securities
       of subsidiary trusts                          217.9     219.6

     Stockholders' Equity:
       Common Stock, $1 par value
         -100,000,000 shares authorized
         - 42,302,788 and 42,374,086 shares
           outstanding                                42.3      42.4
       Capital surplus                               348.5     349.7
       Retained earnings                             237.0     186.5
       Unrealized gains (losses) on marketable
         securities, net                              43.9     (52.9)
         Total stockholders' equity                  671.7     525.7

                                                  $7,975.9  $7,530.7


    See Notes to Consolidated Financial Statements.

            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED INCOME STATEMENT
                     (In millions, except per share amounts)

                                               Year ended December 31,
                                               2000     1999     1998
   Revenues:
     Life, accident and health premiums      $230.4   $119.1   $165.5
     Net investment income                    495.7    493.3    502.5
     Realized gains (losses) on sales of:
       Investments                              7.8     (7.1)     4.0
       Subsidiaries                              -        -      21.6
     Other income                              90.4     56.2     52.8
                                              824.3    661.5    746.4
   Costs and Expenses:
     Annuity benefits                         278.9    262.6    261.7
     Life, accident and health benefits       175.2     86.4    131.7
     Insurance acquisition expenses            62.3     45.0     65.0
     Trust preferred distribution
       requirement                             18.4     18.6     19.0
     Interest and other debt expenses          13.8     11.9     10.8
     Provision for litigation costs            32.5       -        -
     Provision for realignment expenses          -      10.0       -
     Other expenses                           162.1    135.0    114.3
                                              743.2    569.5    602.5

   Operating earnings before income taxes      81.1     92.0    143.9
   Provision for income taxes                  21.0     26.5     46.1

   Net operating earnings                      60.1     65.5     97.8
   Equity in losses of affiliate, net of tax   (6.2)    (2.0)    (0.3)

   Income before extraordinary item and
     accounting changes                        53.9     63.5     97.5

   Extraordinary item, net of tax                -        -      (0.8)
   Cumulative effect of accounting changes,
     net of tax                                 0.8     (4.7)      -

   Net Income                                $ 54.7   $ 58.8   $ 96.7

   Basic earnings (loss) per common share:
     Income before extraordinary item and
       accounting changes                     $1.27    $1.50    $2.27
     Extraordinary item                          -        -     (0.02)
     Accounting changes                        0.02    (0.11)      -
     Net income                               $1.29    $1.39    $2.25

   Diluted earnings (loss) per common share:
     Income before extraordinary item and
       accounting changes                     $1.26    $1.48    $2.23
     Extraordinary item                          -        -     (0.02)
     Accounting changes                        0.02    (0.11)      -
     Net income                               $1.28    $1.37    $2.21

   Average number of common shares:
     Basic                                     42.3     42.4     43.0
     Diluted                                   42.7     43.0     43.7
   Cash dividends per common share            $0.10    $0.10    $0.10

   See Notes to Consolidated Financial Statements.



            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In millions)


                                               Year ended December 31,
                                               2000     1999     1998
   Common Stock:
     Balance at beginning of year            $ 42.4   $ 42.6   $ 43.2
     Common Stock issued                        0.1       -        -
     Common Stock retired                      (0.2)    (0.2)    (0.6)
       Balance at end of year                $ 42.3   $ 42.4   $ 42.6


   Capital Surplus:
     Balance at beginning of year            $349.7   $354.1   $368.0
     Common Stock issued                        1.0      0.6      0.4
     Common Stock retired                      (2.2)    (5.0)   (14.3)
       Balance at end of year                $348.5   $349.7   $354.1


   Retained Earnings:
     Balance at beginning of year            $186.5   $131.9   $ 39.5
     Net income                                54.7     58.8     96.7
     Common dividends declared                 (4.2)    (4.2)    (4.3)
       Balance at end of year                $237.0   $186.5   $131.9


   Unrealized Gains (Losses), Net:
     Balance at beginning of year           ($ 52.9)  $160.1   $133.2
     Change during year                        96.8   (213.0)    26.9
       Balance at end of year                $ 43.9  ($ 52.9)  $160.1


   Comprehensive Income (Loss):
     Net Income                              $ 54.7   $ 58.8   $ 96.7
     Other comprehensive income (loss)
       - change in net unrealized gains
       (losses) on marketable securities       96.8   (213.0)    26.9
       Comprehensive income (loss)           $151.5  ($154.2)  $123.6

   See Notes to Consolidated Financial Statements.

            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                              Year ended December 31,
                                              2000      1999      1998
   Cash Flows from Operating Activities:
   Net income                             $   54.7  $   58.8  $   96.7
   Adjustments:
     Extraordinary loss on prepayment
       of debt                                  -         -        0.8
     Cumulative effect of accounting
       changes                                (0.8)      4.7        -
     Equity in losses of affiliate, net
       of tax                                  6.2       2.0       0.3
     Increase in life, accident and
       health reserves                        78.8      39.3      47.1
     Benefits to annuity policyholders       278.9     262.6     261.7
     Amortization of insurance
       acquisition costs                      62.3      45.0      55.4
     Depreciation and amortization             6.7       7.2      12.6
     Realized (gains) losses                  (7.8)      7.1     (25.6)
     Increase in insurance acquisition
       costs                                (146.7)   (119.4)   (117.2)
     Other, net                              (18.9)     18.2     (26.5)
                                             313.4     325.5     305.3
   Cash Flows from Investing Activities:
     Purchases of and additional
       investments in:
       Fixed maturity investments           (794.1) (1,435.7) (1,121.9)
       Equity securities                     (10.7)     (7.9)    (23.5)
       Real estate, mortgage loans
         and other assets                    (15.8)    (42.8)    (25.7)
       Purchase of subsidiaries                 -     (128.7)    (31.8)
     Sale of subsidiaries                       -         -      164.6
       Cash and short-term investments
         of subsidiaries acquired (sold)        -       66.1     (18.2)
     Maturities and redemptions of
       fixed maturity investments            392.4     617.6     673.0
     Sales of:
       Fixed maturity investments            374.8     750.4     369.5
       Equity securities                      44.5      11.3       6.3
       Real estate, mortgage loans
         and other assets                      1.6      42.3      20.4
     Decrease in policy loans                  3.7       3.8       1.5
                                              (3.6)   (123.6)     14.2
   Cash Flows from Financing Activities:
     Fixed annuity receipts                  496.8     446.4     480.6
     Annuity surrenders, benefits
       and withdrawals                      (731.9)   (698.2)   (688.2)
     Net transfers to variable annuity
       assets                                (50.5)    (19.5)     (4.7)
     Additions to notes payable                9.6      71.1     150.0
     Reductions of notes payable             (59.0)     (0.8)   (156.1)
     Issuance of Common Stock                  1.1       0.6       0.4
     Retirement of Common Stock               (2.4)     (5.2)    (14.9)
     Repurchase of trust preferred
       securities                             (1.4)     (5.5)       -
     Cash dividends paid                      (4.2)     (4.2)     (4.3)
                                            (341.9)   (215.3)   (237.2)
   Net increase (decrease) in cash and
     short-term investments                  (32.1)    (13.4)     82.3
   Beginning cash and short-term
     investments                             119.6     133.0      50.7
   Ending cash and short-term
     investments                          $   87.5  $  119.6  $  133.0

   See Notes to Consolidated Financial Statements.

            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                  INDEX TO NOTES
   A.  Description of the Company              J.  Stockholders' Equity
   B.  Summary of Significant Accounting       K.  Income Taxes
          Policies                             L.  Leases
   C.  Acquisitions and Sale of                M.  Earnings Per Share
          Subsidiaries                         N.  Contingencies
   D.  Segments of Operations                  O.  Statutory Information
   E.  Investments                             P.  Additional Information
   F.  Investment in Affiliate                 Q.  Quarterly Financial Data
   G.  Unamortized Insurance                         (Unaudited)
         Acquisition Costs
   H.  Notes Payable
   I.  Mandatorily Redeemable Preferred
         Securities of Subsidiary Trusts

   A.  DESCRIPTION OF THE COMPANY

   Great American Financial Resources, Inc. ("GAFRI" or "the Company") formerly known as American Annuity Group, Inc. markets retirement products, primarily fixed and variable annuities, and various forms of life and supplemental health insurance through independent agents, payroll deduction plans, financial institutions and in-home sales.

   American Financial Group, Inc. ("AFG") and its subsidiaries owned 83% of GAFRI's Common Stock at December 31, 2000.

   B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation The accompanying Consolidated Financial Statements include the accounts of GAFRI and its subsidiaries. Certain reclassifications have been made to prior years to conform to the current year's presentation. Acquisitions and sales of subsidiaries have resulted in certain differences in the financial statements and have affected comparability between years. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the Consolidated Financial Statements.

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


            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

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

   Due to Chiquita's announced intention to pursue a plan to restructure its public debt, GAFRI wrote down its investment in Chiquita common stock to market value at December 31, 2000, and may suspend accounting for Chiquita on the equity method pending resolution of the current uncertainty.

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


            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

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

   Life, Accident and Health Premiums and Benefits For traditional life, accident and health products, premiums are recognized as revenue when legally collectible from policyholders. Policy reserves have been established in a manner which allocates policy benefits and expenses on a basis consistent with the recognition of related premiums and generally results in the recognition of profits over the premium paying period of the policies.

   For interest sensitive life and universal life products, premiums are recorded in a policyholder account which is reflected as a liability. Revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and contract expenses. Surrender benefits reduce the account value. Death benefits are expensed when incurred, net of the account value.

   Income Taxes GAFRI and its principal subsidiary, Great American Life Insurance Company ("GALIC"), have separate tax allocation agreements with American Financial Corporation ("AFC"), a subsidiary of AFG, which designate how tax payments are shared by members of the tax group. In general, both companies compute taxes on a separate return basis. GALIC is obligated to make payments to (or receive benefits from) AFC based on taxable income without regard to temporary differences. If GALIC's taxable income (computed on a statutory accounting basis) exceeds a current period net operating loss of GAFRI, the taxes payable by GALIC associated with the excess are payable to AFC. If the AFC tax group utilizes any of GAFRI's net operating losses or deductions that originated prior to GAFRI's entering AFC's consolidated tax group, AFC will pay to GAFRI an amount equal to the benefit received.

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

            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Stock-Based Compensation As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," GAFRI accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

   Derivatives   Effective October 1, 2000 GAFRI implemented SFAS No. 133,
   "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments (including derivative instruments that are embedded in other contracts) and for hedging activities. Prior year financial statements were not restated. SFAS No. 133 generally requires that derivatives (both assets and liabilities) be recognized in the balance sheet at fair value with changes in fair value included in current income. The cumulative effect of implementing SFAS No. 133, which resulted from the initial recognition of GAFRI's derivatives at fair value, was income of $0.8 million or $0.02 per diluted share.

   Derivatives included in GAFRI's balance sheet consist primarily of the equity-based component of certain annuity products (included in annuity benefits accumulated) and call options (included in other assets) used to mitigate the risk imbedded in the equity-indexed annuity products.

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


            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Fair Value of Financial Instruments   Methods and assumptions used in
   estimating fair values are described in Note P to the financial statements. These fair values represent point-in-time estimates of value that might not be particularly relevant in predicting GAFRI's future earnings or cash flows.

   C.  ACQUISITIONS AND SALE OF SUBSIDIARIES

   In 1999, GAFRI acquired United Teacher Associates Insurance Company ("UTA"), Consolidated Financial Corporation, an insurance agency, and Great American Life Insurance Company of New York (formerly known as Old Republic Life Insurance Company of New York) for approximately $129 million in cash.

   In 1998, GAFRI sold its Funeral Services Division for approximately $165 million in cash realizing a $14.8 million after-tax gain. This division had assets of approximately $1 billion as of the sale date.

   D.  SEGMENTS OF OPERATIONS

   GAFRI's life and annuity operations offer fixed and variable annuity products and traditional life insurance products. GAFRI's annuity products are sold through managing general agents and independent agents to employees of primary and secondary educational institutions, hospitals and in the non-qualified markets. Traditional term, universal and whole life insurance products are sold through national marketing organizations. Approximately one-fourth of GAFRI's annuity premiums came from California in 1998 through 2000. No other state accounted for more than 10% of premiums. Sales from GAFRI's top two Managing General Agencies accounted for 7% and 4% of annuity premiums in 2000.

   GAFRI's supplemental insurance businesses (UTA and Loyal) offer a variety of supplemental health and life products. Loyal's marketing strategy emphasizes third- party sponsorship, including employers ("worksite") and credit unions, while UTA offers its products through independent agents.

   GA Life of Puerto Rico sells in-home life and supplemental health products through a network of company-employed agents. Sales in Puerto Rico accounted for more than 20% of GAFRI's life, accident and health premiums in 2000.

   Corporate and other consists primarily of GAFRI (parent), AAG Holding and in 1998, the Funeral Services Division.


            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   The following tables show GAFRI's assets, revenues and operating profit by significant business segment (in millions):

       Assets                                   2000      1999     1998
         Life and annuity products          $6,957.2  $6,600.5 $6,469.8
         Supplemental insurance products(a)    719.6     649.3    376.7
         GA Life of Puerto Rico                212.2     183.2    181.1
         Corporate and other                    84.2      85.4    146.9
         Investment in affiliate                 2.7      12.3     15.9
           Total assets per balance sheet   $7,975.9  $7,530.7 $7,190.4

       Revenues
         Life and annuity products            $555.0    $520.3   $482.8
         Supplemental insurance products(b)    193.3      79.3     59.5
         GA Life of Puerto Rico                 58.7      54.7     53.3
         Corporate and other(c)                  9.5      14.3    125.2
           Total operating revenues            816.5     668.6    720.8

         Realized gains (losses)(d)              7.8      (7.1)    25.6
           Total revenues per income
             statement                        $824.3    $661.5   $746.4

       Operating profit - pretax
         Life and annuity products            $136.5    $120.1   $117.1
         Supplemental insurance products         2.3       6.2     12.9
         GA Life of Puerto Rico                  9.8       9.0      8.2
         Corporate and other                   (42.8)    (26.2)   (19.9)
           Pretax earnings from operations     105.8     109.1    118.3

         Realized gains (losses)(d)              7.8      (7.1)    25.6
         Provision for litigation costs(e)     (32.5)       -        -
         Provision for realignment expenses(f)    -      (10.0)      -
           Total pretax income per income
             statement                        $ 81.1    $ 92.0   $143.9


         (a) Increase in "Supplemental insurance products" assets in 1999 reflects the October 1999 acquisition of UTA.
         (b) Increase in "Supplemental insurance products" revenues in 2000 includes UTA revenues for a full year as opposed to only one quarter in 1999.
         (c) Decrease in "Corporate and other" revenues in 1999 reflects the sale of Funeral Services Division in 1998.
         (d) Includes gain on sale of subsidiaries in 1998.
         (e) Reflects litigation costs for "Life and annuity products"
             ($31.5 million)and "Supplemental insurance products"
             ($1.0 million).
         (f) Reflects realignment expenses for "Life and annuity products" ($1.5 million), "Supplemental insurance products" ($0.4 million) and "Corporate and other" ($8.1 million).

            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   E.  INVESTMENTS

   Fixed maturity investments at December 31, consisted of the following (in millions):

                                                          2000
                                         Amortized    Market   Gross Unrealized
                                              Cost     Value   Gains     Losses

   Fixed maturities:
     U. S. Government and government
       agencies and authorities           $  222.9  $  230.6  $  8.7   ($  1.0)
     States, municipalities and
       political subdivisions                136.9     140.4     4.2      (0.7)
     Foreign governments                      25.6      26.7     1.1         -
     Public utilities                        332.9     332.5     5.2      (5.6)
     Mortgage-backed securities            2,031.6   2,085.1    65.4     (11.9)
     All other corporate                   3,321.9   3,287.4    52.8     (87.3)
     Redeemable preferred stocks              16.2      14.4      -       (1.8)
                                          $6,088.0  $6,117.1  $137.4   ($108.3)


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


   "Investing activities" related to fixed maturity investments included in GAFRI's Consolidated Statement of Cash Flows consisted of the following (in millions):

                                             2000      1999      1998
     Purchases                            ($794.1)($1,435.7)($1,121.9)
     Maturities and paydowns                392.4     617.6     673.0
     Sales                                  374.8     750.4     369.5
     Gross gains                              9.1      21.0      12.3
     Gross losses                           (21.9)    (29.8)     (9.7)


            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   The table below sets forth the scheduled maturities of GAFRI's fixed maturity investments based on market value as of December 31:

                  Maturity                            2000
               One year or less                          3%
               After one year through five years        25
               After five years through ten years       21
               After ten years                          17
                                                        66
               Mortgage-backed securities               34
                                                       100%

   The distribution of maturities based on amortized cost is generally the same. Mortgage-backed securities had an estimated average life of approximately five and one-half years at December 31, 2000.

   At December 31, 2000, GAFRI had no investment in excess of 10% of stockholders' equity except for certain investments guaranteed by the U.S. Government or government agencies.

   At December 31, 2000 and 1999, gross unrealized gains on its marketable equity securities were $39.8 million and $35.7 million, respectively. At December 31, 2000 and 1999, gross unrealized losses were $2.4 million and $7.0 million, respectively. Realized gains and changes in unrealized appreciation on fixed maturity and equity security investments are summarized as follows (in millions):

                                 Fixed      Equity            Tax
                              Maturities Securities  Other  Effects   Total
   2000
   Realized                      ($ 12.8)     $20.8  ($0.2)  ($ 2.7) $  5.1
   Change in unrealized            155.6        8.7     -     (56.0)  108.3

   1999
   Realized                      ($  8.8)     $ 0.2   $1.5    $ 2.5 ($  4.6)
   Change in unrealized           (366.8)      (9.8)    -     129.8  (246.8)

   1998
   Realized                       $  2.6      $ 1.8   $6.3   ($ 3.9) $  6.8
   Change in unrealized             (1.3)     (13.6)    -       6.4    (8.5)

            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Major categories of net investment income were as follows (in millions):

                                            2000     1999      1998
       Fixed maturities*                  $491.5   $492.3    $502.1
       Other                                 6.8      6.1       5.1
         Total investment income           498.3    498.4     507.2
       Investment expenses                  (2.6)    (5.1)     (4.7)
         Net investment income            $495.7   $493.3    $502.5

       * Includes income on fixed maturities, mortgage loans, policy loans and short-term investments.

   GAFRI's investment portfolio is managed by a subsidiary of AFG. Investment expenses included investment management charges from this subsidiary amounting to $1.4 million in 2000, $2.9 million in 1999 and $3.3 million in 1998.

   F.  INVESTMENT IN AFFILIATE

   Investment in affiliate reflects GAFRI's 4% ownership (2.7 million shares) of the common stock of Chiquita Brands International. AFG and its other subsidiaries own an additional 32% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods.

   The market value of GAFRI's investment in Chiquita was approximately $2.7 million and $13 million at December 31, 2000 and 1999, respectively.

   Chiquita's results for 2000 include $20 million in charges and writedowns of production and sourcing assets; 1999 results include a $9 million charge resulting from a workforce reduction program. Operating results for 1998 included $74 million of fourth quarter write-offs and costs resulting from widespread flooding in Honduras and Guatemala caused by Hurricane Mitch.

   In January 2001, Chiquita announced a restructuring initiative that included discontinuing all interest and principal payments on its public debt. If successful, the restructuring would result in the conversion of a significant portion of Chiquita's $862 million in public debt into common equity. As a result, GAFRI recorded a fourth quarter pretax charge of $5.1 million to write down its investment in Chiquita to quoted market value of $1.00 per share at the end of 2000.

   Included in GAFRI's retained earnings at December 31, 2000, was $17.3 million applicable to equity in undistributed net losses of Chiquita.

   G.  UNAMORTIZED INSURANCE ACQUISITION COSTS

   Unamortized insurance acquisition costs consisted of the following at December 31, (in millions):
                                            2000     1999
       Deferred policy acquisition costs  $536.9   $435.7
       Present value of future profits
         acquired                           93.4    115.1
       Unearned revenues                  (142.4)  (144.6)
                                          $487.9   $406.2


            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   A progression of GAFRI's present value of future profits acquired ("PVFP") is as follows (in millions):
                                                      2000     1999   1998
               Beginning balance                    $115.1   $ 59.9 $102.0
               Addition due to acquisitions             -      62.9    3.6
               Reduction due to sale                    -        -   (32.0)
               Interest accrued                        8.3      5.4    6.4
               Amortization                          (19.0)   (13.1) (17.0)
               Other (a)                             (11.0)      -    (3.1)
                                                    $ 93.4   $115.1 $ 59.9

               (a)  Purchase GAAP adjustment for subsidiaries acquired.

   The interest accrual rates used range primarily from 5% to 7%. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 10% of the balance at the beginning of each respective year.

   H.  NOTES PAYABLE

   Notes payable consisted of the following at December 31, (in millions):

                                                               2000   1999
               Direct obligations of GAFRI                   $  2.0 $  2.2
               Obligations of AAG Holding
                 (guaranteed by GAFRI):
                 6-7/8% Senior Notes due 2008                 100.0  100.0
                 Bank Credit Line                              48.5   97.0
               Other subsidiary debt                            1.4    2.1
                   Total                                     $151.9 $201.3

   In January 2001, AAG Holding replaced its existing bank line with a $155 million unsecured credit agreement. Loans under the credit agreement mature on December 31, 2004. At March 1, 2001, the weighted-average interest rate on amounts borrowed under its credit line was 6.31%.

   At December 31, 2000, scheduled principal payments on debt for the subsequent five years, adjusted to reflect the new credit agreement, were as follows (in millions):

                        2001      2002      2003      2004          2005
                        $0.7      $0.7      $0.6     $48.7          $0.2

   At December 31, 2000 and 1999, the weighted-average interest rate on amounts borrowed under AAG Holding's bank credit line was 7.31% and 6.76%, respectively.

   Cash interest payments were $13.2 million in 2000, $11.2 million in 1999 and $10.9 million in 1998.

            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   I.  MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

   Wholly-owned subsidiary trusts of GAFRI issued $225 million of preferred securities and, in turn, purchased a like amount of subordinated debt which provides interest and principal payments to fund the Trusts' obligations. The preferred securities are mandatorily redeemable upon maturity or redemption of the subordinated debt. GAFRI effectively provides an unconditional guarantee of the Trusts' obligations. The three preferred securities issues are summarized as follows:

   Date of
   Issuance  Issue                                           Optional
   November  (Maturity Date)         12/31/00     12/31/99   Redemption Dates
   1996      9-1/4% TOPrS* (2026) $72,912,500  $74,600,000   On or after
                                                              11/7/2001
   March
   1997      8-7/8% Preferred
               Securities (2027)   70,000,000   70,000,000   On or after
                                                              3/1/2007
   May
   1997      7-1/4% ROPES** (2041) 75,000,000   75,000,000   After 9/28/2001

   *  Trust Originated Preferred Securities
   ** Remarketed Par Securities

   In 2000, GAFRI repurchased $1.7 million of its preferred securities for $1.4 million in cash. In 1999, GAFRI repurchased $5.4 million of its preferred securities for $5.5 million in cash.

   Cash payments with respect to the preferred securities were $18.4 million in 2000 and $18.8 million in 1999.

   J.  STOCKHOLDERS' EQUITY

   The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

   GAFRI's dividend paying capability is limited by certain customary debt covenants to amounts based on cumulative earnings and losses, debt ratios and other items.

   The change in net unrealized gains (losses) on marketable securities included the following (in millions):

                                                            2000
                                                Pretax     Taxes       Net
   Unrealized holding gains (losses) on
     securities arising during the period       $154.7    ($52.6)   $102.1
   Reclassification adjustment for
     investment losses (gains) realized
     in net income and unrealized gains
     of subsidiaries sold                         (8.1)      2.8      (5.3)
   Unrealized gain on securities transferred
     from held to maturity                          -         -         -
   Change in net unrealized gains (losses)
     on marketable securities                   $146.6    ($49.8)    $96.8


                                                            1999
                                                Pretax     Taxes       Net
   Unrealized holding gains (losses) on
     securities arising during the period      ($332.3)   $114.2   ($218.1)
   Reclassification adjustment for
     investment losses (gains) realized
     in net income and unrealized gains
     of subsidiaries sold                          7.8      (2.7)      5.1
   Unrealized gain on securities transferred
     from held to maturity                          -         -         -
   Change in net unrealized gains (losses)
     on marketable securities                  ($324.5)   $111.5   ($213.0)


                                                            1998
                                                Pretax     Taxes       Net
   Unrealized holding gains (losses) on
     securities arising during the period       $  6.6   ($  1.0)    $ 5.6
   Reclassification adjustment for
     investment losses (gains) realized
     in net income and unrealized gains
     of subsidiaries sold                        (27.8)      9.7     (18.1)
   Unrealized gain on securities transferred
     from held to maturity                        60.6     (21.2)     39.4
   Change in net unrealized gains (losses)
     on marketable securities                   $ 39.4    ($12.5)    $26.9


            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   At December 31, 2000, there were 4.0 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans. Under the plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

   Data for GAFRI's Stock Option Plan is presented below:

                                                          2000
                                                               Average
                                                              Exercise
                                                    Shares       Price
       Outstanding at beginning of year          2,521,115      $17.10
       Granted                                     650,000      $15.15
       Forfeited                                  (236,100)     $19.32
       Exercised                                   (65,553)     $13.43

       Outstanding at end of year                2,869,462      $16.56

       Options exercisable at year-end           1,454,695      $15.83


                                                          1999
                                                               Average
                                                              Exercise
                                                    Shares       Price
       Outstanding at beginning of year          2,464,080      $16.42
       Granted                                     247,474      $22.81
       Forfeited                                  (159,045)     $16.24
       Exercised                                   (31,394)     $13.25

       Outstanding at end of year                2,521,115      $17.10

       Options exercisable at year-end           1,095,673      $15.30


                                                          1998
                                                               Average
                                                              Exercise
                                                    Shares       Price
       Outstanding at beginning of year          2,178,190      $15.21
       Granted                                     417,000      $22.51
       Forfeited                                   (90,332)     $16.57
       Exercised                                   (40,778)     $13.80

       Outstanding at end of year                2,464,080      $16.42

       Options exercisable at year-end             701,561      $14.43

   The average remaining life of GAFRI's options was 7.2 years at December 31, 2000. The exercise prices of options issued during the year ranged from $15.00 to $17.50 in 2000; $21.73 to $24.25 in 1999 and $22.13 to $24.38 in
   1998.

   No compensation cost has been recognized for stock option grants. Had compensation cost been determined for stock option awards based on the fair values at grant dates consistent with the method prescribed by SFAS No. 123,

   GAFRI's net income (in millions) and earnings per share would have been lower by the following amounts:
                                    2000     1999     1998
           Net income             ($ 2.5)  ($ 3.3)  ($ 3.5)
           Earnings per share     ($0.06)  ($0.07)  ($0.09)

   For SFAS No. 123 purposes, calculations were determined using the Black-Scholes option pricing model and the following assumptions:

                                    2000    1999    1998
           Dividend yield             <1%     <1%     <1%
           Expected volatility        20%     20%     20%
           Expected life (years)     7.5     7.5     7.5
           Risk free interest rates:
             Low                     6.1%    5.0%    4.7%
             High                    6.4%    5.9%    5.7%


            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   K.  INCOME TAXES

   The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Consolidated Income Statement (in millions).

                                                2000     1999     1998
   Earnings before income taxes:
     Operating                                 $81.1    $92.0   $143.9
     Equity in losses of affiliate              (9.5)    (3.0)    (0.4)
     Extraordinary item                           -        -      (1.2)
     Cumulative effect of accounting changes     1.2     (7.2)      -
         Earnings before income taxes          $72.8    $81.8   $142.3

   Tax computed at statutory rate              $25.5    $28.6   $ 49.8

   Effect of:
     Reduction of valuation allowance           (7.0)    (5.3)    (6.6)
     Book basis over tax basis of
       subsidiaries sold                          -        -       2.3
     Other, net                                 (0.3)    (0.3)     0.1
         Total provision (all current)          18.2     23.0     45.6

   Amounts applicable to losses of affiliate     3.3      1.0      0.1
   Amounts applicable to extraordinary item       -        -       0.4
   Amounts applicable to accounting changes     (0.5)     2.5       -
   Provision for income tax as shown in
         Consolidated Income Statement         $21.0    $26.5   $ 46.1

   Included in its consolidated tax provision is tax expense of $3.4 million, $3.2 million and $2.9 million in 2000, 1999 and 1998, respectively, related to GAFRI's operations in Puerto Rico.

   The significant components of deferred tax assets and liabilities, excluding the effects of unrealized gains and losses on marketable securities, included in the Consolidated Balance Sheet were as follows (in millions):

                                                 December 31,
                                                2000     1999
     Deferred tax assets:
       Net operating loss carryforwards        $37.7    $32.1
       Accrued expenses                         14.0     10.0
       Investment securities, including
         affiliate                              42.7     43.4
       Valuation allowance for deferred
         tax assets                            (20.4)   (27.4)

     Deferred tax liabilities:
       Unamortized insurance
         acquisition costs                    (144.4)   (99.9)
       Policyholder liabilities                (15.0)   (38.5)
       Capitalized assets                       (0.6)    (5.1)

   The gross deferred tax asset has been reduced by a valuation allowance based on an analysis of the likelihood of realization. Factors considered in assessing the needs for a valuation allowance include: (i) applicable

            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   statutory carryforward periods and (ii) the likelihood of generating larger amounts of taxable income in the future. The likelihood of realizing this asset is reviewed periodically.

   At December 31, 2000, GAFRI had net operating loss carryforwards for federal income tax purposes of approximately $107 million which are scheduled to expire from 2003 through 2020.

   L.  LEASES

   Future minimum lease payments, net of sublease revenues, under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2000 are payable as follows: 2001 - $5.2 million; 2002 - $5.3 million; 2003 - $5.1 million; 2004 - $4.7 million; 2005 - $3.9 million; 2006 and beyond - $4.7 million.

   Rental expense for operating leases, net of sublease revenues, was $6.0 million in 2000, $5.6 million in 1999 and $4.9 million in 1998.

   M.  EARNINGS PER SHARE

   The number of common shares outstanding used in calculating diluted earnings per share in 2000, 1999 and 1998 include 0.4 million shares, 0.6 million shares and 0.7 million shares, respectively, for the effect of the assumed exercise of GAFRI's stock options.

   N.  CONTINGENCIES

   In March 2000, a jury in Dallas, Texas, returned a verdict against GALIC with total damages of $11.2 million in a lawsuit brought by two former agents of GALIC. The Company believes that the verdict was contrary to both the facts and the law and expects to prevail on appeal. The ultimate outcome of this case will not have a material adverse impact on the financial condition of the Company.

   In 1999, GALIC was named a defendant in purported class action lawsuits seeking unspecified money damages. The settlement of these cases received court approval in November 2000. The cost of this settlement was included in the litigation charge recorded in the second quarter of 2000.

   The Company is continuing its clean-up activities at certain of its former manufacturing operations and third-party sites, in some cases in accordance with consent agreements with federal and state environmental agencies. Changes in regulatory standards and further investigations could affect estimated costs in the future. Management believes that reserves recorded are sufficient to satisfy the known liabilities and that the ultimate cost will not, individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of GAFRI. At December 31, 2000, based on prior costs and discussions with independent environmental consultants, the Company believes the remaining aggregate cost of environmental work at all sites for which it has responsibility will range from $4 million to $11 million. The majority of these costs are expected to be paid out over the next three years. The Company's reserve for environmental costs was $4.6 million at December 31, 2000, and $5.3 million at December 31, 1999.


            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   O.  STATUTORY INFORMATION; RESTRICTIONS ON TRANSFERS OF FUNDS AND ASSETS OF
                  SUBSIDIARIES

   Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

                                                     2000    1999     1998

   Capital and surplus                             $362.5  $403.8   $350.4
   Asset valuation reserve                           75.6    66.5     62.6
   Interest maintenance reserve                       3.3     9.8     20.6

   Pretax income from operations                   $ 78.0  $ 42.4   $111.2
   Net income from operations                        55.2    33.8     99.9
   Net income                                        52.1    34.6     35.6


   The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income at December 31, 2000, GALIC may pay $52.1 million in dividends in 2001 without prior approval.

   Securities owned by insurance subsidiaries having a carrying value of about $132 million at December 31, 2000, were on deposit as required by regulatory authorities.

   P.  ADDITIONAL INFORMATION

   Related Party Transactions   In September 2000, GAFRI's minority ownership
   in a company engaged in the production of ethanol was repurchased by that company for $7.5 million in cash and $21.9 million liquidation value of non-voting redeemable preferred stock. Following the repurchase, GAFRI's Chairman beneficially owned 100% of the ethanol company. In December 2000, the ethanol company retired $3 million of the preferred stock at liquidation value plus accrued dividends and issued an $18.9 million subordinated note in exchange for the remaining preferred stock. The subordinated note bears interest at 12-1/4% with scheduled repayments through 2005. During 1998, the ethanol company borrowed $4.0 million from GAFRI under a subordinated note bearing interest at 14% and paid $6.3 million capital distribution, including $3.1 million to GAFRI.

   GALIC has a line of credit with a company owned by AFG and brothers of GAFRI's Chairman. Under the agreement, this company may borrow up to $8 million at 13%. At December 31, 2000 and 1999, $8 million was due under the credit line.

   Net investment income includes approximately $1 million in 2000, 1999 and 1998 of payments from a subsidiary of AFG for the rental of an office building owned by GALIC. In connection with AFG's IT initiative, approximately 70 of GAFRI's IT employees were transferred to AFG at the end of 1999. In 2000, GAFRI made approximately $8 million in payments to AFG for IT services.


            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



   Fair Value of Financial Instruments The following table shows the carrying value and estimated fair value of GAFRI's financial instruments at December 31 (in millions):

                                             2000                 1999
                                      Carrying Estimated   Carrying Estimated
                                        Value Fair Value     Value Fair Value
   Assets
   Fixed maturity investments         $6,117.1  $6,117.1   $5,946.7  $5,946.7
   Equity securities                      67.9      67.9       72.3      72.3
   Investment in affiliate                 2.7       2.7       12.3      12.7

   Liabilities
   Annuity benefits accumulated       $5,543.7  $5,425.9   $5,519.5  $5,370.6
   Notes payable                         151.9     143.4      201.3     191.4

   Trust preferred securities         $  217.9    $211.2   $  219.6  $  204.7

   Stockholders' equity               $  671.7    $809.0   $  525.7  $  762.7

   When available, fair values are based on prices quoted in the most active market for each security, including GAFRI Common Stock. If quoted prices are not available, fair value is estimated based on present values, discounted cash flows, fair value of comparable securities or similar methods. The fair value of short-term investments, mortgage loans on real estate and policy loans approximate their carrying value. The fair value of the liability for annuities in the payout phase is assumed to be the present value of the anticipated cash flows, discounted at current interest rates. Fair value of annuities in the accumulation phase is assumed to be the policyholders' cash surrender amount. Fair value of stockholders' equity is based on the quoted market price of GAFRI's Common Stock.


            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Unrealized Gains (Losses) on Marketable Securities, Net In addition to adjusting equity securities considered available for sale to fair value, SFAS 115 requires that certain other balance sheet amounts be adjusted to the extent that unrealized gains and losses from securities would result in adjustments had these gains or losses actually been realized. The components of the Consolidated Balance Sheet caption "Unrealized gains (losses) on marketable securities, net" in stockholders' equity are summarized as follows (in millions):

                                               Unadjusted    Effect   Adjusted
                                                  Asset        of       Asset
                                               (Liability) SFAS 115 (Liability)
   2000
   Fixed maturities                              $6,088.0    $29.1   $6,117.1
   Equity securities                                 30.5     37.4       67.9
   Unamortized insurance acquisition
     costs, net                                     487.9       -       487.9
   Annuity benefits accumulated                  (5,543.7)      -    (5,543.7)
   Deferred taxes on unrealized gains                  -     (22.6)     (22.6)
   Unrealized gains (losses)                                 $43.9

   1999
   Fixed maturities                              $6,073.2  ($126.5)  $5,946.7
   Equity securities                                 43.6     28.7       72.3
   Unamortized insurance acquisition
     costs, net                                     401.6      4.6      406.2
   Annuity benefits accumulated                  (5,532.6)    13.1   (5,519.5)
   Deferred taxes on unrealized losses                 -      27.2       27.2
   Unrealized gains (losses)                               ($ 52.9)


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

            GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   Q.  QUARTERLY FINANCIAL DATA (Unaudited)

   Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the seasonal nature of the Company's affiliate and certain other operations and the discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. The following table represents quarterly results of operations for the years ended December 31, 2000 and 1999 (in millions, except per share data).

                                   First   Second      Third   Fourth   Total
   2000                          Quarter  Quarter    Quarter  Quarter    Year
   Realized gains (losses)       ($  2.9) ($  0.8)    $ 18.5  ($  7.0) $  7.8
   Total revenues                  187.0    195.9      236.2    205.2   824.3

   Income (loss) before
     accounting changes             17.4     (1.9)      30.5      7.9    53.9
   Accounting changes                 -        -          -       0.8     0.8
   Net income (loss)                17.4     (1.9)      30.5      8.7    54.7

   Basic earnings (loss) per
     common share:
     Income before accounting
       changes                     $0.41   ($0.04)*    $0.72    $0.18   $1.27
     Accounting changes               -        -          -      0.02    0.02
     Net income (loss)             $0.41   ($0.04)*    $0.72    $0.20   $1.29

   Diluted earnings (loss) per
     common share:
     Income before accounting
       changes                     $0.41   ($0.05)*    $0.72    $0.18   $1.26
     Accounting changes               -        -          -      0 02    0.02
     Net income (loss)             $0.41   ($0.05)*    $0.72    $0.20   $1.28

   Average common shares
     outstanding
     Basic                          42.4     42.3       42.3     42.3    42.3
     Diluted                        42.6     42.6       42.8     42.8    42.7

   1999
   Realized gains (losses)        $  4.0  ($  2.3)   ($  5.9) ($  2.9)($  7.1)
   Total revenues                  157.4    155.6      163.9    184.6   661.5

   Income before accounting
     changes                        22.4     18.4       15.4      7.3**  63.5
   Accounting changes               (4.7)      -          -        -     (4.7)
   Net Income                       17.7     18.4       15.4      7.3**  58.8

   Basic earnings (loss) per
     common share:
     Income before accounting
       changes                     $0.53    $0.43      $0.36    $0.17** $1.50
     Accounting changes            (0.11)      -          -        -    (0.11)
     Net income                    $0.42    $0.43      $0.36    $0.17** $1.39

   Diluted earnings (loss) per
     common share:
     Income before accounting



     changes                       $0.52    $0.43      $0.35    $0.17** $1.48
     Accounting changes            (0.11)      -          -        -    (0.11)
     Net income                    $0.41    $0.43      $0.35    $0.17** $1.37

   Average common shares
     outstanding
     Basic                          42.5     42.4       42.4     42.4    42.4
     Diluted                        43.2     43.1       43.1     42.8    43.0


   * In the second quarter of 2000, GAFRI recorded a $32.5 million ($21.1 million after-tax) litigation charge. Excluding this charge, second quarter 2000 basic and diluted earnings per share would have been $0.50 higher.

   **In the fourth quarter of 1999, GAFRI recorded a $10 million ($6.5 million after-tax) realignment charge. Excluding this charge, fourth quarter 1999 basic and diluted earnings per share would have been $0.15 higher.

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

            For 2000, 1999 and 1998                             Page

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

        3.  Exhibits - See Exhibit Index on Page E-1.

   (b)  Report on Form 8-K:  None



                                       S-1



              GREAT AMERICAN FINANCIAL RESOURCES, INC. - PARENT ONLY
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)


                             Condensed Balance Sheet

                                                     December 31,
   Assets:                                          2000     1999
     Investments:
       Fixed maturities - at market
          (amortized cost - $11.6 and $17.0)      $  9.4   $ 14.6
       Equity securities - at market
          (cost - $0.3 and $2.1)                     0.3      2.1
     Cash and short-term investments                 3.2      1.1
     Investment in affiliate                         2.7     21.3
     Investment in subsidiaries (a)                594.5    420.2
     Note receivable from AAG Holding               94.8     94.8
     Other assets                                   38.6     33.1
                                                  $743.5   $587.2
   Liabilities and Capital:
     Accounts payable, accrued expenses and
       other liabilities                          $ 30.3   $ 26.9
     Payables to affiliates                         39.5     32.4
     Notes payable                                   2.0      2.2
     Stockholders' equity (b)                      671.7    525.7
                                                  $743.5   $587.2

                            Condensed Income Statement

                                                   Year ended December 31,
                                                    2000     1999    1998
   Revenues:
     Net investment income and other income       $ 31.3   $ 32.9  $ 37.5
     Realized gains (losses) on sales of:
       Investments                                  27.6      1.7    (1.5)
       Subsidiaries                                   -        -      4.6
     Equity in undistributed earnings of
       subsidiaries                                 (1.4)    27.9    72.7
     Capital distributions from subsidiaries        42.6     43.7    50.6
                                                   100.1    106.2   163.9
   Costs and Expenses:
     Interest and other financing expenses           0.1      0.1     0.1
     Provision for litigation costs (c)              1.0       -       -
     Provision for realignment expenses (c)           -       2.8      -
     Other expenses                                 17.9     11.3    15.9
                                                    19.0     14.2    16.0

   Operating earnings before income taxes           81.1     92.0   147.9
   Provision for income taxes                       21.0     26.5    47.5

   Net operating earnings                           60.1     65.5   100.4

   Equity in losses of affiliate, net of tax        (6.2)    (2.0)   (2.9)

   Income before extraordinary item and
     accounting changes                             53.9     63.5    97.5

   Extraordinary item, net of tax                     -        -     (0.8)
   Cumulative effect of accounting changes,
     net of tax                                      0.8     (4.7)     -
   Net Income                                     $ 54.7   $ 58.8  $ 96.7

   (a) Includes unrealized gains (losses) of $45.3 million and ($51.3) million in 2000 and 1999, respectively.
   (b) Includes unrealized gains (losses) of $43.9 million and ($52.9) million in 2000 and 1999, respectively.
   (c) Parent only portion of litigation costs in 2000 and realignment expenses in 1999.


                                       S-2



              GREAT AMERICAN FINANCIAL RESOURCES, INC. - PARENT ONLY
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)

                        Condensed Statement of Cash Flows

                                               Year Ended December 31,
                                               2000      1999    1998

   Cash Flows from Operating Activities:
     Net income                               $54.7     $58.8   $96.7
     Adjustments:
       Extraordinary loss on prepayment
         of debt                                 -         -      0.8
       Cumulative effect of accounting
         changes                               (0.8)      4.7      -
       Equity in net earnings of
         subsidiaries                         (18.7)    (44.2)  (76.6)
       Realized (gains) losses                (27.6)     (1.7)    1.5
       Gain on sale of subsidiaries              -         -     (4.6)
       Depreciation and amortization            0.9       1.0     1.4
       Decrease (increase) in other assets     (5.0)     (9.6)    1.1
       Increase (decrease) in balances with
         affiliates                             6.7       3.4    (5.1)
       Increase (decrease) in other
         liabilities                            3.4       5.0    (3.4)
       Capital distributions from
         subsidiaries                          42.6      44.1     8.9
       Contributions to subsidiaries         (103.5)    (51.3)  (61.6)
       Other, net                               1.0      (0.1)    6.2
                                              (46.3)     10.1   (34.7)

   Cash Flows from Investing Activities:
     Purchase of investments                   (2.5)    (47.6)  (59.9)
     Decrease (increase) in intercompany notes
       receivable                              (0.3)     11.3    13.3
     Purchase of subsidiaries                    -      (22.2)     -
     Maturities and redemptions of fixed
       maturity investments                     0.6       3.9    51.4
     Sales of investments                      35.9      55.3    38.2
     Sale of subsidiaries (a)                  20.4        -     10.6
                                               54.1       0.7    53.6

   Cash Flows from Financing Activities:
     Additions to notes payable                 0.1       1.1      -
     Reductions of notes payable               (0.3)     (0.1)   (0.1)
     Issuance of Common Stock                   1.1       0.6     0.4
     Retirement of Common Stock                (2.4)     (5.2)  (14.9)
     Repurchase of trust preferred securities    -       (5.5)     -
     Cash dividends paid                       (4.2)     (4.2)   (4.3)
                                               (5.7)    (13.3)  (18.9)

   Net increase (decrease) in cash and
     short-term investments                     2.1      (2.5)     -
   Beginning cash and short-term investments    1.1       3.6     3.6
   Ending cash and short-term investments     $ 3.2     $ 1.1   $ 3.6


   (a) 2000 amount reflects sale of Consolidated Financial Corporation to GALIC; 1998 amount reflects sale of Funeral Services Division.


                                       S-3



                     GREAT AMERICAN FINANCIAL RESOURCES, INC.
                                INDEX TO EXHIBITS


   Number       Exhibit Description
    3.1  Certificate of Incorporation of Registrant

    3.2  By-laws of Registrant

    4 Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries.

   10.1 Agreement of Allocation of Payment of Federal Income Taxes ("Great American Financial Resources Tax Allocation Agreement"), dated December 31, 1992, between American Financial Corporation and the Registrant incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-2 dated January 7, 1993.

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

   10.5 Common Stock Registration Agreement, dated December 31, 1992, between the Registrant and American Financial Corporation and its wholly-owned subsidiary Great American Insurance Company incorporated herein by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-2 dated January 7, 1993.

   10.6 Common Stock Registration Agreement, dated December 31, 1992 between Chiquita Brands International, Inc. and Great American Life Insurance Company incorporated herein by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-2 dated January 7, 1993.

   12    Earnings to fixed charges.

   21    Subsidiaries of the Registrant.

   23    Consent of Independent Auditors.



                                       E-1



                                    Signatures

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Great American Financial Resources, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.


                                   GREAT AMERICAN FINANCIAL RESOURCES, INC.


   Signed: March 28, 2001          BY:s/CARL H. LINDNER
                                        Carl H. Lindner
                                        Chairman of the Board






   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                         Capacity                   Date


   s/CARL H. LINDNER                  Chairman of the Board      March 28, 2001
     Carl H. Lindner                    of Directors


   s/S. CRAIG LINDNER                 Director and Chief
     S. Craig Lindner                   Executive Officer        March 28, 2001



   s/ROBERT A. ADAMS                  Director                   March 28, 2001
     Robert A. Adams


   s/WILLIAM R. MARTIN                Director*                  March 28, 2001
     William R. Martin


   s/JOHN T. LAWRENCE, III            Director*                  March 28, 2001
     John T. Lawrence, III


   s/RONALD W. TYSOE                  Director*                  March 28, 2001
     Ronald W. Tysoe


   s/WILLIAM J. MANEY                 Executive Vice President,  March 28, 2001
     William J. Maney                   Treasurer and Chief
                                        Financial Officer
                                        (Principal Accounting Officer)

   * Member of Audit Committee