Form 10-Q
period 2001-03-31
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2001-05-11
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2001	Commission File No. 1-11632

GREAT AMERICAN FINANCIAL RESOURCES, INC.

Incorporated under the Laws of Delaware	IRS Employer I.D. No. 06-1356481

250 East Fifth Street, Cincinnati, Ohio 45202
(513) 333-5300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

As of May 1, 2001, there were 42,323,060 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

FINANCIAL INFORMATION

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	March 31,	December 31,
	2001	2000
Assets
Investments:
Fixed maturities - at market
(amortized cost - $6,178.6 and $6,088.0)	$6,290.9	$6,117.1
Equity securities - at market
(cost - $35.1 and $30.5)	59.3	67.9
Investment in affiliate	2.7	2.7
Mortgage loans on real estate	25.1	24.4
Real estate	67.7	72.2
Policy loans	212.0	213.5
Short-term investments	28.4	49.5
Total investments	6,686.1	6,547.3

Cash	3.4	38.0
Accrued investment income	94.1	99.2
Unamortized insurance acquisition costs, net	503.4	487.9
Other assets	244.0	269.8
Variable annuity assets (separate accounts)	472.9	533.7

	$8,003.9	$7,975.9

Liabilities and Capital
Annuity benefits accumulated	$5,549.7	$5,543.7
Life, accident and health reserves	598.1	599.4
Notes payable	156.3	151.9
Payable to affiliates, net	101.8	85.8
Deferred taxes on unrealized gains	43.0	22.6
Accounts payable, accrued expenses and other
liabilities	136.0	149.2
Variable annuity liabilities (separate accounts)	472.9	533.7
Total liabilities	7,057.8	7,086.3

Mandatorily redeemable preferred securities
of subsidiary trusts	217.9	217.9

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
- 42,304,030 and 42,302,788 shares outstanding	42.3	42.3
Capital surplus	348.6	348.5
Retained earnings	254.9	237.0
Unrealized gains on marketable securities, net	82.4	43.9
Total stockholders' equity	728.2	671.7

	$8,003.9	$7,975.9

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

Three months ended
March 31,
	2001	2000
Revenues:
Life, accident and health premiums	$ 69.2	$ 49.9
Net investment income	122.8	124.1
Realized losses on investments	(1.8)	(2.9)
Other income	26.8	15.9
	217.0	187.0
Costs and Expenses:
Annuity benefits	69.3	66.2
Life, accident and health benefits	54.0	36.7
Insurance acquisition expenses	21.3	15.2
Trust preferred distribution requirement	4.5	4.6
Interest and other debt expenses	2.8	3.6
Other expenses	38.9	37.6
	190.8	163.9

Operating earnings before income taxes	26.2	23.1
Provision for income taxes	8.3	6.5

Net operating earnings	17.9	16.6

Equity in earnings of affiliate, net of tax	-	0.8

Net Income	$ 17.9	$ 17.4

Earnings per common share:
Basic	$0.42	$0.41
Diluted	$0.42	$0.41

Average number of common shares:
Basic	42.3	42.4
Diluted	42.8	42.6

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)
	Three months ended
	March 31,
	2001	2000
Common Stock:
Balance at beginning of period	$ 42.3	$ 42.4
Common Stock retired	-	(0.1)
Balance at end of period	$ 42.3	$ 42.3

Capital Surplus:
Balance at beginning of period	$348.5	$349.7
Common Stock issued	0.1	0.5
Common Stock retired	-	(1.8)
Balance at end of period	$348.6	$348.4

Retained Earnings:
Balance at beginning of period	$237.0	$186.5
Net income	17.9	17.4
Balance at end of period	$254.9	$203.9

Unrealized Gains (Losses), Net:
Balance at beginning of period	$ 43.9	($ 52.9)
Change during period	38.5	(11.3)
Balance at end of period	$ 82.4	($ 64.2)

Comprehensive Income:
Net income	$ 17.9	$ 17.4
Other comprehensive income (loss) - change in net
unrealized gains (losses)	38.5	(11.3)
Comprehensive income	$ 56.4	$ 6.1

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Three months ended
	March 31,
	2001	2000
Cash Flows from Operating Activities:
Net income	$ 17.9	$ 17.4
Adjustments:
Equity in earnings of affiliate, net of tax	-	(0.8)
Increase in life, accident and health reserves	17.7	3.6
Benefits to annuity policyholders	69.3	66.2
Amortization of insurance acquisition costs	21.3	15.2
Depreciation and amortization	2.4	2.3
Realized losses on investments	1.8	2.9
Increase in insurance acquisition costs	(35.6)	(33.7)
Other, net	(6.4)	(12.2)
	88.4	60.9

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(267.5)	(240.9)
Equity securities	(2.0)	(2.5)
Real estate, mortgage loans and other assets	(4.0)	(9.1)
Maturities and redemptions of fixed maturity investments	82.9	103.3
Sales of:
Fixed maturity investments	84.8	135.6
Equity securities	1.0	0.2
Real estate, mortgage loans and other assets	12.5	0.2
Decrease in policy loans	1.5	2.0
	(90.8)	(11.2)

Cash Flows from Financing Activities:
Fixed annuity receipts	126.2	126.4
Annuity surrenders, benefits and withdrawals	(186.9)	(192.8)
Net transfers (to) from variable annuity assets	2.9	(21.5)
Additions to notes payable	4.6	-
Reductions of notes payable	(0.2)	(0.2)
Issuance of Common Stock	0.1	0.5
Retirement of Common Stock	-	(1.9)
Repurchase of trust preferred securities	-	(1.3)
	(53.3)	(90.8)

Net decrease in cash and short-term investments	(55.7)	(41.1)
Beginning cash and short-term investments	87.5	119.6
Ending cash and short-term investments	$ 31.8	$ 78.5

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Description of the Company

Great American Financial Resources, Inc. ("GAFRI" or "the Company") markets retirement products, primarily fixed and variable annuities, and various forms of life and supplemental health insurance through independent agents, payroll deduction plans, financial institutions and in-home sales.

American Financial Group, Inc. ("AFG") and its subsidiaries owned 83% of GAFRI's Common Stock at May 1, 2001.

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

Due to Chiquita's announced intention to pursue a plan to restructure its public debt, GAFRI wrote down its investment in Chiquita common stock to market value at December 31, 2000, and may suspend accounting for Chiquita under the equity method pending resolution of the current uncertainty.

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

Income Taxes GAFRI and Great American Life Insurance Company ("GALIC") have separate tax allocation agreements with American Financial Corporation ("AFC"), a subsidiary of AFG, which designate how tax payments are shared by members of the tax group. In general, both companies compute taxes on a separate return basis. GALIC is obligated to make payments to (or receive benefits from) AFC based on taxable income or loss without regard to temporary differences. If GALIC's taxable income (computed on a statutory accounting basis) exceeds a current period net operating loss of GAFRI, the taxes payable or recoverable by GALIC associated with the excess are payable to or receivable from AFC. If the AFC tax group utilizes any of GAFRI's net operating losses or deductions that originated prior to GAFRI's entering AFC's consolidated tax group, AFC will pay to GAFRI an amount equal to the benefit received.

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

Derivatives Effective October 1, 2000, GAFRI implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments (including derivative instruments that are embedded in other contracts) and for hedging activities. Prior year financial statements were not restated. SFAS No. 133 generally requires that derivatives (both assets and liabilities) be recognized in the balance sheet at fair value with changes in fair value included in current earnings.

Derivatives included in GAFRI's balance sheet consist primarily of investments in common stock warrants (included in other stocks), the equity-based component of certain annuity products (included in annuity benefits accumulated) and call options (included in other assets) used to mitigate the risk embedded in the equity-indexed annuity products.

Earnings Per Share Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of the assumed exercise of dilutive common stock options.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

C. Segments of Operations

GAFRI's life and annuity operations offer fixed and variable annuity products and traditional life insurance products.  GAFRI's annuity products are sold through managing general agents and independent agents to employees of primary and secondary educational institutions, hospitals and in the non-qualified markets.  Traditional term, universal and whole life insurance products are sold through national marketing organizations.   Approximately one-fourth of GAFRI's annuity premiums came from California in the first three months of 2001 and in the comparable period in 2000.  Approximately 11% of GAFRI's annuity premiums came from Ohio in the first quarter of 2001.  No other state accounted for more than 10% in either the first quarter of 2001 or the first quarter of 2000.  Sales from GAFRI's top two Managing General Agencies accounted for one-eighth of retirement annuity premiums in the first three months of 2001.

GAFRI's supplemental insurance businesses, United Teacher Associates Insurance Company ("UTA") and Loyal American Life Insurance Company, offer a variety of supplemental health and life products.  Loyal's marketing strategy emphasizes third-party sponsorship, including employers and credit unions, while UTA offers its products through independent agents.

GA Life of Puerto Rico sells in-home life and supplemental health products through a network of company-employed agents.  Sales in Puerto Rico accounted for approximately 20% of GAFRI's life, accident and health premiums in the first three months of 2001 compared to 25% in the comparable period in 2000.

Corporate and other consists primarily of GAFRI (parent) and AAG Holding.

The following table shows GAFRI's revenues and operating profit by significant business segment (in millions):
	Three months ended
	March 31,
	2001	2000

Revenues
Life and annuity products	$142.1	$132.2
Supplemental insurance products	59.2	40.8
GA Life of Puerto Rico	15.5	14.6
Corporate and other	2.0	2.3
Total operating revenues	218.8	189.9

Realized losses on investments	(1.8)	(2.9)
Total revenues per income statement	$217.0	$187.0

Operating profit - pretax
Life and annuity products	$35.3	32.7
Supplemental insurance products	(1.2)	(0.2)
GA Life of Puerto Rico	2.5	2.0
Corporate and other	(8.6)	(8.5)
Pretax earnings from operations	28.0	26.0

Realized losses on investments	(1.8)	(2.9)
Total pretax income per
income statement	$ 26.2	$ 23.1

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

D. Investment in Affiliate

Investment in affiliate reflects GAFRI's 4% ownership (2.7 million shares) of the common stock of Chiquita Brands International. AFG and its other subsidiaries own an additional 29% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods.

The market value of GAFRI's investment in Chiquita was approximately $3.5 million at March 31, 2001 and $2.7 million at December 31, 2000.

In January 2001, Chiquita announced a restructuring initiative that included discontinuing all interest and principal payments on its public debt. If successful, the restructuring would result in the conversion of a significant portion of Chiquita's $862 million in public debt into common equity.

E. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	March 31,	December 31,
	2001	2000

Deferred policy acquisition costs	$552.3	$536.9
Present value of future profits acquired	90.0	93.4
Unearned revenues	(138.9)	(142.4)
	$503.4	$487.9

F. Notes Payable

Notes payable consisted of the following (in millions):

March 31,		December 31,
2001		2000

Direct obligations of GAFRI	$ 2.0	$ 2.0
Obligations of AAG Holding (guaranteed by GAFRI):
6-7/8% Senior Notes due 2008	100.0	100.0
Bank Credit Line	53.1	48.5
Other subsidiary debt	1.2	1.4
Total	$156.3	$151.9

In January 2001, AAG Holding replaced its existing bank line with a $155 million unsecured credit agreement. Loans under the credit agreement mature on December 31, 2004. At March 31, 2001, the weighted-average interest rate on amounts borrowed under its credit line was 6.04%.

At March 31, 2001, scheduled principal payments on debt for the remainder of 2001 and the subsequent five years were as follows (in millions):

2001	2002	2003	2004	2005	2006
$0.5	$0.7	$0.6	$53.3	$0.2	$0.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

G. Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

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

Date of				Optional
Issuance	Issue (Maturity Date)	03/31/01	12/31/00	Redemption Dates
November 1996	9-1/4% TOPrS* (2026)	$72,912,500	$72,912,500	On or after 11/7/2001
March 1997	8-7/8% Pfd (2027)	70,000,000	70,000,000	On or after 3/1/2007
May 1997	7-1/4% ROPES** (2041)	75,000,000	75,000,000	After 9/28/2001

*  Trust Originated Preferred Securities

** Remarketed Par Securities

Until September 28, 2001 (the "Remarketing Date"), the obligations of GAFRI under the ROPES indenture and guarantee are senior unsecured obligations of the Company. Following the Remarketing, whereby the distribution rate on the ROPES will be reset to current market rates (not to exceed 8.8%), the obligations will be subordinate to all senior indebtedness of the Company.  Given the current interest rate environment for these types of securities, GAFRI expects to redeem its ROPES in September 2001.

H. Stockholders' Equity

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

At March 31, 2001, there were 4.0 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans. Under the plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

The change in net unrealized gains (losses) on marketable securities for the three months ended March 31 included the following (in millions):
		2001			2000
	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains (losses) on securities arising during the period	$57.1	($19.8)	$37.3	($20.7)	$7.5	($13.2)
Reclassification adjustment for investment losses realized in net income	1.8	(0.6)	1.2	2.9	(1.0)	1.9
Change in net unrealized gains (losses) on marketable securities	$58.9	($20.4)	$38.5	($17.8)	$6.5	($11.3)

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

I. Earnings Per Share

The number of common shares outstanding used in calculating diluted earnings per share in the first quarter of 2001 includes 0.5 million shares compared to 0.2 million shares for the same period in 2000 for the effect of the assumed exercise of GAFRI's stock options.

J. Contingencies

In March 2000, a jury in Dallas, Texas, returned a verdict against GALIC with total damages of $11.2 million in a lawsuit brought by two former agents of GALIC. The Company believes the verdict was contrary to both the facts and the law and expects to prevail on appeal. The ultimate outcome of this case will not have a material adverse impact on the financial condition of the Company.

K. Additional Information

Statutory Information of Great American Life Insurance Company Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	March 31,	December 31,
	2001	2000
Capital and surplus	$353.6	$362.5
Asset valuation reserve	78.6	75.6
Interest maintenance reserve	3.0	3.3

Three months ended March 31,
	2001	2000
Pretax income from operations	$10.5	$19.1
Net income from operations	8.0	14.9
Net income	12.6	14.9

The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income for the year ended December 31, 2000, GALIC may pay $52.1 million in dividends in 2001 without prior approval. In the first three months of 2001, GALIC did not pay any dividends.

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

Forward-Looking Statements The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects", "may", "will", "should", "seeks", "intends", "plans", "estimates", "anticipates" or the negative version of those words or other comparable terminology. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios GAFRI's ratio of earnings to fixed charges exceeded 4.3 times in the first quarter of 2001 compared to 3.6 times in the first quarter of 2000. Its consolidated debt to capital ratio was 23% at March 31, 2001, compared to 27% one year ago. Consolidated debt includes the Company's notes payable and its Remarketed Par Securities ("ROPES"). Capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains on marketable securities).

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 2001, the capital ratio of GAFRI's principal insurance subsidiary was 4.2 times its authorized control level RBC.

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

In the third quarter of 2000, GAFRI paid down approximately $50 million of its bank credit line. In January 2001, the Company replaced its existing agreement with a $155 million unsecured credit agreement which matures on December 31, 2004. At March 31, 2001, GAFRI (parent) had over $100 million available under its bank credit line.

Given the current interest rate environment, GAFRI expects to redeem its ROPES in September 2001. In May 2001, GAFRI filed to amend its shelf registration statement to provide for the issuance of up to $250 million of debt and preferred securities.

Based upon the current level of operations and anticipated growth, GAFRI believes that it will have sufficient resources to meet its liquidity requirements.

Investments GAFRI invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at March 31, 2001. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At March 31, 2001, 92% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that the high credit quality of GAFRI's investment portfolio should generate a stable and predictable investment return.

At March 31, 2001, GAFRI's mortgage-backed securities ("MBSs") portfolio represented approximately one-third of its fixed maturity investments. GAFRI invests primarily in MBSs which have a lower risk of prepayment. In addition, the majority of MBSs held by GAFRI were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

Approximately 90% of GAFRI's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

RESULTS OF OPERATIONS

General Net earnings from operations (before realized losses and equity in earnings of affiliate) for the first quarter of 2001 were $19.1 million compared to $18.5 million in 2000. On a diluted basis, net earnings from operations (as defined above) were $0.45 per share and $0.43 per share in each of the respective periods.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Retirement Products The following table summarizes GAFRI's premiums for its retirement annuities (in millions).

Three months ended
March 31,
	2001	2000
Annuity Premiums
Single premium fixed rate annuities	$ 78	$ 66
Flexible premium fixed rate annuities	38	41
Single premium variable annuities	22	73
Flexible premium variable annuities	24	17
	$162	$197

Sales of annuity products linked to the performance of the stock market (variable and equity-indexed annuities) were down substantially in the first quarter of 2001 compared to the same period in 2000. Management believes this decrease was consistent with an industry wide trend attributed to the volatile equity markets.

Life, Accident and Health Premiums and Benefits The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

Three months ended
March 31,
	2001	2000
Premiums
Supplemental insurance products	$48	$31
GA Life of Puerto Rico	13	12
Life products	8	7
	$69	$50

Benefits
Supplemental insurance products	$39	$25
GA Life of Puerto Rico	7	7
Life products	8	5
	$54	$37

The increase in supplemental insurance premiums and benefits in the first quarter of 2001 over the same period in 2000 reflects primarily the acquisitions of blocks of Medicare supplement business in the third quarter of 2000.

Real Estate Operations GAFRI is engaged in a variety of real estate operations including hotels, an office building and a marina; GAFRI also owns several parcels of land. Revenues and expenses of these operations, including gains on disposal, are included in GAFRI's Consolidated Income Statement as shown below (in millions).

Three months ended
March 31,
	2001	2000
Other income	$14 8	$5.0
Other expenses	6.7	5.8

Other income included a pretax gain on the sale of real estate assets of $8.5 million in the first quarter of 2001.

Other Income Other income increased $10.9 million in the first quarter of 2001 compared to the same period in 2000 due primarily to income from the sale of real estate and, to a lesser extent, increased fees earned on GAFRI's variable annuity and life business.

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

GAFRI's equity-indexed fixed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products through the purchase of call options on the appropriate index. GAFRI's strategy is designed so that an increase in the liabilities due to an increase in the market index will be substantially offset by unrealized gains on the call options. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Adjusting these derivatives to market value had virtually no net effect on annuity benefits in the first quarter of 2001.

Insurance Acquisition Expenses Insurance acquisition expenses include amortization of deferred policy acquisition costs ("DPAC") as well as commissions on sales of life insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $3.3 million in the first quarter of 2001 and $3.1 million in the first quarter of 2000.

Interest and Other Debt Expenses The decrease in interest and other debt expenses in the first quarter of 2001 compared to the same period in 2000 is due primarily to lower bank borrowings as well as lower interest rates on these borrowings.

Equity in Earnings of Affiliate Equity in earnings of affiliate in 2000 represents GAFRI's proportionate share of the results of Chiquita Brands International. Chiquita reported net income of $0.01 per share for the first quarter of 2001 and $0.46 per share for the first quarter of 2000.

______________________________________________________________________

Item 3

Quantitative and Qualitative Disclosure at Market Risk

As of March 31, 2001, there were no material changes to the information provided in GAFRI's Form 10-K for 2000 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART II

OTHER INFORMATION

Item 6

Exhibits and Reports on Form 8-K

(a)  Exhibits:  none

(b)  Reports on Form 8-K:  none

______________________________________________________________________

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

GREAT AMERICAN FINANCIAL RESOURCES, Inc.

May 11 2001	BY:/s/Christopher P. Miliano
Christopher P. Miliano
Vice President and Controller (Principal
Financial Officer and Principal
Accounting Officer)