Form 10-Q
period 2001-06-30
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2001-08-14
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2001	Commission File No. 1-11632

GREAT AMERICAN FINANCIAL RESOURCES, INC.

Incorporated under the Laws of Delaware	IRS Employer I.D. No. 06-1356481

250 East Fifth Street, Cincinnati, Ohio 45202
(513) 333-5300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

As of August 1, 2001, there were 42,311,906 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

FINANCIAL INFORMATION

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	June 30,	December 31,
	2001	2000
Assets
Investments:
Fixed maturities - at market
(amortized cost - $6,186.3 and $6,088.0)	$6,252.9	$6,117.1
Equity securities - at market
(cost - $37.8 and $30.5)	65.0	67.9
Investment in affiliate	-	2.7
Mortgage loans on real estate	24.4	24.4
Real estate	68.1	72.2
Policy loans	210.7	213.5
Short-term investments	58.2	49.5
Total investments	6,679.3	6,547.3

Cash	16.2	38.0
Accrued investment income	97.0	99.2
Unamortized insurance acquisition costs, net	527.5	487.9
Other assets	246.3	269.8
Variable annuity assets (separate accounts)	530.7	533.7

	$8,097.0	$7,975.9

Liabilities and Capital
Annuity benefits accumulated	$5,603.6	$5,543.7
Life, accident and health reserves	602.0	599.4
Notes payable	144.4	151.9
Payable to affiliates, net	100.9	85.8
Deferred taxes on unrealized gains	31.5	22.6
Accounts payable, accrued expenses and other
liabilities	154.5	149.2
Variable annuity liabilities (separate accounts)	530.7	533.7
Total liabilities	7,167.6	7,086.3

Mandatorily redeemable preferred securities
of subsidiary trusts	217.9	217.9

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
- 42,303,906 and 42,302,788 shares outstanding	42.3	42.3
Capital surplus	348.6	348.5
Retained earnings	260.5	237.0
Unrealized gains on marketable securities, net	60.1	43.9
Total stockholders' equity	711.5	671.7

	$8,097.0	$7,975.9

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per share amounts)

Three months ended			Six months ended
June 30,			June 30,
	2001	2000	2001	2000
Revenues:
Life, accident and health premiums	$ 70.5	$ 49.7	$139.7	$ 99.6
Net investment income	124.9	123.9	247.7	248.0
Realized losses	(22.7)	(0.8)	(24.5)	(3.7)
Other income	23.9	23.1	50.7	39.0
	196.6	195.9	413.6	382.9
Costs and Expenses:
Annuity benefits	70.7	79.6	140.0	145.8
Life, accident and health benefits	52.3	36.9	106.3	73.6
Insurance acquisition expenses	19.8	18.8	41.1	34.0
Trust preferred distribution requirement	4.7	4.6	9.2	9.2
Interest and other debt expenses	2.7	3.7	5.5	7.3
Other expenses	39.3	58.4	78.2	96.0
	189.5	202.0	380.3	365.9

Operating earnings (loss) before income taxes	7.1	(6.1)	33.3	17.0
Provision (credit) for income taxes	1.5	(4.0)	9.8	2.5

Net operating earnings (loss)	5.6	(2.1)	23.5	14.5

Equity in earnings of affiliate, net of tax	-	0.2	-	1.0

Net Income (Loss)	$ 5.6	($ 1.9)	$ 23.5	$ 15.5

Earnings (loss) per common share:
Basic	$0.13	($0.04)	$0.55	$0.37
Diluted	$0.13	($0.05)	$0.55	$0.36

Average number of common shares:
Basic	42.3	42.3	42.3	42.3
Diluted	42.7	42.6	42.7	42.6

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)
	Six months ended
	June 30,
	2001	2000
Common Stock:
Balance at beginning of period	$ 42.3	$ 42.4
Common Stock retired	-	(0.1)
Balance at end of period	$ 42.3	$ 42.3

Capital Surplus:
Balance at beginning of period	$348.5	$349.7
Common Stock issued	0.4	0.6
Common Stock retired	(0.3)	(1.8)
Balance at end of period	$348.6	$348.5

Retained Earnings:
Balance at beginning of period	$237.0	$186.5
Net income	23.5	15.5
Balance at end of period	$260.5	$202.0

Unrealized Gains (Losses), Net:
Balance at beginning of period	$ 43.9	($ 52.9)
Change during period	16.2	(30.5)
Balance at end of period	$ 60.1	($ 83.4)

Comprehensive Income:
Net income	$ 23.5	$ 15.5
Other comprehensive income (loss) - change in net
unrealized gains (losses)	16.2	(30.5)
Comprehensive income (loss)	$ 39.7	($ 15.0)

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Six months ended
	June 30,
	2001	2000
Cash Flows from Operating Activities:
Net income	$ 23.5	$ 15.5
Adjustments:
Equity in earnings of affiliate, net of tax	-	(1.0)
Increase in life, accident and health reserves	21.5	26.2
Benefits to annuity policyholders	140.0	145.8
Amortization of insurance acquisition costs	41.1	34.0
Depreciation and amortization	4.8	5.5
Realized losses	24.5	3.7
Increase in insurance acquisition costs	(73.5)	(70.6)
Other, net	(25.2)	(22.6)
	156.7	136.5

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(539.4)	(439.9)
Equity securities	(2.0)	(3.1)
Real estate, mortgage loans and other assets	(7.5)	(11.3)
Maturities and redemptions of fixed maturity investments	234.5	199.9
Sales of:
Fixed maturity investments	199.9	216.9
Equity securities	1.2	9.4
Real estate, mortgage loans and other assets	19.0	0.3
Decrease in policy loans	2.8	2.6
	(91.5)	(25.2)

Cash Flows from Financing Activities:
Fixed annuity receipts	271.8	251.1
Annuity surrenders, benefits and withdrawals	(341.3)	(387.6)
Net transfers to variable annuity assets	(1.4)	(34.2)
Additions to notes payable	4.7	2.0
Reductions of notes payable	(12.2)	(0.5)
Issuance of Common Stock	0.4	0.6
Retirement of Common Stock	(0.3)	(1.9)
Repurchase of trust preferred securities	-	(1.4)
	(78.3)	(171.9)

Net decrease in cash and short-term investments	(13.1)	(60.6)
Beginning cash and short-term investments	87.5	119.6
Ending cash and short-term investments	$ 74.4	$ 59.0

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

American Financial Group, Inc. ("AFG") and its subsidiaries owned 83% of GAFRI's Common Stock at August 1, 2001.

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

Investments All fixed maturity securities are considered "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Short-term investments are carried at cost; mortgage loans on real estate are generally carried at amortized cost; policy loans are stated at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal prepayments and adjusted to reflect actual prepayments.

Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the carrying value of that investment is reduced.

Investment in Affiliate GAFRI's investments in equity securities of companies that are 20% to 50% owned by AFG and its subsidiaries are generally carried at cost, adjusted for a proportionate share of their undistributed earnings or losses.

Due to Chiquita's announced intention to pursue a plan to restructure its public debt, GAFRI wrote down its investment in Chiquita common stock to market value at December 31, 2000. In 2001, GAFRI suspended accounting for the investment under the equity method due to the expected restructuring.

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

Income Taxes GAFRI and Great American Life Insurance Company ("GALIC") have separate tax allocation agreements with American Financial Corporation ("AFC"), a subsidiary of AFG, which designate how tax payments are shared by members of the tax group. In general, both companies compute taxes on a separate return basis. GALIC is obligated to make payments to (or receive benefits from) AFC based on taxable income or loss without regard to temporary differences. If GALIC's taxable income (computed on a statutory accounting basis) exceeds a current period net operating loss of GAFRI, the taxes payable or recoverable by GALIC associated with the excess are payable to or receivable from AFC. If the AFC tax group utilizes any of GAFRI's net operating losses or deductions that originated prior to GAFRI's entering AFC's consolidated tax group, AFC will pay to GAFRI an amount equal to the benefit received. The tax allocation agreements with AFC do not impact the recognition of income tax expense and income tax payable in GAFRI's financial statements.

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

GA Life of Puerto Rico sells in-home life and supplemental health products through a network of company-employed agents.  Sales in Puerto Rico accounted for approximately 20% of GAFRI's life, accident and health premiums in the first six months of 2001 compared to 25% in the comparable period in 2000.

Corporate and other consists primarily of GAFRI (parent) and AAG Holding.

The following table shows GAFRI's revenues and operating profit (loss) by significant business segment (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

Revenues
Life and annuity products	$141.5	$138.4	$283.6	$270.6
Supplemental insurance products	59.5	41.9	118.7	82.7
GA Life of Puerto Rico	15.8	14.4	31.3	29.0
Corporate and other	2.5	2.0	4.5	4.3
Total operating revenues	219.3	196.7	438.1	386.6

Realized losses	(22.7)	(0.8)	(24.5)	(3.7)
Total revenues per statement of operations	$196.6	$195.9	$413.6	$382.9

Operating profit (loss) - pretax
Life and annuity products (excluding litigation charges)	$ 35.7	$ 36.9	$ 71.0	$ 69.6
Supplemental insurance products	0.3	(2.5)	(0.9)	(2.7)
GA Life of Puerto Rico	2.5	2.2	5.0	4.2
Litigation charges	-	(32.5)	-	(32.5)
Corporate and other	(8.7)	(9.4)	(17.3)	(17.9)
Pretax earnings (loss) from operations	29.8	(5.3)	57.8	20.7

Realized losses	(22.7)	(0.8)	(24.5)	(3.7)
Total pretax income (loss) per
statement of operations	$ 7.1	($ 6.1)	$ 33.3	$ 17.0

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

In January 2001, Chiquita announced a restructuring initiative that included discontinuing all interest and principal payments on its public debt. A restructuring is expected to result in the conversion of a significant portion of Chiquita's $862 million in public debt into common equity.

The market value of GAFRI's investment in Chiquita was approximately $2.7 million at December 31, 2000.

E. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	June 30,	December 31,
	2001	2000

Deferred policy acquisition costs	$581.6	$536.9
Present value of future profits acquired	87.6	93.4
Unearned revenues	(141.7)	(142.4)
	$527.5	$487.9

F. Notes Payable

Notes payable consisted of the following (in millions):

June 30,		December 31,
2001		2000

Direct obligations of GAFRI	$ 2.0	$ 2.0
Obligations of AAG Holding (guaranteed by GAFRI):
6-7/8% Senior Notes due 2008	100.0	100.0
Bank Credit Line	41.3	48.5
Other subsidiary debt	1.1	1.4
Total	$144.4	$151.9

In January 2001, AAG Holding replaced its existing bank line with a $155 million unsecured credit agreement. Loans under the credit agreement mature on December 31, 2004. At June 30, 2001, the weighted-average interest rate on amounts borrowed under its credit line was 4.81%.

At June 30, 2001, scheduled principal payments on debt for the remainder of 2001 and the subsequent five years were as follows (in millions):

2001	2002	2003	2004	2005	2006
$0.3	$0.7	$0.6	$41.5	$0.2	$0.2

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

Date of				Optional
Issuance	Issue (Maturity Date)	06/30/01	12/31/00	Redemption Dates
November 1996	9-1/4% TOPrS* (2026)	$72,912,500	$72,912,500	On or after 11/7/2001
March 1997	8-7/8% Pfd (2027)	70,000,000	70,000,000	On or after 3/1/2007
May 1997	7-1/4% ROPES** (2041)	75,000,000	75,000,000	After 9/28/2001

*  Trust Originated Preferred Securities

** Remarketed Par Securities

Until September 28, 2001 (the "Remarketing Date"), the obligations of GAFRI under the ROPES indenture and guarantee are senior unsecured obligations of the Company. On that date, the distribution rate on the ROPES will be reset to current market rates (not to exceed 8.8%) and the ROPES will become subordinate to all senior indebtedness of the Company.  Given the current interest rate environment for these types of securities, GAFRI expects to redeem its ROPES in September 2001 using bank borrowings.

H. Stockholders' Equity

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

At June 30, 2001, there were 4.0 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans. Under the plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

The change in net unrealized gains (losses) on marketable securities for the six months ended June 30 included the following (in millions):

	2001			2000
	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains (losses) on
securities arising during the period	$ 2.1	($0.8)	$ 1.3	($51.2)	$18.3	($32.9)
Realized losses on securities	23.0	(8.1)	14.9	3.7	(1.3)	2.4
Change in net unrealized gains (losses) on
marketable securities	$25.1	($8.9)	$16.2	($47.5)	$17.0	($30.5)

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

I. Earnings Per Share

The number of common shares outstanding used in calculating diluted earnings per share in both the second quarter and first six months of 2001 includes 0.4 million shares compared to 0.3 million shares for the same periods in 2000 for the effect of the assumed exercise of GAFRI's dilutive stock options.

J. Contingencies

In March 2000, a jury in Dallas, Texas, returned a verdict against GALIC with total damages of $11.2 million in a lawsuit brought by two former agents of GALIC. The former agents had alleged that their agency agreement with GALIC had been wrongfully terminated. The Company believes the verdict was contrary to both the facts and the law and expects to prevail on appeal. The ultimate outcome of this case will not have a material adverse impact on the financial condition of the Company.

K. Additional Information

Statutory Information of Great American Life Insurance Company Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	June 30,	December 31,
	2001	2000
Capital and surplus	$338.0	$362.5
Asset valuation reserve	71.3	75.6
Interest maintenance reserve	2.6	3.3

Six months ended June 30,
	2001	2000
Pretax income from operations	$30.7	$38.2
Net income from operations	23.0	29.7
Net income	14.4	32.1

The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income for the year ended December 31, 2000, GALIC may pay $52.1 million in dividends in 2001 without prior approval. In the first six months of 2001, GALIC paid $8.0 million in dividends.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Information GAFRI has guaranteed all of the outstanding debt of AAG Holding and the preferred securities of the Trusts. Condensed consolidating financial statements for GAFRI are as follows (in millions):

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2001

(In millions)

		AAG	TOTAL	ALL OTHER	CONS	TOTAL
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 30.2	$ -	$ -	$6,681.1	($ 15.8)	$6,695.5
Investment in subsidiaries	626.9	1,021.0	-	1.0	(1,648.9)	-
Notes receivable from AAG Holding	102.4	-	232.0	-	(334.4)	-
Unamortized insurance acquisition costs, net	-	-	-	527.5	-	527.5
Other assets	20.8	9.8	6.0	268.0	38.7	343.3
Variable annuity assets (separate accounts)	-	-	-	530.7	-	530.7
	$780.3	$1,030.8	$238.0	$8,008.3	($1,960.4)	$8,097.0

Liabilities and Capital
Insurance liabilities	-	-	-	6,210.2	(4.6)	6,205.6
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to Trusts	-	232.0	-	-	(232.0)	-
Other notes payable	2.0	141.3	-	1.1	-	144.4
Other liabilities	66.8	-	6.0	229.3	(15.2)	286.9
Variable annuity liabilities (separate accounts)	-	-	-	530.7	-	530.7
	68.8	475.7	6.0	6,971.4	(354.3)	$7,167.6

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	225.0	-	(7.1)	217.9

Total stockholders' equity	711.5	555.1	7.0	1,036.9	(1,599.0)	711.5
	$780.3	$1,030.8	$238.0	$8,008.3	($1,960.4)	$8,097.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2000

(In millions)

		AAG	TOTAL	ALL OTHER	CONS	TOTAL
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 30.0	$ -	$ -	$6,571.4	($ 16.1)	$6,585.3
Investment in subsidiaries	580.6	978.8	-	1.0	(1,560.4)	-
Notes receivable from AAG Holding	102.4	-	232.0	-	(334.4)	-
Unamortized insurance acquisition costs, net	-	-	-	487.9	-	487.9
Other assets	30.5	11.8	6.0	291.7	29.0	369.0
Variable annuity assets (separate accounts)	-	-	-	533.7	-	533.7
	$743.5	$990.6	$238.0	$7,885.7	($1,881.9)	$7,975.9

Liabilities and Capital
Insurance liabilities	-	-	-	6,147.8	(4.7)	6,143.1
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to Trusts	-	232.0	-	-	(232.0)	-
Other notes payable	2.0	148.5	-	1.4	-	151.9
Other liabilities	69.8	-	6.1	208.8	(27.1)	257.6
Variable annuity liabilities (separate accounts)	-	-	-	533.7	-	533.7
	71.8	482.9	6.1	6,891.8	(366.3)	$7,086.3

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	225.0	-	(7.1)	217.9

Total stockholders' equity	671.7	507.7	6.9	993.9	(1,508.5)	671.7
	$743.5	$990.6	$238.0	$7,885.7	($1,881.9)	$7,975.9

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDING JUNE 30, 2001

(In millions)

		AAG	TOTAL	ALL OTHER	CONS	TOTAL
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 70.5	$ -	$ 70.5
Net investment income and other revenue	6.5	-	-	124.2	(4.6)	126.1
Interest income on AAG Holding notes	-	-	4.9	-	(4.9)	-
Equity in earnings of subsidiaries	4.9	14.5	-	-	(19.4)	-
	11.4	14.5	4.9	194.7	(28.9)	196.6

Costs and Expenses:
Insurance benefits and expenses	-	-	-	142.8	-	142.8
Interest expense on AAG Holding notes	-	4.9	-	-	(4.9)	-
Other interest and debt expenses	0.1	5.0	-	-	2.3	7.4
Other expenses	4.2	2.1	-	35.1	(2.1)	39.3
	4.3	12.0	-	177.9	(4.7)	189.5

Earnings before income taxes	7.1	2.5	4.9	16.8	(24.2)	7.1
Provision for income taxes	1.5	0.7	-	4.5	(5.2)	1.5

Net income	$ 5.6	$ 1.8	$4.9	$ 12.3	($19.0)	$ 5.6

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDING JUNE 30, 2001

(In millions)

		AAG	TOTAL	ALL OTHER	CONS	TOTAL
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$139.7	$ -	$139.7
Net investment income and other revenue	13.4	-	-	270.1	(9.6)	273.9
Interest income on AAG Holding notes	-	-	9.8	-	(9.8)	-
Equity in earnings of subsidiaries	27.3	47.0	-	-	(74.3)	-
	40.7	47.0	9.8	409.8	(93.7)	413.6

Costs and Expenses:
Insurance benefits and expenses	-	-	-	287.4	-	287.4
Interest expense on AAG Holding notes	-	9.8	-	-	(9.8)	-
Other interest and debt expenses	0.1	10.2	-	-	4.4	14.7
Other expenses	7.3	4.7	-	70.6	(4.4)	78.2
	7.4	24.7	-	358.0	(9.8)	380.3

Earnings before income taxes	33.3	22.3	9.8	51.8	(83.9)	33.3
Provision for income taxes	9.8	7.5	-	15.3	(22.8)	9.8

Net income	$23.5	$14.8	$9.8	$ 36.5	($61.1)	$ 23.5

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDING JUNE 30, 2000

(In millions)

		AAG	TOTAL	ALL OTHER	CONS	TOTAL
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 49.7	$ -	$ 49.7
Net investment income and other revenue	6.7	-	-	145.1	(5.6)	146.2
Interest income on AAG Holding notes	-	-	4.9	-	(4.9)	-
Equity in earnings of subsidiaries	(10.0)	1.1	-	-	8.9	-
	(3.3)	1.1	4.9	194.8	(1.6)	195.9

Costs and Expenses:
Insurance benefits and expenses	-	-	-	135.3	-	135.3
Interest expense on AAG Holding notes	-	4.9	-	-	(4.9)	-
Other interest and debt expenses	0.1	6.0	-	-	2.2	8.3
Other expenses	2.7	3.5	-	55.0	(2.8)	58.4
	2.8	14.4	-	190.3	(5.5)	202.0

Operating earnings (loss) before income taxes	(6.1)	(13.3)	4.9	4.5	3.9	(6.1)
Provision (credit)for income taxes	(4.0)	(4.9)	-	0.6	4.3	(4.0)

Net operating earnings (loss)	(2.1)	(8.4)	4.9	3.9	(0.4)	(2.1)

Equity in earnings of affiliate, net of tax	0.2	-	-	-	-	0.2

Net income (loss)	($ 1.9)	($ 8.4)	$4.9	$ 3.9	($0.4)	($ 1.9)

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDING JUNE 30, 2000

(In millions)

		AAG	TOTAL	ALL OTHER	CONS	TOTAL
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 99.6	$ -	$ 99.6
Net investment income and other revenue	14.2	-	-	280.3	(11.2)	283.3
Interest income on AAG Holding notes	-	-	9.8	-	(9.8)	-
Equity in earnings of subsidiaries	9.2	30.6	-	-	(39.8)	-
	23.4	30.6	9.8	379.9	(60.8)	382.9

Costs and Expenses:
Insurance benefits and expenses	-	-	-	253.4	-	253.4
Interest expense on AAG Holding notes	-	9.8	-	-	(9.8)	-
Other interest and debt expenses	0.1	12.0	-	0.1	4.3	16.5
Other expenses	6.3	5.5	-	89.9	(5.7)	96.0
	6.4	27.3	-	343.4	(11.2)	365.9

Operating earnings before income taxes	17.0	3.3	9.8	36.5	(49.6)	17.0
Provision for income taxes	2.5	1.0	-	11.2	(12.2)	2.5

Net operating earnings	14.5	2.3	9.8	25.3	(37.4)	14.5

Equity in earnings of affiliate, net of tax	1.0	-	-	-	-	1.0

Net income	$15.5	$ 2.3	$9.8	$ 25.3	($37.4)	$ 15.5

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDING JUNE 30, 2001

(In millions)

		AAG	TOTAL	ALL OTHER	CONS	TOTAL
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$23.5	$14.8	$9.8	$ 36.5	($61.1)	$ 23.5
Adjustments:
Equity in undistributed earnings of subsidiaries and affiliates	(19.6)	(23.7)	-	-	43.3	-
Increase in life, accident and health reserves	-	-	-	21.5	-	21.5
Benefits to annuity policyholders	-	-	-	140.0	-	140.0
Amortization of insurance acquisition costs	-	-	-	41.1	-	41.1
Depreciation and amortization	0.3	2.4	-	2.1	-	4.8
Realized losses	1.2	-	-	23.3	-	24.5
Increase in insurance acquisition costs	-	-	-	(73.5)	-	(73.5)
Other, net	6.9	1.1	-	(33.4)	0.2	(25.2)
	12.3	(5.4)	9.8	157.6	(17.6)	156.7

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(548.9)	-	(548.9)
Maturities and redemptions of fixed investments	-	-	-	234.5	-	234.5
Sales of investments and other assets	-	-	-	220.1	-	220.1
Decrease in policy loans	-	-	-	2.8	-	2.8
	-	-	-	(91.5)	-	(91.5)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	271.8	-	271.8
Annuity surrenders, benefits and withdrawals	-	-	-	(341.3)	-	(341.3)
Net transfers to variable annuity assets	-	-	-	(1.4)	-	(1.4)
Additions to notes payable	-	4.7	-	-	-	4.7
Reductions of notes payable	-	(11.9)	-	(0.3)	-	(12.2)
Issuance of Common Stock	0.4	-	-	-	-	0.4
Capital contribution from parent (to subsidiary)	(12.6)	12.6	-	(8.0)	8.0	-
Retirement of Common Stock	(0.3)	-	-	-	-	(0.3)
Trust dividend requirements	-	-	(9.8)	-	9.8	-
	(12.5)	5.4	(9.8)	(79.2)	17.8	(78.3)

Net increase (decrease) in cash and short-term investments	(0.2)	-	-	(13.1)	0.2	(13.1)
Beginning cash and short-term investments	3.2	-	-	84.5	(0.2)	87.5

Ending cash and short-term investments	$ 3.0	$ -	$ -	$ 71.4	$ -	$ 74.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDING JUNE 30, 2000

(In millions)

		AAG	TOTAL	ALL OTHER	CONS	TOTAL
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$15.5	$ 2.3	$9.8	$ 25.3	($37.4)	$ 15.5
Adjustments:
Equity in undistributed earnings of subsidiaries and affiliates	(5.5)	(1.4)	-	-	5.9	(1.0)
Increase in life, accident and health reserves	-	-	-	26.2	-	26.2
Benefits to annuity policyholders	-	-	-	145.8	-	145.8
Amortization of insurance acquisition costs	-	-	-	34.0	-	34.0
Depreciation and amortization	0.4	3.9	-	1.2	-	5.5
Realized (gains) losses	(0.4)	-	-	4.1	-	3.7
Increase in insurance acquisition costs	-	-	-	(70.6)	-	(70.6)
Other, net	(2.3)	(10.0)	-	(9.7)	(0.6)	(22.6)
	7.7	(5.2)	9.8	156.3	(32.1)	136.5

Cash Flows from Investing Activities:
Purchases of investments and other assets	(2.5)	-	-	(451.8)	-	(454.3)
Maturities and redemptions of fixed investments	0.6	-	-	199.3	-	199.9
Sales of investments and other assets	2.5	-	-	224.1	-	226.6
Decrease in policy loans	-	-	-	2.6	-	2.6
	0.6	-	-	(25.8)	-	(25.2)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	251.1	-	251.1
Annuity surrenders, benefits and withdrawals	-	-	-	(387.6)	-	(387.6)
Net transfers to variable annuity assets	-	-	-	(34.2)	-	(34.2)
Additions to notes payable	-	2.0	-	-	-	2.0
Reductions of notes payable	(0.1)	-	-	(0.4)	-	(0.5)
Issuance of Common Stock	0.6	-	-	-	-	0.6
Capital contribution from parent (to subsidiary)	(3.2)	3.2	-	(21.7)	21.7	-
Retirement of Common Stock	(1.9)	-	-	-	-	(1.9)
Repurchase of trust preferred securities	(1.4)	-	-	-	-	(1.4)
Trust dividend requirements	-	-	(9.8)	-	9.8	-
	(6.0)	5.2	(9.8)	(192.8)	31.5	(171.9)

Net increase (decrease) in cash and short-term investments	2.3	-	-	(62.3)	(0.6)	(60.6)
Beginning cash and short-term investments	1.1	-	-	118.5	-	119.6

Ending cash and short-term investments	$ 3.4	$ -	$ -	$ 56.2	($ 0.6)	$ 59.0

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
  regulatory actions;
  changes in legal environment;
  tax law changes;
  availability of reinsurance; and
  competitive pressures.

Forward-looking statements included in this Form 10-Q are made only as of the date of this report and under Section 27A of The Securities Act and Section 21E of The Exchange Act; we do not have any obligation to update any forward-looking statement to reflect subsequent events or circumstances.

LIQUIDITY AND CAPITAL RESOURCES

Ratios  GAFRI's consolidated debt to capital ratio was 22% at June 30, 2001, compared to 27% one year ago. Consolidated debt includes the Company's notes payable and its Remarketed Par Securities ("ROPES"). Capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains on marketable securities).

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 2001, the capital ratio of GAFRI's principal insurance subsidiary was 4.2 times its authorized control level RBC.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Sources and Uses of Funds To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use cash and investments on hand, capital distributions from their principal subsidiary, Great American Life Insurance Company ("GALIC") and bank borrowings.  The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC in 2001 without prior regulatory approval is $52.1 million. In the first six months of 2001, GALIC paid $8.0 million in dividends.

In the third quarter of 2000, GAFRI paid down approximately $50 million of its bank credit line. In January 2001, the Company replaced its existing agreement with a $155 million unsecured credit agreement which matures on December 31, 2004. At June 30, 2001, GAFRI (parent) had over $100 million available under its bank credit line.

Given the current interest rate environment, GAFRI expects to redeem its ROPES in September 2001 using borrowings under the bank credit line. In May 2001, GAFRI filed to amend its shelf registration statement to provide for the issuance of up to $250 million of debt and preferred securities.

Based upon the current level of operations and anticipated growth, GAFRI believes that it will have sufficient resources to meet its liquidity requirements.

Investments GAFRI invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at June 30, 2001. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At June 30, 2001, 92% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that the high credit quality of GAFRI's investment portfolio should generate a stable and predictable investment return.

At June 30, 2001, GAFRI's mortgage-backed securities ("MBSs") portfolio represented approximately one-third of its fixed maturity investments. GAFRI invests primarily in MBSs which have a lower risk of prepayment. In addition, the majority of MBSs held by GAFRI were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

More than 90% of GAFRI's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS

General Management believes the concept of net operating earnings (or "core" earnings) is helpful in comparing the operating performance of GAFRI with that of similar companies. However, core earnings should not be considered a substitute for net income as an indication of GAFRI's overall performance. The following table (in millions, except per share amounts) compares the Company's core earnings for the following periods.

Three months ended June 30,			Six months ended June 30,
GAFRI (Consolidated):	2001	2000	2001	2000
Revenues per statement of operations	$196.6	$195.9	$413.6	$382.9
Add back realized losses	22.7	0.8	24.5	3.7
Core operating revenues	219.3	196.7	438.1	386.6

Expenses per statement of operations	189.5	202.0	380.3	365.9
Less litigation charges included in annuity benefits	-	14.2	-	14.2
Less litigation charges included in other expenses	-	18.3	-	18.3
Core operating expenses	189.5	169.5	380.3	333.4

Core operating earnings before tax	29.8	27.2	57.8	53.2
Income tax expense	9.5	7.7	18.4	15.2
Net core operating earnings	$ 20.3	$ 19.5	$ 39.4	$ 38.0

Net core operating earnings per common share (diluted)	$ 0.47	$ 0.46	$ 0.92	$ 0.89

Retirement Products The following table summarizes GAFRI's premiums for its retirement annuities (in millions).

Three months ended			Six months ended
June 30,			June 30,
	2001	2000	2001	2000
Annuity Premiums
Single premium fixed rate annuities	$ 96	$ 65	$174	$131
Flexible premium fixed rate annuities	41	44	79	85
Single premium variable annuities	23	72	45	145
Flexible premium variable annuities	24	19	48	36
	$184	$200	$346	$397

Sales of annuity products linked to the performance of the stock market (variable and equity-indexed annuities) were down substantially in the second quarter and first six months of 2001 compared to the same periods in 2000. Management believes this decrease was attributable to the volatile equity markets.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Life, Accident and Health Premiums and Benefits The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Statement of Operations (in millions).

Three months ended			Six months ended
June 30,			June 30,
	2001	2000	2001	2000
Premiums
Supplemental insurance products	$49	$31	$ 97	$ 62
GA Life of Puerto Rico	13	13	26	25
Life products	9	6	17	13
	$71	$50	$140	$100

Benefits
Supplemental insurance products	$40	$25	$ 79	$ 50
GA Life of Puerto Rico	7	6	14	13
Life products	5	6	13	11
	$52	$37	$106	$ 74

The increase in supplemental insurance premiums reflects the acquisition of a block of business in 2000.

Real Estate Operations GAFRI is engaged in a variety of real estate operations including hotels and a marina; GAFRI also owns various parcels of land. Revenues and expenses of these operations, including gains on disposal, are included in GAFRI's Consolidated Statement of Operations as shown below (in millions).

Three months ended			Six months ended
June 30,			June 30,
	2001	2000	2001	2000
Other income	$11.2	$10.3	$26.0	$15.3
Other expenses	7.6	7.7	14.3	13.5

Other income included a pretax gain on the sale of real estate assets of $2.1 million in the second quarter of 2001 and $10.6 million in the first six months of 2001.

Other Income Other income increased $11.7 million in the first six months of 2001 compared to the same period in 2000 due primarily to income from the sale of real estate and, to a lesser extent, increased fees earned on GAFRI's variable annuity and life business.

Realized Losses Realized losses on securities includes the following provisions for other than temporary impairment: second quarter of 2001 and 2000 - $20.5 million and $1.2 million; six months of 2001 and 2000 - $23.0 million and $1.2 million, respectively.

Annuity Benefits Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. In the second quarter and first six months of 2000, annuity benefits also included $14.2 million related to a class action lawsuit settlement. The majority of GAFRI's fixed rate annuity products permit GAFRI to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread.

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

GAFRI's equity-indexed fixed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products through the purchase of call options on the appropriate index. GAFRI's strategy is designed so that an increase in the liabilities due to an increase in the market index will be substantially offset by unrealized gains on the call options. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Adjusting these derivatives to market value had virtually no net effect on annuity benefits in the first six months of 2001.

Insurance Acquisition Expenses Insurance acquisition expenses include amortization of deferred policy acquisition costs ("DPAC") as well as commissions on sales of life insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $5.7 million in the first six months of 2001 and $6.4 million in the first six months of 2000.

Interest and Other Debt Expenses The decrease in interest and other debt expenses in the second quarter and first six months of 2001 compared to the same periods in 2000 is due primarily to lower bank borrowings as well as lower interest rates on these borrowings.

Other Expenses In the second quarter of 2000, the Company recorded a charge of $32.5 million for liabilities related to various litigation in which the Company or one of its subsidiaries is a defendant ($18.3 million of that charge was included in other expenses; $14.2 million of that charge was included in annuity benefits expense). The charge represents amounts that the Company agreed to pay and estimates of the ultimate liability in certain cases not yet finalized. The most significant case included in this charge was a policyholder class action was approved for settlement in the fourth quarter of 2000.

Equity in Earnings of Affiliate Equity in earnings of affiliate in 2000 represents GAFRI's proportionate share of the results of Chiquita Brands International. In 2001, due to Chiquita's restructuring plans, GAFRI suspended accounting for Chiquita under the equity method and reclassified its $2.7 million investment to "Equity securities" in the consolidated balance sheet at June 30, 2001 (See Note B.)

Recent Accounting Standards In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill will no longer be amortized beginning January 1, 2002, but will be subject to an impairment test at least annually. A transitional test for impairment is required to be completed in 2002 with any resulting writedown reported during the first quarter as a cumulative effect of a change in accounting principle. Based on goodwill recorded at June 30, 2001, management expects that goodwill amortization in 2002 would have been less than $2 million.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART II

OTHER INFORMATION

Item 3

Quantitative and Qualitative Disclosure at Market Risk

As of June 30, 2001, there were no material changes to the information provided in GAFRI's Form 10-K for 2000 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4

Submission of Matters to a Vote of Security Holders

The Registrant's Annual Stockholders' Meeting was held May 23, 2001. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. All of the nominees for director proposed by the Registrant were elected to the board of Directors.

In addition to the election of directors, stockholders (representing approximately 95% of the voting shares) also voted to approve an amendment to the GAFRI 1994 Stock Option Plan to increase the maximum number of options to be granted from 3,000,000 to 4,000,000 [Proposal 2.]

The votes cast for, against, and the number withheld or abstentions as to each matter voted on at the 2001 Annual Meeting is set forth below:
	For	Against	Withheld/Abstain
Election of Directors:
Carl H. Lindner	40,892,299	NA	36,955
S. Craig Lindner	40,738,731	NA	190,523
Robert A. Adams	40,719,395	NA	209,859
Ronald G. Joseph	40,910,500	NA	18,754
John T. Lawrence	40,911,259	NA	17,995
William R. Martin	40,909,528	NA	19,726
Ronald W. Tysoe	40,909,667	NA	19,587

Proposal 2	40,259,277	662,630	7,347
________________
NA - Not Applicable

Item 6

Exhibits and Reports on Form 8-K

(a)  Exhibits:  none

(b)  Reports on Form 8-K:  none

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
GREAT AMERICAN FINANCIAL RESOURCES, Inc.

August 14, 2001	BY:/s/Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer