Form 10-Q
period 2001-09-30
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2001-11-14
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2001	Commission File No. 1-11632
GREAT AMERICAN FINANCIAL RESOURCES, INC.
Incorporated under the Laws of Delaware	IRS Employer I.D. No. 06-1356481
250 East Fifth Street, Cincinnati, Ohio 45202
(513) 333-5300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

As of November 1, 2001, there were 42,315,365 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

FINANCIAL INFORMATION

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	September 30,	December 31,
	2001	2000
Assets
Investments:
Fixed maturities - at market
(amortized cost - $6,279.2 and $6,088.0)	$6,499.4	$6,117.1
Equity securities - at market
(cost - $38.1 and $30.5)	58.7	67.9
Investment in affiliate	-	2.7
Mortgage loans on real estate	24.3	24.4
Real estate	68.7	72.2
Policy loans	214.8	213.5
Short-term investments	103.5	49.5
Total investments	6,969.4	6,547.3

Cash	38.7	38.0
Accrued investment income	91.4	99.2
Unamortized insurance acquisition costs, net	541.3	487.9
Other assets	249.7	269.8
Variable annuity assets (separate accounts)	453.8	533.7

	$8,344.3	$7,975.9

Liabilities and Capital
Annuity benefits accumulated	$5,717.5	$5,543.7
Life, accident and health reserves	614.7	599.4
Notes payable	224.0	151.9
Payable to affiliates, net	103.4	85.8
Deferred taxes on unrealized gains	75.9	22.6
Accounts payable, accrued expenses and other
liabilities	203.7	149.2
Variable annuity liabilities (separate accounts)	453.8	533.7
Total liabilities	7,393.0	7,086.3

Mandatorily redeemable preferred securities
of subsidiary trusts	142.9	217.9

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
- 42,313,613 and 42,302,788 shares outstanding	42.3	42.3
Capital surplus	348.2	348.5
Retained earnings	273.4	237.0
Unrealized gains on marketable securities, net	144.5	43.9
Total stockholders' equity	808.4	671.7

	$8,344.3	$7,975.9

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

Three months ended			Nine months ended
September 30,			September 30,
	2001	2000	2001	2000
Revenues:
Life, accident and health premiums	$ 69.1	$ 66.5	$208.8	$166.1
Net investment income	129.2	124.5	376.9	372.5
Realized gains (losses)	(1.3)	18.5	(25.8)	14.8
Other income	25.3	26.7	76.0	65.7
	222.3	236.2	635.9	619.1
Costs and Expenses:
Annuity benefits	74.0	72.2	214.0	218.0
Life, accident and health benefits	53.9	50.7	160.2	124.3
Insurance acquisition expenses	22.9	16.8	64.0	50.8
Trust preferred distribution requirement	4.6	4.6	13.8	13.8
Interest and other debt expenses	2.4	3.6	7.9	10.9
Other expenses	37.6	41.3	115.8	137.3
	195.4	189.2	575.7	555.1

Operating earnings before income taxes	26.9	47.0	60.2	64.0
Provision for income taxes	8.5	15.0	18.3	17.5

Net operating earnings	18.4	32.0	41.9	46.5

Equity in loss of affiliate, net of tax	-	(1.5)	-	(0.5)

Income before accounting change	18.4	30.5	41.9	46.0
Cumulative effect of accounting change, net of tax	-	-	(5.5)	-

Net Income	$ 18.4	$ 30.5	$ 36.4	$ 46.0

Earnings per common share:
Basic earnings per common share:
Income before accounting change	$0.43	$0.72	$0.99	$1.09
Accounting change	-	-	(0.13)	-
Net Income	$0.43	$0.72	$0.86	$1.09

Diluted earnings per common share:
Income before accounting change	$0.43	$0.72	$0.98	$1.08
Accounting change	-	-	(0.13)	-
Net Income	$0.43	$0.72	$0.85	$1.08

Average number of common shares:
Basic	42.3	42.3	42.3	42.3
Diluted	42.7	42.8	42.7	42.7

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)
	Nine months ended
	September 30,
	2001	2000
Common Stock:
Balance at beginning of period	$ 42.3	$ 42.4
Common Stock retired	-	(0.1)
Balance at end of period	$ 42.3	$ 42.3

Capital Surplus:
Balance at beginning of period	$348.5	$349.7
Common Stock issued	0.5	0.6
Common Stock retired	(0.3)	(1.8)
Capital transaction of subsidiary	(0.5)	-
Balance at end of period	$348.2	$348.5

Retained Earnings:
Balance at beginning of period	$237.0	$186.5
Net income	36.4	46.0
Balance at end of period	$273.4	$232.5

Unrealized Gains (Losses), Net:
Balance at beginning of period	$ 43.9	($ 52.9)
Change during period	100.6	21.2
Balance at end of period	$144.5	($ 31.7)

Comprehensive Income:
Net income	$ 36.4	$ 46.0
Other comprehensive income - change in net
unrealized gains	100.6	21.2
Comprehensive income	$137.0	$ 67.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Nine months ended
	September 30,
	2001	2000
Cash Flows from Operating Activities:
Net income	$ 36.4	$ 46.0
Adjustments:
Equity in loss of affiliate, net of tax	-	0.5
Cumulative effect of accounting change	5.5	-
Increase in life, accident and health reserves	34.2	67.1
Benefits to annuity policyholders	214.0	218.0
Amortization of insurance acquisition costs	64.0	50.8
Depreciation and amortization	8.9	6.8
Realized (gains) losses	25.8	(14.8)
Increase in insurance acquisition costs	(111.4)	(106.8)
Other, net	(13.2)	(18.7)
	264.2	248.9

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(884.6)	(580.8)
Equity securities	(3.3)	(3.1)
Real estate, mortgage loans and other assets	(10.2)	(12.5)
Maturities and redemptions of fixed maturity investments	387.3	281.6
Sales of:
Fixed maturity investments	309.3	296.4
Equity securities	1.2	20.8
Real estate, mortgage loans and other assets	20.4	1.1
Decrease (increase) in policy loans	(1.3)	2.5
	(181.2)	6.0

Cash Flows from Financing Activities:
Fixed annuity receipts	454.2	359.9
Annuity surrenders, benefits and withdrawals	(483.0)	(564.5)
Net transfers (to) from variable annuity assets	3.2	(44.3)
Additions to notes payable	87.5	2.0
Reductions of notes payable	(15.4)	(51.2)
Issuance of Common Stock	0.5	0.6
Retirement of Common Stock	(0.3)	(1.9)
Repurchase of trust preferred securities	(75.0)	(1.4)
	(28.3)	(300.8)

Net increase (decrease) in cash and short-term investments	54.7	(45.9)
Beginning cash and short-term investments	87.5	119.6
Ending cash and short-term investments	$142.2	$ 73.7

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

American Financial Group, Inc. ("AFG") and its subsidiaries owned 83% of GAFRI's Common Stock at November 1, 2001.

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

Emerging Issues Task Force Issue No. 99-20 ("EITF 99-20") established a new standard for recognizing impairment of certain asset-backed investments. Impairment losses on these investments must be recognized when (i) the fair value of the security is less than its carrying value and (ii) there has been an adverse change in the expected cash flows. The new standard became effective on April 1, 2001. Impairment losses on initial application of this rule were recognized as the cumulative effect of an accounting change. Subsequent impairments are recognized as a component of net realized gains and losses.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Investment in Affiliate GAFRI's investments in equity securities of companies that are 20% to 50% owned by AFG and its subsidiaries are generally carried at cost, adjusted for a proportionate share of their undistributed earnings or losses.

Due to Chiquita's announced intention to pursue a plan to restructure its public debt, GAFRI wrote down its investment in Chiquita common stock to market value at December 31, 2000. In 2001, GAFRI suspended accounting for the investment under the equity method due to the expected restructuring, and reclassified the investment to "Equity securities."

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

Derivatives included in GAFRI's balance sheet consist primarily of investments in common stock warrants (included in equity securities), the equity-based component of certain annuity products (included in annuity benefits accumulated) and call options (included in other assets) used to mitigate the risk embedded in the equity-indexed annuity products.

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

GA Life of Puerto Rico sells in-home life and supplemental health products through a network of company-employed agents.  Sales in Puerto Rico accounted for approximately 20% of GAFRI's life, accident and health premiums in the first nine months of 2001 and 2000.

Corporate and other consists primarily of GAFRI (parent) and AAG Holding.

The following table shows GAFRI's revenues and operating profit by significant business segment (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues
Life and annuity products	$147.8	$143.2	$431.4	$413.8
Supplemental insurance products	57.1	57.6	175.8	140.3
GA Life of Puerto Rico	16.3	14.7	47.6	43.7
Corporate and other	2.4	2.2	6.9	6.5
Total operating revenues	223.6	217.7	661.7	604.3

Realized gains (losses)	(1.3)	18.5	(25.8)	14.8
Total revenues per income statement	$222.3	$236.2	$635.9	$619.1

Operating profit - pretax
Life and annuity products (excluding litigation charges)	$ 31.7	$ 35.4	$102.7	$105.0
Supplemental insurance products	-	0.5	(0.9)	(2.2)
GA Life of Puerto Rico	2.7	2.5	7.7	6.7
Litigation charges	-	-	-	(32.5)
Corporate and other	(6.2)	(9.9)	(23.5)	(27.8)
Pretax earnings from operations	28.2	28.5	86.0	49.2

Realized gains (losses)	(1.3)	18.5	(25.8)	14.8
Total pretax income per income
statement	$ 26.9	$ 47.0	$ 60.2	$ 64.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

D. Investment in Affiliate

Investment in affiliate at December 31, 2000, reflects GAFRI's 4% ownership (2.7 million shares) of the common stock of Chiquita Brands International. AFG and its other subsidiaries own an additional 28% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods.

In January 2001, Chiquita announced a restructuring initiative that included discontinuing all interest and principal payments on its public debt. A restructuring is expected to result in the conversion of a significant portion of Chiquita's $862 million in public debt into common equity.

The market value of GAFRI's investment in Chiquita was approximately $2.7 million at December 31, 2000.

E. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	September 30,	December 31,
	2001	2000

Deferred policy acquisition costs	$589.6	$536.9
Present value of future profits acquired	85.9	93.4
Unearned revenues	(134.2)	(142.4)
	$541.3	$487.9

F. Notes Payable

Notes payable consisted of the following (in millions):

September 30,		December 31,
2001		2000

Direct obligations of GAFRI	$ 1.7	$ 2.0
Obligations of AAG Holding (guaranteed by GAFRI):
6-7/8% Senior Notes due 2008	100.0	100.0
Bank Credit Line	121.1	48.5
Other subsidiary debt	1.2	1.4
Total	$224.0	$151.9

In January 2001, AAG Holding replaced its existing bank line with a $155 million unsecured credit agreement. Loans under the credit agreement mature on December 31, 2004. At September 30, 2001, the weighted-average interest rate on amounts borrowed under its credit line was 3.74%.

In September 2001, GAFRI borrowed under its credit agreement in connection with the redemption of its ROPES.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At September 30, 2001, scheduled principal payments on debt for the remainder of 2001 and the subsequent five years were as follows (in millions):

2001	2002	2003	2004	2005	2006
$0.2	$0.7	$0.6	$121.3	$0.2	$0.2

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

Date of				Optional
Issuance	Issue (Maturity Date)	09/30/01	12/31/00	Redemption Dates
November 1996	9-1/4% TOPrS* (2026)	$72,912,500	$72,912,500	On or after 11/7/2001
March 1997	8-7/8% Pfd (2027)	70,000,000	70,000,000	On or after 3/1/2007
May 1997	7-1/4% ROPES** (2041)	-	75,000,000	Redeemed 9/28/2001

*  Trust Originated Preferred Securities

** Remarketed Par Securities

H. Stockholders' Equity

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

At September 30, 2001, there were 4.0 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans. Under the plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

The change in net unrealized gains on marketable securities for the nine months ended September 30 included the following (in millions):

	2001			2000
	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains on securities arising during the period	$129.6	($44.8)	$ 84.8	$46.0	($15.3)	$30.7
Realized losses (gains) on securities	24.3	(8.5)	15.8	(14.6)	5.1	(9.5)
Change in net unrealized gains on marketable securities	$153.9	($53.3)	$100.6	$31.4	($10.2)	$21.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

I. Earnings Per Share

The number of common shares outstanding used in calculating diluted earnings per share in both the third quarter and first nine months of 2001 includes 0.4 million shares compared to 0.5 million shares for the third quarter of 2000 and 0.4 million shares for the first nine months of 2000 for the effect of the assumed exercise of GAFRI's dilutive stock options.

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

K. Additional Information

Statutory Information of Great American Life Insurance Company Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	September 30,	December 31,
	2001	2000
Capital and surplus	$335.0	$362.5
Asset valuation reserve	81.4	75.6
Interest maintenance reserve	4.4	3.3

Nine months ended September 30,
	2001	2000
Pretax income from operations	$62.8	$64.1
Net income from operations	39.6	50.4
Net income	24.1	47.5

The amount of dividends which can be paid by GALIC without prior approval of regulatory authorities is subject to restrictions relating to capital and surplus and statutory net income. Based on net income for the year ended December 31, 2000, GALIC may pay $52.1 million in dividends in 2001 without prior approval. In the first nine months of 2001, GALIC paid $18.0 million in dividends.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Information   GAFRI has guaranteed all of the outstanding debt of AAG Holding and the preferred securities of the Trusts. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	TOTAL	ALL OTHER	CONS	TOTAL
SEPTEMBER 30, 2001	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 21.3	$ -	$ -	$7,003.0	($ 16.2)	$7,008.1
Investment in subsidiaries	728.5	1,108.3	-	0.9	(1,837.7)	-
Notes receivable from AAG Holding	102.4	-	154.6	-	(257.0)	-
Unamortized insurance acquisition costs, net	-	-	-	541.3	-	541.3
Other assets	25.5	15.8	2.9	259.6	37.3	341.1
Variable annuity assets (separate accounts)	-	-	-	453.8	-	453.8
	$877.7	$1,124.1	$157.5	$8,258.6	($2,073.6)	$8,344.3

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$6,336.9	($ 4.7)	$6,332.2
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to Trusts	-	154.6	-	-	(154.6)	-
Other notes payable	1.9	221.2	-	1.0	(0.1)	224.0
Other liabilities	67.4	-	2.9	328.3	(15.6)	383.0
Variable annuity liabilities (separate accounts)	-	-	-	453.8	-	453.8
	69.3	478.2	2.9	7,120.1	(277.5)	7,393.0

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	150.0	-	(7.1)	142.9

Total stockholders' equity	808.4	645.9	4.6	1,138.5	(1,789.0)	808.4
	$877.7	$1,124.1	$157.5	$8,258.6	($2,073.6)	$8,344.3

DECEMBER 31, 2000

Assets
Cash and investments	$ 30.0	$ -	$ -	$6,571.4	($ 16.1)	$6,585.3
Investment in subsidiaries	580.6	978.8	-	1.0	(1,560.4)	-
Notes receivable from AAG Holding	102.4	-	232.0	-	(334.4)	-
Unamortized insurance acquisition costs, net	-	-	-	487.9	-	487.9
Other assets	30.5	11.8	6.0	291.7	29.0	369.0
Variable annuity assets (separate accounts)	-	-	-	533.7	-	533.7
	$743.5	$990.6	$238.0	$7,885.7	($1,881.9)	$7,975.9

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$6,147.8	$ (4.7)	$6,143.1
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to Trusts	-	232.0	-	-	(232.0)	-
Other notes payable	2.0	148.5	-	1.4	-	151.9
Other liabilities	69.8	-	6.1	208.8	(27.1)	257.6
Variable annuity liabilities (separate accounts)	-	-	-	533.7	-	533.7
	71.8	482.9	6.1	6,891.8	(366.3)	7,086.3

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	225.0	-	(7.1)	217.9

Total stockholders' equity	671.7	507.7	6.9	993.9	(1,508.5)	671.7
	$743.5	$990.6	$238.0	$7,885.7	($1,881.9)	$7,975.9

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDING		AAG	TOTAL	ALL OTHER	CONS	TOTAL
SEPTEMBER 30, 2001	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 69.1	$ -	$ 69.1
Net investment income and other revenue	6.5	-	-	152.4	(5.7)	153.2
Interest income on AAG Holding notes	-	-	4.9	-	(4.9)	-
Equity in earnings of subsidiaries	23.3	32.0	-	-	(55.3)	-
	29.8	32.0	4.9	221.5	(65.9)	222.3

Costs and Expenses:
Insurance benefits and expenses	-	-	-	150.8	-	150.8
Interest expense on AAG Holding notes	-	4.9	-	-	(4.9)	-
Other interest and debt expenses	-	4.9	-	-	2.1	7.0
Other expenses	2.9	1.7	-	36.2	(3.2)	37.6
	2.9	11.5	-	187.0	(6.0)	195.4

Operating earnings before income taxes	26.9	20.5	4.9	34.5	(59.9)	26.9
Provision for income taxes	8.5	7.1	-	10.7	(17.8)	8.5

Net income	$18.4	$13.4	$4.9	$ 23.8	($42.1)	$ 18.4

FOR THE NINE MONTHS ENDING
SEPTEMBER 30, 2001

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$208.8	$ -	$208.8
Net investment income and other revenue	19.9	-	-	422.5	(15.3)	427.1
Interest income on AAG Holding notes	-	-	14.7	-	(14.7)	-
Equity in earnings of subsidiaries	50.6	79.0	-	-	(129.6)	-
	70.5	79.0	14.7	631.3	(159.6)	635.9

Costs and Expenses:
Insurance benefits and expenses	-	-	-	438.2	-	438.2
Interest expense on AAG Holding notes	-	14.7	-	-	(14.7)	-
Other interest and debt expenses	0.1	15.1	-	-	6.5	21.7
Other expenses	10.2	6.4	-	106.8	(7.6)	115.8
	10.3	36.2	-	545.0	(15.8)	575.7

Operating earnings before income taxes	60.2	42.8	14.7	86.3	(143.8)	60.2
Provision for income taxes	18.3	14.6	-	26.0	(40.6)	18.3

Income before accounting change	41.9	28.2	14.7	60.3	(103.2)	41.9

Cumulative effect of accounting change, net of tax	(5.5)	-	-	(5.5)	5.5	(5.5)

Net income	$36.4	$28.2	$14.7	$ 54.8	($ 97.7)	$ 36.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDING		AAG	TOTAL	ALL OTHER	CONS	TOTAL
SEPTEMBER 30, 2000	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 66.5	$ -	$ 66.5
Net investment income and other revenue	33.7	-	-	141.3	(5.3)	169.7
Interest income on AAG Holding notes	-	-	4.9	-	(4.9)	-
Equity in earnings of subsidiaries	15.3	58.8	-	-	(74.1)	-
	49.0	58.8	4.9	207.8	(84.3)	236.2

Costs and Expenses:
Insurance benefits and expenses	-	-	-	139.7	-	139.7
Interest expense on AAG Holding notes	-	4.9	-	-	(4.9)	-
Other interest and debt expenses	-	6.1	-	-	2.1	8.2
Other expenses	2.0	4.2	-	37.7	(2.6)	41.3
	2.0	15.2	-	177.4	(5.4)	189.2

Operating earnings before income taxes	47.0	43.6	4.9	30.4	(78.9)	47.0
Provision for income taxes	15.0	15.5	-	10.2	(25.7)	15.0

Net operating earnings	32.0	28.1	4.9	20.2	(53.2)	32.0

Equity in loss of affiliate, net of tax	(1.5)	-	-	-	-	(1.5)

Net income	$30.5	$28.1	$4.9	$ 20.2	($53.2)	$ 30.5

FOR THE NINE MONTHS ENDING
SEPTEMBER 30, 2000

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$166.1	$ -	$166.1
Net investment income and other revenue	47.9	-	-	421.6	(16.5)	453.0
Interest income on AAG Holding notes	-	-	14.7	-	(14.7)	-
Equity in earnings of subsidiaries	24.5	89.4	-	-	(113.9)	-
	72.4	89.4	14.7	587.7	(145.1)	619.1

Costs and Expenses:
Insurance benefits and expenses	-	-	-	393.1	-	393.1
Interest expense on AAG Holding notes	-	14.7	-	-	(14.7)	-
Other interest and debt expenses	0.1	18.1	-	0.1	6.4	24.7
Other expenses	8.3	9.7	-	127.6	(8.3)	137.3
	8.4	42.5	-	520.8	(16.6)	555.1

Operating earnings before income taxes	64.0	46.9	14.7	66.9	(128.5)	64.0
Provision for income taxes	17.5	16.5	-	21.4	(37.9)	17.5

Net operating earnings	46.5	30.4	14.7	45.5	(90.6)	46.5

Equity in loss of affiliate, net of tax	(0.5)	-	-	-	-	(0.5)

Net income	$46.0	$30.4	$14.7	$ 45.5	($90.6)	$ 46.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE NINE MONTHS ENDING		AAG	TOTAL	ALL OTHER	CONS	TOTAL
SEPTEMBER 30, 2001	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$36.4	$28.2	$14.7	$ 54.8	($97.7)	$ 36.4
Adjustments:
Cumulative effect of accounting change	5.5	-	-	5.5	(5.5)	5.5
Equity in undistributed earnings of subsidiaries and affiliates	(35.8)	(34.0)	-	-	69.8	-
Increase in life, accident and health reserves	-	-	-	34.2	-	34.2
Benefits to annuity policyholders	-	-	-	214.0	-	214.0
Amortization of insurance acquisition costs	-	-	-	64.0	-	64.0
Depreciation and amortization	0.5	3.7	-	4.7	-	8.9
Realized losses	2.7	-	-	23.1	-	25.8
Increase in insurance acquisition costs	-	-	-	(111.4)	-	(111.4)
Other, net	2.6	(15.0)	-	0.7	(1.5)	(13.2)
	11.9	(17.1)	14.7	289.6	(34.9)	264.2

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(898.1)	-	(898.1)
Maturities and redemptions of fixed maturity investments	-	-	-	387.3	-	387.3
Sales of investments and other assets	7.7	-	-	323.2	-	330.9
Decrease in policy loans	-	-	-	(1.3)	-	(1.3)
Decrease in intercompany notes receivable	(1.5)	-	-	-	1.5	-
	6.2	-	-	(188.9)	1.5	(181.2)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	454.2	-	454.2
Annuity surrenders, benefits and withdrawals	-	-	-	(483.0)	-	(483.0)
Net transfers from variable annuity assets	-	-	-	3.2	-	3.2
Additions to notes payable	0.1	87.4	-	-	-	87.5
Reductions of notes payable	(0.2)	(14.8)	-	(0.4)	-	(15.4)
Issuance of Common Stock	0.5	-	-	-	-	0.5
Capital contribution from parent (to subsidiary)	(19.5)	19.5	-	(18.7)	18.7	-
Retirement of Common Stock	(0.3)	-	-	-	-	(0.3)
Redemption of ROPES	-	(75.0)	-	-	-	(75.0)
Trust dividend requirements	-	-	(14.7)	-	14.7	-
	(19.4)	17.1	(14.7)	(44.7)	33.4	(28.3)

Net increase (decrease) in cash and short-term investments	(1.3)	-	-	56.0	-	54.7
Beginning cash and short-term investments	3.2	-	-	84.3	-	87.5

Ending cash and short-term investments	$ 1.9	$ -	$ -	$140.3	$ -	$142.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE NINE MONTHS ENDING		AAG	TOTAL	ALL OTHER	CONS	TOTAL
SEPTEMBER 30, 2000	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$46.0	$30.4	$14.7	$ 45.5	($90.6)	$ 46.0
Adjustments:
Equity in undistributed earnings of subsidiaries and affiliates	(15.0)	(20.1)	-	-	35.6	0.5
Increase in life, accident and health reserves	-	-	-	67.1	-	67.1
Benefits to annuity policyholders	-	-	-	203.8	-	203.8
Amortization of insurance acquisition costs	-	-	-	50.8	-	50.8
Depreciation and amortization	0.7	5.8	-	0.3	-	6.8
Realized (gains) losses	(27.5)	-	-	12.7	-	(14.8)
Increase in insurance acquisition costs	-	-	-	(106.8)	-	(106.8)
Other, net	9.1	(8.7)	-	(2.9)	(2.0)	(4.5)
	13.3	7.4	14.7	270.5	(57.0)	248.9

Cash Flows from Investing Activities:
Purchases of investments and other assets	(2.5)	-	-	(593.9)	-	(596.4)
Maturities and redemptions of fixed maturity investments	0.6	-	-	317.7	-	318.3
Sales of investments and other assets	35.8	-	-	245.8	-	281.6
Decrease in policy loans	-	-	-	2.5	-	2.5
Decrease in intercompany notes receivable	0.1	-	-	-	(0.1)	-
	34.0	-	-	(27.9)	(0.1)	6.0

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	359.9	-	359.9
Annuity surrenders, benefits and withdrawals	-	-	-	(564.5)	-	(564.5)
Net transfers to variable annuity assets	-	-	-	(44.3)	-	(44.3)
Additions to notes payable	-	2.0	-	-	-	2.0
Reductions of notes payable	(0.2)	(50.5)	-	(0.5)	-	(51.2)
Issuance of Common Stock	0.6	-	-	-	-	0.6
Capital contribution from parent (to subsidiary)	(41.1)	41.1	-	(42.4)	42.4	-
Retirement of Common Stock	(1.9)	-	-	-	-	(1.9)
Repurchase of trust preferred securities	-	-	-	(1.4)	-	(1.4)
Trust dividend requirements	-	-	(14.7)	-	14.7	-
	(42.6)	(7.4)	(14.7)	(293.2)	57.1	(300.8)

Net increase (decrease) in cash and short-term investments	4.7	-	-	(50.6)	-	(45.9)
Beginning cash and short-term investments	1.1	-	-	118.5	-	119.6

Ending cash and short-term investments	$ 5.8	$ -	$ -	$ 67.9	$ -	$ 73.7

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios   GAFRI's consolidated debt to capital ratio was 22% at September 30, 2001. Capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains on marketable securities).

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 2001, the capital ratio of GAFRI's principal insurance subsidiary was 4.1 times its authorized control level RBC.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Sources and Uses of Funds   To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use cash and investments on hand, capital distributions from their principal subsidiary, Great American Life Insurance Company ("GALIC") and bank borrowings.  The amount of capital distributions which can be paid by GALIC is subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC in 2001 without prior regulatory approval is $52.1 million. In the first nine months of 2001, GALIC paid $18.0 million in dividends and GAFRI made a capital contribution of $10 million to GALIC.

In the third quarter of 2000, GAFRI paid down approximately $50 million of its bank credit line using cash on hand. In January 2001, the Company replaced its existing agreement with a $155 million unsecured credit agreement which matures on December 31, 2004. In September 2001, GAFRI redeemed its ROPES for $75 million in cash using bank borrowings. At September 30, 2001, GAFRI (parent) had over $30 million available under its bank credit line.

Based upon the current level of operations and anticipated growth, GAFRI believes that it will have sufficient resources to meet its liquidity requirements.

Investments   GAFRI invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at September 30, 2001. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At September 30, 2001, 92% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that the high credit quality of GAFRI's investment portfolio should generate a stable and predictable investment return.

At September 30, 2001, GAFRI's mortgage-backed securities ("MBSs") portfolio represented approximately one-third of its fixed maturity investments. GAFRI invests primarily in MBSs which have a lower risk of prepayment. In addition, the majority of MBSs held by GAFRI were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

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

Three months ended September 30,			Nine months ended September 30,
GAFRI (Consolidated):	2001	2000	2001	2000
Revenues per income statement	$222.3	$236.2	$635.9	$619.1
Add back (subtract) realized losses (gains)	1.3	(18.5)	25.8	(14.8)
Core operating revenues	223.6	217.7	661.7	604.3

Expenses per income statement	195.4	189.2	575.7	555.1
Less litigation charges included in annuity benefits	-	-	-	14.2
Less litigation charges included in other expenses	-	-	-	18.3
Core operating expenses	195.4	189.2	575.7	522.6

Core operating earnings before tax	28.2	28.5	86.0	81.7
Income tax expense	9.0	8.5	27.4	23.7
Net core operating earnings	$ 19.2	$ 20.0	$ 58.6	$ 58.0

Net core operating earnings per common share (diluted)	$ 0.45	$ 0.47	$ 1.37	$ 1.36

Retirement Products   The following table summarizes GAFRI's premiums for its retirement annuities (in millions).

Three months ended			Nine months ended
September 30,			September 30,
	2001	2000	2001	2000
Annuity Premiums
Single premium fixed rate annuities	$130	$ 61	$304	$195
Flexible premium fixed rate annuities	32	29	111	111
Single premium variable annuities	29	56	74	201
Flexible premium variable annuities	20	19	68	55
	$211	$165	$557	$562

Sales of variable annuity products linked to the performance of the stock market were down substantially in the third quarter and first nine months of 2001 compared to the same periods in 2000. Management believes this decrease was attributable to the volatile equity markets.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Life, Accident and Health Premiums and Benefits   The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

Three months ended			Nine months ended
September 30,			September 30,
	2001	2000	2001	2000
Premiums
Supplemental insurance products	$46	$46	$143	$108
GA Life of Puerto Rico	14	12	40	37
Life products	9	8	26	21
	$69	$66	$209	$166

Benefits
Supplemental insurance products	$40	$39	$119	$ 88
GA Life of Puerto Rico	7	5	21	18
Life products	7	7	20	18
	$54	$51	$160	$124

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

Three months ended			Nine months ended
September 30,			September 30,
	2001	2000	2001	2000
Other income	$13.8	$14.1	$39.8	$29.4
Other expenses	9.7	9.1	24.0	22.6

Other income included a pretax gain on the sale of real estate assets of $10.6 million in the first nine months of 2001.

Other Income   Other income increased $10.3 million in the first nine months of 2001 compared to the same period in 2000 due primarily to income from the sale of real estate and, to a lesser extent, increased fees earned on GAFRI's variable annuity and life business. These increases were partially offset by lower revenues at GAFRI's insurance agency and broker/dealer subsidiaries.

Realized Gains (Losses)   Realized gains (losses) on securities includes the following provisions for other than temporary impairment: third quarter of 2001 and 2000 - $11.3 million and $1.2 million; nine months of 2001 and 2000 - $34.3 million and $2.4 million, respectively.

In September 2000, GAFRI realized a pre-tax gain of $27.2 million on the sale of its investment in a company engaged in the production of ethanol.

Annuity Benefits   Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. In the third quarter and first nine months of 2000, annuity benefits also included $14.2 million related to a class action lawsuit settlement. The majority of GAFRI's fixed rate annuity products permit GAFRI to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread.

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

GAFRI's equity-indexed fixed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products through the purchase of call options on the appropriate index. GAFRI's strategy is designed so that an increase in the liabilities due to an increase in the market index will be substantially offset by unrealized gains on the call options. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Adjusting these derivatives to market value had less than a $1 million net effect on annuity benefits in the first nine months of 2001.

Insurance Acquisition Expenses   Insurance acquisition expenses include amortization of deferred policy acquisition costs ("DPAC") as well as commissions on sales of life insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $7.3 million in the first nine months of 2001 and $9.2 million in the first nine months of 2000.

Interest and Other Debt Expenses   The decrease in interest and other debt expenses in the third quarter and first nine months of 2001 compared to the same periods in 2000 is due primarily to lower average bank borrowings as well as lower interest rates on these borrowings.

Other Expenses   In the second quarter of 2000, the Company recorded a charge of $32.5 million for liabilities related to various litigation in which the Company or one of its subsidiaries is a defendant ($18.3 million of that charge was included in other expenses; $14.2 million of that charge was included in annuity benefits expense). The charge represents amounts that the Company agreed to pay and estimates of the ultimate liability in certain cases not yet finalized. The most significant case included in this charge was a policyholder class action which was approved for settlement in the fourth quarter of 2000.

Equity in Loss of Affiliate   Equity in loss of affiliate in 2000 represents GAFRI's proportionate share of the results of Chiquita Brands International. In 2001, due to Chiquita's restructuring plans, GAFRI suspended accounting for Chiquita under the equity method.

Cumulative Effect of Accounting Change   The cumulative effect of accounting change represents the implementation of a new accounting standard (EITF 99-20) which resulted in a write down of $8.4 million ($5.5 million or $.13 per share after tax)of the carrying value of certain collateralized debt obligations as of April 1, 2001.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Recent Accounting Standards   In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill will no longer be amortized beginning January 1, 2002, but will be subject to an impairment test at least annually. A transitional test for impairment is required to be completed in 2002 with any resulting writedown reported during the first quarter as a cumulative effect of a change in accounting principle. Based on goodwill recorded at September 30, 2001, management expects that goodwill amortization in 2002 would have been less than $2 million.

______________________________________________________________________

PART II

OTHER INFORMATION

Item 3

Quantitative and Qualitative Disclosure at Market Risk

As of September 30, 2001, there were no material changes to the information provided in GAFRI's Form 10-K for 2000 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6

Exhibits and Reports on Form 8-K

(a)  Exhibits:  none

(b)  Reports on Form 8-K:  none

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
GREAT AMERICAN FINANCIAL RESOURCES, Inc.

November 14, 2001	BY:/s/Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer