Form 10-K405
period 2001-12-31
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2002-03-29
CIK 894651

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934
For the Fiscal Year Ended	Commission File
December 31, 2001	No. 1-11632

GREAT AMERICAN FINANCIAL RESOURCES, INC.
Incorporated under	IRS Employer I.D.
the Laws of Delaware	No. 06-1356481

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2002, there were 42,345,679 shares of the Registrant's Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates at that date was approximately $126.0 million based upon non-affiliate holdings of 7,285,684 shares and a market price of $17.30 per share.

Documents Incorporated by Reference:

Proxy Statement for the 2002 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).

GREAT AMERICAN FINANCIAL RESOURCES, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

Part I
		Page
Item 1.	Business
	Introduction	1
	Annuities	1
	GALIC's Life Operations	5
	Supplemental Insurance	5
	GA Life of Puerto Rico	5
	Investments	5
	Independent Ratings	7
	Competition	7
	Regulation	8
	Foreign Operations	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	*

Part II

Item 5.	Market for Registrant's Common Equity and Related
	Stockholder Matters	11
Item 6.	Selected Financial Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	**
Item 8.	Financial Statements and Supplementary Data	22
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	*
Part III

Item 10.	Directors and Executive Officers of the Registrant	22
Item 11.	Executive Compensation	22
Item 12.	Security Ownership of Certain Beneficial Owners and Management	22
Item 13.	Certain Relationships and Related Transactions	22

Part IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports
	On Form 8-K	S-1

(*)  The response to this item is "none".
(**) Included in Management's Discussion and Analysis of Financial Condition
     and Results of Operations.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORWARD-LOOKING STATEMENTS

This Form 10-K, chiefly in Items 1, 3, 5, 7 and 8, contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects", "may", "will", "should", "seeks", "intends", "plans", "estimates", "anticipates" or the negative version of those words or other comparable terminology. Examples of such forward-looking statements relating to: expectations concerning market and other conditions and their effect on future premiums, revenues, earning and investment activities; the adequacy of reserves for environmental pollution and expected expense savings resulting from recent initiatives.

Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

•	changes in economic conditions, including interest rates, performance of securities markets, and the availability of capital;
•	regulatory actions;
•	changes in legal environment;
•	tax law changes;
•	availability of reinsurance; and
•	competitive pressures.

Forward-looking statements included in this Form 10-K are made only as of the date of this report and under Section 27A of The Securities Act and Section 21E of the Exchange Act; we do not have any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1

Business

Introduction

Great American Financial Resources, Inc. ("GAFRI" or "the Company"), which was incorporated as a Delaware corporation in 1987, is an 83%-owned subsidiary of American Financial Group, Inc. ("AFG"). GAFRI is a holding company, which markets retirement products, primarily fixed and variable annuities, and various forms of life and supplemental health insurance through its subsidiaries listed below. GAFRI and its insurance subsidiaries employ approximately 1,900 people, including approximately 500 company-employed agents in Puerto Rico.
Year
Subsidiary	acquired
Great American Life Insurance Company ("GALIC")	1992
Annuity Investors Life Insurance Company ("AILIC")	1994
Loyal American Life Insurance Company ("Loyal")	1995
Great American Life Assurance Company of Puerto Rico ("GAPR")	1997
United Teacher Associates Insurance Company ("UTA")	1999

Acquisitions in recent years have supplemented GAFRI's internal growth as the assets of the holding company and its operating subsidiaries have increased from $4.5 billion at the end of 1992 to more than $8.4 billion at the end of 2001. Premiums over the last five years were as follows (in millions):
	Premiums(1)
	2001	2000	1999	1998	1997
Life and Annuity Group
Annuity(2)	$ 750	$ 746	$588	$521	$489
Life	61	52	42	19	3
Supplemental Insurance	194	158	35	37	39
GA Life of Puerto Rico	56	52	49	48	-
	$1,061	$1,008	$714	$625	$531

    ________________

  Table does not include premiums of subsidiaries or divisions until their first full year following acquisition or formation. All periods exclude premiums of subsidiaries sold.
  Includes UTA annuities of $30 million and $19 million in 2001 and 2000, respectively.

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

The following table (in millions) presents combined financial information of GAFRI's principal annuity operations.

Generally Accepted Accounting Principles ("GAAP") Basis
	2001	2000	1999	1998	1997
Total assets	$7,456	$7,052	$6,657	$6,549	$6,289
Fixed annuity reserves	5,632	5,365	5,349	5,396	5,355
Variable annuity reserves	530	534	354	120	37
Stockholder's equity	1,023	915	801	862	770

Statutory Accounting Principles Basis
	2001	2000	1999	1998	1997
Total assets	$6,896	$6,620	$6,493	$6,159	$5,977
Fixed annuity reserves	5,729	5,536	5,564	5,538	5,469
Variable annuity reserves	530	534	354	120	37
Capital and surplus	388	363	404	350	317
Asset valuation reserve(a)	79	77	67	63	65
Interest maintenance reserve(a)	11	3	10	21	24

Annuity receipts:
Flexible premium:
First year	$ 67	$ 71	$ 55	$ 45	$ 38
Renewal	175	156	145	149	160
	242	227	200	194	198
Single premium	508	519	388	327	291
Total annuity receipts	$ 750	$ 746	$ 588	$ 521	$ 489
_______________
(a) Allocation of surplus.

Sales of annuities are affected by many factors, including: (i)competitive annuity products and rates; (ii) the general level of interest rates; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments; (viii) performance of the equity markets and (ix) general economic conditions.

Annuity contracts are generally classified as either fixed rate (including equity-indexed) or variable. The following table presents premiums by classification:
Annuity Premiums	2001	2000	1999	1998	1997
Traditional fixed	68%	50%	55%	72%	83%
Variable	27	43	35	17	9
Equity-indexed	5	7	10	11	8
	100%	100%	100%	100%	100%

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

In addition to traditional fixed rate annuities, GAFRI offers variable and equity-indexed annuities. Industry sales of such annuities have increased substantially over the last ten years as investors have sought to obtain the returns available in the equity markets while enjoying the tax-deferred status of annuities. With the downturn in the stock market during the past two years, industry wide sales of variable and equity-indexed annuities, including GAFRI sales, have decreased substantially in 2001. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder, generally without any guarantee of principal except in the case of death of the insured annuitant. Premiums directed to the variable options in policies issued by GAFRI are invested in funds maintained in separate accounts managed by various independent investment managers. GAFRI earns a fee on amounts deposited into variable accounts. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case GAFRI earns a spread on amounts deposited.

An equity-indexed fixed annuity provides policyholders with a crediting rate tied, in part, to the performance of an existing stock market index while protecting them against the related downside risk through a guarantee of principal. GAFRI purchases call options designed to offset substantially all of the increases in the liabilities associated with equity-indexed annuities. GAFRI has adopted guidelines for approving counterparties (option issuers), counterparty selection standards and counterparty credit exposure limits. At December 31, 2001, all counterparties to GAFRI's call options were rated Class 1 (highest) by the National Association of Insurance Commissioners ("NAIC").

In 2001, 2000 and 1999, 17%, 24% and 25%, respectively, of GAFRI's retirement premiums came from California. In 2001, approximately 13% of GAFRI's retirement annuity premiums came from Ohio. No other state accounted for more than 10% of premiums in those years.

The majority of GAFRI's flexible premium annuities are sold in the qualified markets under section 403(b) and 401(k) of the Internal Revenue Code. In the 403(b) market, schools and certain other not-for-profit organizations may allow employees to save for retirement through contributions made on a before-tax basis. In the 401(k) market, both for-profit and not-for-profit organizations may establish qualified retirement plans where employees are eligible to save for retirement through contributions made primarily on a before-tax basis. For federal income tax purposes, before-tax contributions and earnings are not included in the employee's taxable income until amounts are withdrawn.

Sales of GAFRI's fixed rate annuities have increased over the past two years, due in part to the weak stock market environment, as well as the development of new fixed rate products with multi-year guarantee periods and certain features designed to assist the elderly. In 2001, sales of single premium annuities, both fixed and variable, represented approximately 70% of total annuity premiums sold.

GAFRI distributes its fixed rate and equity-indexed products primarily through a network of 150 managing general agents ("MGA's") who, in turn, direct more than 750 actively producing independent agents. No one MGA represented more than 6% of total annuity premiums in 2001. In addition to the independent insurance agent channel, GAFRI also sells its annuity product lines through financial institutions. Sales of annuities from this distribution channel were approximately one-sixth of total annuity premiums in 2001.

GAFRI distributes its variable annuity products through nearly 700 actively producing registered representatives representing more than 200 broker/dealers. Approximately one-third of GAFRI's variable annuity sales in 2001 were made through the Company's wholly-owned subsidiary, Great American Advisors, Inc. ("GAA"). GAA is a broker/dealer licensed in all 50 states to sell stocks, bonds, options, mutual funds and variable insurance contracts through independent representatives and financial institutions. GAA also acts as the principal underwriter and distributor for the Company's variable annuity products.

GAFRI designs its products with certain provisions to encourage policyholders to maintain their funds with GAFRI for at least five to ten years. Partly due to these features, annuity surrenders have averaged under 11% of related statutory reserves over the past five years.

Persistency rates reflect the proportion of reserves maintained by the Company and not paid out in the form of surrenders, annuitizations or death benefits. The following table illustrates GALIC's annual persistency rates for its major product groups over the past five years.
Persistency Rates
Product Group	2001	2000	1999	1998	1997
Flexible premium	89%	87%	89%	88%	89%
Single premium	89	88	89	88	90

Persistency rates are affected by many of the same factors that affect annuity sales. Although the stock market and interest rate environment affect persistency in the Company's fixed rate annuities, management believes that its persistency rate has benefited from the two-tier design of certain of its products. Two account values are maintained for two-tier annuities -- the annuitization (or upper-tier) value and the surrender (or lower-tier) value. The annuitization value is paid upon a policyholder's death or election to annuitize (withdraw funds in a series of periodic payments for at least the minimum number of years specified in the policy). If a lump-sum payment is chosen by the policyholder, the surrender benefit is paid. GALIC's two-tier annuities are particularly attractive to policyholders who intend to accumulate funds to provide retirement income since the annuitization value is accumulated at competitive long-term interest rates. At December 31, 2001, two-tier annuities accounted for nearly half of the Company's fixed annuity reserves.

In 2001, more than three-fourths of fixed annuity premiums received were on single-tier policies. After the initial surrender charges have been reduced to zero, single-tier annuities carry one value whether the policy is surrendered or annuitized.

GAFRI is licensed to sell its fixed annuity products in all 50 states; it is licensed to sell its variable products in all states except New Hampshire and Vermont. At December 31, 2001, GAFRI had over 290,000 annuity policies in force.

GALIC's Life Operations

In 1997, GALIC began offering traditional term, universal and whole life insurance products through national marketing organizations. In 2001, GALIC's Life Operations had over 7,100 agents write at least one policy. Through this distribution channel the Company issued over $7.0 billion gross ($2.1 billion net) face amount of insurance in 2001; at year-end 2001, this operation had approximately 135,000 policies and $23 billion gross ($12 billion net) face amount of insurance in force.

Supplemental Insurance

In October 1999, GAFRI acquired UTA. UTA offers a variety of supplemental health products and annuities through independent agents. UTA's principal product offerings are annuities and coverage for Medicare supplement, cancer and long-term care. UTA utilizes endorsements from various state retired teachers associations to sell some of its products.

UTA also purchases blocks of insurance policies from other insurance companies. During 2000, UTA acquired approximately 50,000 Medicare supplement and cancer policies from various companies.

UTA employs approximately 175 people in Austin, Texas.

GAFRI sells supplemental insurance products through various subsidiaries and distribution channels. Over the last few years, GAFRI has increased the premiums of these products primarily through acquisitions.

Loyal American Life Insurance Company offers a variety of supplemental health and life products. The principal products sold by Loyal include cancer, accidental injury, short-term disability, hospital indemnity, universal life and traditional whole life. In 2001, Loyal reinsured a substantial portion of its life insurance business and expects to reduce its marketing efforts in the future.

At year-end 2001, GAFRI's operating units writing supplemental insurance products had assets of over $725 million and approximately 390,000 policies with annualized health premiums in force of $190 million and gross life insurance in force of $1.5 billion.

GA Life of Puerto Rico

GAPR sells in-home service life and supplemental health products through a network of company-employed agents. Ordinary life, cancer, credit and group life products are sold through independent agents. GAPR employs over 600 people in Puerto Rico, including 500 company-employed agents.

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

The insurance laws of the domiciliary jurisdiction of each of GAFRI's life insurance subsidiaries govern the types and amounts of investments which are permissible. These rules are designed to ensure the safety and liquidity of the insurers' investment portfolio by placing restrictions on the quality, quantity and diversification of permitted investments.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio at market value by NAIC designation (and comparable Standard & Poor's Corporation rating) at December 31, 2001.
NAIC
Rating	Comparable S&P Rating
1	AAA, AA, A	72%
2	BBB	21
	Total investment grade	93
3	BB	3
4	B	2
5	CCC, CC, C	2
6	D	*
	Total non-investment grade	7
	Total fixed maturities	100%
______________
* less than 1%

GAFRI's primary investment objective in selecting securities for its fixed maturity portfolio is to optimize interest yields while maintaining an appropriate relationship of maturities between assets and liabilities. The Company invests in bonds that have primarily intermediate-term maturities. This practice provides flexibility to respond to fluctuations in the marketplace.

At December 31, 2001, the average maturity of GAFRI's fixed maturity investments was approximately five and one-half years (including mortgage-backed securities, which had an estimated average life of approximately four and one-half years). The table below sets forth the maturities of the Company's fixed maturity investments based on their market value at December 31, 2001.
Maturity
One year or less	5%
After one year through five years	22
After five years through ten years	25
After ten years	16
68
Mortgage-backed securities	32
100%

The following table shows the performance of GAFRI's investment portfolio, excluding equity investments in an affiliate and real estate investments (dollars in millions).
	2001	2000	1999
Average cash and investments at cost	$6,582	$6,423	$6,330
Gross investment income	508	498	498
Realized gains (losses)*	(52)	8	(7)

Percentage earned:
Excluding realized gains (losses)	7.7%	7.8%	7.9%
Including realized gains (losses)	6.9%	7.9%	7.8%

*Includes charges for "other than temporary" impairment of $77.0 million, $14.3  million and $8.6 million in 2001, 2000 and 1999, respectively.

Independent Ratings

The Company's principal insurance subsidiaries ("Insurance Companies") are rated by Standard & Poor's and A.M. Best. GALIC is rated A3 (good financial security) by Moody's. Such ratings are generally based on items of concern to policyholders and agents and are not directed toward the protection of investors.

Standard
	& Poor's	A.M. Best
GALIC	A (Strong)	A (Excellent)
AILIC	A (Strong)	A (Excellent)
Loyal	A (Strong)	A (Excellent)
UTA	Not rated	A- (Excellent)
GAPR	Not rated	A (Excellent)

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

Although management of GAFRI believes that its Insurance Companies' ratings are stable, those companies' operations could be materially and adversely affected by a downgrade in ratings.

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

The maximum amount of dividends which can be paid in any 12 month period to stockholders by life insurance companies domiciled in the State of Ohio (including GALIC, AILIC and Loyal) without prior approval of the Ohio Insurance Commissioner is the greater of 10% of policyholder surplus or prior year's net income, but only to the extent of earned surplus as of the preceding December 31. Under applicable restrictions, the maximum amount of dividends available to GAFRI in 2002 from GALIC, its principal Ohio domiciled insurance subsidiary, without seeking regulatory clearance, is $38.8 million.

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

GAFRI also owns an insurance company in Puerto Rico (see Item 1 - "GA Life of Puerto Rico").

____________________________________

ITEM 2

Properties

Location

GAFRI, GALIC and Loyal rent office space in Cincinnati, Ohio totaling approximately 180,000 square feet under leases expiring primarily in 2006 through 2008. Several of the Company's subsidiaries lease marketing and administrative offices in locations throughout the United States.

GAPR rents office space in Puerto Rico totaling approximately 84,000 square feet under leases expiring primarily in 2004.

American Data Source India Private Limited, a software development and administrative services subsidiary of GAFRI, rents space in Bangalore, India totaling approximately 28,000 square feet under leases expiring primarily in 2003.

GAFRI owns a building in Austin, Texas totaling approximately 40,000 square feet, the vast majority of which is used by UTA for its own operations. The remainder of the space is leased to other tenants.

Management believes that its corporate offices are generally well maintained and adequate for the Company's present needs.

GAFRI owns facilities related to its former manufacturing operations totaling approximately 150,000 square feet in North Adams, Massachusetts and 60,000 square feet in Longwood, Florida. Space in these facilities is currently being leased to companies using it for manufacturing and other operations.

ITEM 3

Legal Proceedings

Federal and state laws and regulations, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, impose liability on the Company,(as the successor to Sprague Technologies, Inc.), for the investigation and clean-up of hazardous substances disposed of or spilled by its former manufacturing operations at facilities still owned by the Company, and facilities transferred in connection with the sales of certain operations, as well as at disposal sites operated by third parties. In addition, the Company has indemnified the purchasers of its former operations for the cost of such activities. At several sites, the Company is conducting clean-up activities of soil and ground water contamination in accordance with consent agreements between the Company and state environmental agencies. The Company has also conducted or is aware of investigations at a number of other locations of its former operations that have disclosed environmental contamination that could cause the Company to incur additional investigative, remedial and legal costs. The Company has also been identified by state and federal regulators as a potentially responsible party at a number of other disposal sites.

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

In March 2000, a jury in Dallas, Texas, returned a verdict against GALIC with total damages of $11.2 million in a lawsuit brought by two former agents of GALIC (Martin v. Great American Life Insurance Company, 191st District Court of Dallas County, Texas, Case No. 96-04843). The former agents had alleged that their agency agreement with GALIC had been wrongfully terminated. The Company believes that the verdict was contrary to both the facts and the law and expects to prevail on appeal. The Dallas County Court of Appeals heard oral arguments on the appeal in November 2001, and a decision is expected in 2002. The ultimate outcome of this case will not have a material adverse impact on the financial condition of the Company.

UTA was named a defendant in a purported class action lawsuit. (Peggy Berry, et al. v. United Teacher Associates Insurance Company, Travis County District Court, Cause No. GN100461, filed February 11, 2001). The complaint seeks unspecified damages based on the alleged misleading disclosure of UTA's interest crediting practices on its fixed rate annuities. The Company believes that UTA has meritorious defenses but it is not possible to predict the ultimate impact of this action on the Company. Nonetheless, the ultimate outcome of this case should not have a material adverse impact on the financial condition of the Company.

GAFRI is subject to other litigation and arbitration in the normal course of business. GAFRI is not a party to any material pending litigation or arbitration.

PART II

ITEM 5

Market for Registrant's Common Equity

and Related Stockholder Matters

GAFRI's Common Stock is listed and traded principally on the New York Stock Exchange ("NYSE") under the symbol GFR. On March 1, 2002, there were approximately 5,500 holders of record of Common Stock. The following table sets forth the range of high and low sales prices for the Common Stock on the NYSE Composite Tape.
	2001		2000
	High	Low	High	Low
First quarter	$19.94	$17.90	$17.94	$14.94
Second quarter	18.05	16.59	18.00	15.00
Third quarter	19.49	16.95	20.63	17.00
Fourth quarter	19.25	17.05	19.13	17.50

The Company paid annual common dividends of $.10 per share in 2001 and 2000. Although no future dividend policy has been determined, management believes the Company will continue to have the capability to pay similar dividend amounts.

At March 1, 2002, approximately 83% of GAFRI's Common Stock was beneficially owned by AFG.

ITEM 6

Selected Financial Data

The following financial data has been summarized from, and should be read in conjunction with, the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data reflects the acquisitions of UTA in October 1999 and GAPR in December 1997 and the sale of the Funeral Services Division in September 1998 (in millions, except per share amounts).

	2001	2000	1999	1998	1997
Income Statement Data:
Total revenues	$830.1	$824.3	$661.5	$746.4	$636.3

Operating earnings before
income taxes	$ 59.9	$ 81.1	$ 92.0	$143.9	$103.4

Income before extraordinary items
and accounting changes	$ 42.7	$ 53.9	$ 63.5	$ 97.5	$ 71.4
Extraordinary items	-	-	-	(0.8)	(1.5)
Cumulative effect of
accounting changes	(5.5)	0.8	(4.7)	-	-
Net income	$ 37.2	$ 54.7	$ 58.8	$ 96.7	$ 69.9

Basic earnings per common share:
Income before extraordinary
items and accounting changes	$ 1.01	$ 1.27	$ 1.50	$ 2.27	$ 1.63
Extraordinary items	-	-	-	(0.02)	(0.03)
Accounting changes	(0.13)	0.02	(0.11)	-	-
Net income	$ 0.88	$ 1.29	$ 1.39	$ 2.25	$ 1.60

Diluted earnings per common share:
Income before extraordinary
items and accounting changes	$ 1.00	$ 1.26	$ 1.48	$ 2.23	$ 1.61
Extraordinary items	-	-	-	(0.02)	(0.03)
Accounting changes	(0.13)	0.02	(0.11)	-	-
Net income	$ 0.87	$ 1.28	$ 1.37	$ 2.21	$ 1.58

Cash dividends per common share	$ 0.10	$0.10	$0.10	$0.10	$0.10

Balance Sheet Data at year-end:
Total assets	$8,400.4	$7,975.9	$7,530.7	$7,190.4	$7,710.3
Notes payable	223.0	151.9	201.3	131.0	135.8
Mandatorily redeemable preferred
securities of subsidiary trusts	142.9	217.9	219.6	225.0	225.0
Net unrealized gains (losses)
included in stockholders' equity	89.8	43.9	(52.9)	160.1	133.2
Total stockholders' equity	748.8	671.7	525.7	688.7	583.9

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

Liquidity and Capital Resources

Ratios GAFRI's consolidated debt to capital ratio was 22% and 23% in 2001 and 2000, respectively. For purposes of the calculations of consolidated debt to capital, consolidated debt includes the Company's notes payable, and in 2000 its Remarketed Par Securities ("ROPES"), which were redeemed in September 2001. Capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains (losses) on marketable securities).

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2001, the capital ratio of GAFRI's principal insurance subsidiary was 5.9 times its authorized control level RBC.

Sources and Uses of Funds To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use cash and investments on hand, capital distributions from their principal subsidiary, Great American Life Insurance Company ("GALIC") and bank borrowings. Capital distributions from GAFRI's insurance subsidiaries are subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC and GA Life of Puerto Rico in 2002 without prior regulatory approval is $38.8 million and $24.6 million, respectively. In 2001, GALIC paid $18.0 million in dividends and GAFRI made capital contributions to GALIC of $27.5 million.

In 2001, GAFRI used borrowings under its bank credit line to redeem $75 million of its ROPES at par.

In the third quarter of 2000, GAFRI paid down approximately $50 million of its bank credit line. In January 2001, the Company replaced its existing agreement with a $155 million unsecured credit agreement, which matures at December 31, 2004. At March 1, 2002, GAFRI had over $33 million available under its bank credit line.

During 1999, GAFRI and its subsidiaries used bank borrowings and cash on hand to make acquisitions totaling approximately $130 million and to repurchase
$5 million of its preferred securities and $5 million of Common Stock.

Based upon the current level of operations and anticipated growth, GAFRI believes that it will have sufficient resources to meet its liquidity requirements.

2002 Acquisition On March 14, 2002, GAFRI reached an agreement to acquire Manhattan National Life Insurance Company ("MNL") from a subsidiary of Conseco, Inc. for $48.5 million in cash. GAFRI expects to close on this transaction in the second quarter of 2002 and to fund this acquisition with cash on hand and through reinsurance of up to 90% of the business in force. While MNL is not currently writing new policies, the company reported over $43 million of statutory renewal premiums in 2001. MNL has approximately 90,000 policies in force (primarily term life) representing over $12 billion in face amount of insurance. Following is a summary of certain statutory information for MNL at December 31, 2001 (in millions):

Total Assets	$297.8
Capital and Surplus	23.1
Asset Valuation Reserve	0.4
Interest Maintenance Reserve	1.2

Investments Insurance laws restrict the types and amounts of investments which are permissible for life insurers. These restrictions are designed to ensure the safety and liquidity of insurers' investment portfolios.

GAFRI invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at December 31, 2001. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At December 31, 2001, 93% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that the high credit quality of GAFRI's investment portfolio should generate a stable and predictable investment return.

At December 31, 2001, GAFRI's mortgage-backed securities ("MBSs") portfolio represented approximately one-third of its fixed maturity investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of MBSs may receive prepayments on their securities which cannot be reinvested at an interest rate comparable to the rate on the prepaid MBSs. The majority of MBSs held by GAFRI were purchased at a discount. Management believes that the discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

Approximately 90% of GAFRI's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

At December 31, 2001, GAFRI had a net unrealized gain on its fixed maturity investments of $129.0 million (before income taxes) consisting of $204.3 million in gross unrealized gains and $75.3 million in gross unrealized losses. At that same date, GAFRI also had a net unrealized gain on equity securities of $21.2 million consisting of $23.4 million in gross unrealized gains and $2.2 million in gross unrealized losses. Individual portfolio securities are sold creating gains or losses as market opportunities exist.

When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced.

The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

    whether the unrealized loss is credit-driven or a result of changes in market interest rates, the extent to which market value is less than cost basis,
    historical operating, balance sheet and cash flow data contained in issuer SEC filings, issuer news releases,
    near-term prospects for improvement in the issuer and/or its industry, industry research and communications with industry specialists, third party research and credit rating reports,
    internally generated financial models and forecasts,
    discussions with issuer management, and
    ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The $75.3 million in gross unrealized losses on fixed maturities at December 31, 2001, represents unrealized losses on nearly 300 positions. None of the individual losses exceeds $4 million and only five have unrealized losses exceeding $2 million. All of the securities with unrealized losses are current in payment of principal and interest.

Based on its analysis of the factors enumerated above, management believes (i) the issuers of these securities will continue to meet their obligations and (ii) that GAFRI has the ability and intent to hold the securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required.

Net realized gains (losses) on investments sold and charges for "other than temporary" impairment on investments held were as follows (in millions):

	Net Realized Gains(Losses) on Sales	Charges for Impairment	Other(a)	Total
2001	$19.1	($77.0)(b)	$6.3	($51.6)
2000	21.0	(14.3)	1.1	7.8
1999	(0.6)	(8.6)	2.1	(7.1)
1998	11.6	(5.9)	(1.7)	4.0
1997	9.7	(2.5)	(2.0)	5.2

    Includes adjustments to carry derivatives at market and to reflect the impact of realized gains and losses on the amortization of deferred policy acquisition costs.
    Does not include $8.4 million writedown of certain collateralized debt obligation, which was recorded as the cumulative effect of an adoption of an accounting change at April 1, 2001.

Increased impairment charges in recent years reflect a rise in corporate defaults in the marketplace resulting from the weakened economy.

Uncertainties

     Litigation  In March 2000, a jury in Dallas, Texas, returned a verdict against GALIC with total damages of $11.2 million in a lawsuit brought by two former agents of GALIC. The Company believes that the verdict was contrary to both the facts and the law and expects to prevail on appeal. A decision on the Company's appeal is expected in 2002. The ultimate outcome of this case will not have a material adverse impact on the financial condition of the Company.

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

     Fixed Maturity Portfolio  The fair value of GAFRI's fixed maturity portfolio is directly impacted by changes in market interest rates. GAFRI's fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates. GAFRI's portfolio is managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. GAFRI attempts to align the duration of invested assets to the projected cash flows of policyholder liabilities.

The following table provides information about GAFRI's fixed maturity investments at December 31, 2001 and 2000, that are sensitive to interest rate risk. These tables show (dollars in millions) principal cash flows and related weighted-average interest rates by expected maturity date for each of the five subsequent years and for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBSs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.
	December 31, 2001		December 31, 2000
	Principal			Principal
	Cash Flows	Rate		Cash Flows	Rate
2002	$ 657	8.6%	2001	$ 340	8.4%
2003	886	7.8	2002	419	7.8
2004	587	8.5	2003	823	7.7
2005	673	7.5	2004	551	8.0
2006	613	7.2	2005	688	7.9
Thereafter	2,960	7.3	Thereafter	3,330	7.5

Total	$6,376	7.6%	Total	$6,151	7.7%

Fair Value	$6,431		Fair Value	$6,117

     Annuity Contracts Substantially all of GAFRI's fixed rate annuity contracts permit GAFRI to change crediting rates (subject to minimum interest rate guarantees of 3% to 4% per annum) enabling management to react to changes in market interest rates and maintain an adequate spread. The spread could be at risk, however, if yields available on newly invested funds fell significantly from current yields and remained lower for a longer period. Projected payments in each of the next five years and for all years thereafter on GAFRI's fixed annuity liabilities at December 31 are as follows (dollars in millions):

								Fair
	First	Second	Third	Fourth	Fifth	Thereafter	Total	Value
2001	$750	$680	$650	$630	$610	$2,512	$5,832	$5,659
2000	$720	$710	$660	$630	$620	$2,204	$5,544	$5,426

Nearly half of GAFRI's fixed annuity liabilities at December 31, 2001, were two-tier in nature in that policyholders can receive a higher amount if they annuitize rather than surrender their policy, even if the surrender charge period has expired. Current stated crediting rates on GAFRI's principal fixed annuity products average 5% and range from 3% on equity-indexed annuities (before any equity participation) to 7% on certain new policies (including first year bonus amounts). GAFRI estimates that its effective weighted-average crediting rate over the next five years will approximate 5%. This rate reflects actuarial assumptions as to: (i) deaths; (ii) the number of policyholders who annuitize and receive higher credited amounts and (iii) the number of policyholders who surrender. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

GAFRI's equity-indexed fixed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products through the purchase of call options on the appropriate index. The Company's strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be substantially offset by unrealized gains on the call options purchased by the Company. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Annuity benefits include charges of $0.4 million and $0.2 million in 2001 and 2000, respectively, to adjust these derivatives to year-end market values.

     Debt and Preferred Securities The following table shows scheduled principal payments on fixed rate long-term debt of GAFRI and related weighted-average interest rates for the next five years and for all years thereafter (in millions):

	December 31, 2001		December 31, 2000
	Scheduled			Scheduled
	Principal			Principal
	Payments	Rate		Payments	Rate
2002 through 2006	*		2001 through 2005	*
Thereafter	$100.8	6.9%	Thereafter	$100.9	6.9%

Total	$101.9	6.8%	Total	$103.4	6.8%

Fair Value	$ 95.2		Fair Value	$ 94.9

_______________

* Less than $1 million each year

Under the terms of the Company's bank credit facility entered into in January 2001, GAFRI and its subsidiaries have no variable-rate debt maturing until December 2004. The weighted-average interest rate on GAFRI's variable-rate debt was 2.6% at March 1, 2002, 2.9% at December 31, 2001, and 7.3% at December 31, 2000. There were $143 million and $218 million of subsidiary trust preferred securities outstanding at December 31, 2001, and 2000, respectively, none of which are scheduled for maturity or mandatory redemption during the next five years; the weighted-average interest rate on these trust securities at December 31, 2001, and 2000 was 9.1% and 8.4%, respectively.

Results of Operations

General The comparability of GAFRI's financial statements is affected by the acquisitions of subsidiaries discussed in Note C to its financial statements.

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
GAFRI (Consolidated):	2001	2000	1999
Revenues per income statement	$830.1	$824.3	$661.5
Exclude realized losses (gains) on:
Investments	51.6	19.4	7.1
Redemption by related party	-	(27.2)	-
Core operating revenues	881.7	816.5	668.6

Expenses per income statement	770.2	743.2	569.5
Less litigation charges included in annuity
benefits	-	(14.2)	-
Less litigation charges included in other
expenses	-	(18.3)	-
Less provision for realignment expenses	-	-	(10.0)
Core operating expenses	770.2	710.7	559.5

Core operating earnings before-tax	111.5	105.8	109.1
Income tax expense	35.3	29.7	32.5
Net core operating earnings	$ 76.2	$ 76.1	$ 76.6

Net core operating earnings per common share (basic)	$ 1.80	$ 1.80	$ 1.81

Net core operating earnings per common share (diluted)	$ 1.78	$ 1.78	$ 1.78

The following table summarizes GAFRI's annuity sales (in millions).

	2001	2000	1999
Annuity Premiums:
Single premium fixed rate annuities	$401	$277	$230
Flexible premium fixed rate annuities	151	150	153
Single premium variable annuities	107	242	158
Flexible premium variable annuities	92	78	47
	$751	$747	$588

Sales of fixed rate annuity products were up substantially in 2001 compared to 2000, and were offset by a decrease in the sale of variable annuities. Sales of variable annuity products increased in 2000 compared to 1999. Management attributes these trends to the volatile equity markets, as well as the introduction of several new fixed rate products.

Life, Accident and Health Premiums and Benefits

The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).
Premiums	2001	2000	1999
Supplemental insurance products	$190	$152	$ 50
GA Life of Puerto Rico	54	49	47
Life products	36	29	22
	$280	$230	$119
Benefits
Supplemental insurance products	$157	$128	$ 42
GA Life of Puerto Rico	27	24	24
Life products	29	23	20
	$213	$175	$ 86

Life, accident and health premiums and benefits increased in 2001 and 2000 due primarily to the effect of the November 2000 acquisition of a block of accident and health insurance business and the October 1999 acquisition of United Teacher Associates ("UTA").

Net Investment Income Net investment income increased in 2001 as a result of higher average invested assets.

Realized Gains (Losses) on Investments Realized gains (losses) on investments included the following provisions for other than temporary impairment: $77.0 million, $14.3 million and $8.6 million for the years ended 2001, 2000 and 1999, respectively. (See MD&A- "Investments")

Results for 2000 include a pretax gain of $27.2 million resulting from the sale of GAFRI's investment in a company engaged in the production of ethanol. GAFRI's investment was repurchased by the ethanol company which, following the repurchase, became wholly-owned by GAFRI's Chairman.

Other Income Other income increased $4.7 million in 2001 compared to the same period in 2000 due primarily to income from the sale of real estate and, to a lesser extent, increased fees earned on GAFRI's variable annuity and life business. These increases were partially offset by lower annuity policy charges and lower revenues at GAFRI's insurance agency and broker/dealer subsidiaries.

The increase in other income in 2000 primarily reflects increases in revenues from real estate operations, fees earned on GAFRI's growing variable annuity and life business, increased surrender fees, revenue from companies acquired in the second half of 1999 and higher revenues from GAFRI's brokerage subsidiaries.

Real Estate Operations GAFRI is engaged in a variety of real estate operations including hotels and a marina; GAFRI also owns various parcels of land. Revenues and expenses of these operations, including gains on disposal, are included in GAFRI's Consolidated Income Statement as shown below (in millions).

	2001	2000	1999
Other income	$46.7	$38.3	$28.6
Other expenses	30.1	31.3	25.6

Other income included a pretax gain on the sale of real estate assets of $11.2 million in 2001.

Annuity Benefits Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. The majority of GAFRI's fixed rate annuity products permit GAFRI to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% to 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. While management believes the interest rate and stock market environment over the last several years has contributed to annuitizations and surrenders, the Company's persistency rate remains approximately 90%.

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

Insurance Acquisition Expenses Insurance acquisition expenses include amortization of deferred policy acquisition costs ("DPAC") as well as commissions on sales of life insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $9.2 million in 2001, $10.7 million in 2000 and $7.7 million in 1999.

The increase in 2001 is due primarily to (i) increased lapses and increased sales of traditional life insurance by GALIC's Life Operations and (ii) increased DPAC amortization on variable annuities due to decreases in the stock market and changes in actuarial assumptions. The increase in 2000 reflects the October 1999 acquisition of UTA and increased sales of traditional life insurance by GALIC's Life Operations.

Trust Preferred Distribution Requirement The decrease in trust preferred distribution requirement in 2001 reflects the Company's September 2001 redemption of its ROPES.

Interest and Other Debt Expenses The decrease in interest and other debt expenses in 2001 compared to 2000 is due primarily to lower average bank borrowings as well as significantly lower interest rates on these borrowings. The increase in interest and other debt expenses in 2000 compared to 1999 is due primarily to higher average amounts outstanding as well as higher interest rates on GAFRI's bank credit line.

Provision for Realignment Expenses In 1999, GAFRI recorded a charge for expenses related to realignment within the Company's operating units. The charge was primarily the result of the Company's decision to replace a number of its current computer operating systems with a single system. The charge also included various expenses associated with the elimination in 1999 of redundant positions.

Other Expenses Other expenses decreased 14% in 2001 primarily due to the absence of a litigation charge that was recorded in 2000. Other expenses increased 34% in 2000, reflecting: (i) expenses of subsidiaries acquired in the second half of 1999;(ii) an increase in expenses from real estate operations and (iii) a charge recorded in the second quarter of 2000 related to various litigation in which the Company or one of its subsidiaries was a defendant (See MD&A - Results of Operations "General").

Income Taxes GAFRI's effective tax rate in 2001 reflects a lower tax rate at GA Life of Puerto Rico and the absence of valuation allowance reductions which were recorded in both 2000 and 1999. GAFRI's effective tax rate in 2000 and 1999 reflects reductions of the valuation allowance associated with certain deferred tax assets. (See Note K.)

Equity in Losses of Affiliate In 2001 GAFRI suspended accounting for Chiquita Brands International under the equity method due to Chiquita's pending restructuring.

Equity in losses of affiliate in 2000 and 1999 represents GAFRI's proportionate share of the results of Chiquita Brands International, as well as the writedown in 2000 of GAFRI's investment in Chiquita to market value of approximately $1 per share. Chiquita reported net losses attributable to common shareholders of $112 million and $75.5 million in 2000 and 1999, respectively.

Cumulative Effect of Accounting Changes In 2001, the cumulative effect of accounting change represents the implementation of a new accounting standard (EITF 99-20) which resulted in a writedown of $8.4 million ($5.5 million or $0.13 per share after tax) of the cost basis of certain collateralized debt obligations in the second quarter.

In the fourth quarter of 2000, GAFRI implemented Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized in the balance sheet at fair value, and that the initial effect of recognizing derivatives at fair value be reported as a cumulative effect of a change in accounting principle. Accordingly, GAFRI recorded income of $0.8 million (net of taxes) reflecting the adoption of SFAS No. 133 in the fourth quarter of 2000.

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

Recent Accounting Standards The following accounting standards have been, or will be implemented by GAFRI. The implementation of these standards is discussed under various subheadings of Note B to the Financial Statements. Effects of each are shown in the relevant Notes.

Accounting		Year
Standard	Subject of Standard	Implemented
SOP 98-5	Start-Up Costs	1999
SFAS #133	Derivatives	2000
EITF 99-20	Asset-backed Securities	2001
SFAS #141	Business Combinations	2001
SFAS #142	Goodwill and Other Intangibles	2002

Other standards issued in recent years did not apply to GAFRI or had only negligible effects on GAFRI.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting, which is the method GAFRI has used for acquisitions historically. Under SFAS No. 142, goodwill will no longer be amortized beginning January 1, 2002, but will be subject to an impairment test at least annually. A transitional test for impairment is required to be completed in 2002 with any resulting writedown reported as of the first quarter as a cumulative effect of a change in accounting principle. GAFRI had approximately $40 million of unamortized goodwill recorded at December 31, 2001; based on this amount, goodwill amortization in 2002 would have been less than $2 million.

ITEM 7A

Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8

Financial Statements and Supplementary Data
PAGE

Report of Independent Auditors	F-1

Consolidated Balance Sheet:
December 31, 2001 and 2000	F-2

Consolidated Income Statement:
Years Ended December 31, 2001, 2000 and 1999	F-3

Consolidated Statement of Changes in Stockholders' Equity:
Years Ended December 31, 2001, 2000 and 1999	F-4

Consolidated Statement of Cash Flows:
Years Ended December 31, 2001, 2000 and 1999	F-5

Notes to Consolidated Financial Statements	F-6

"Selected Quarterly Financial Data" has been included in Note Q to the Consolidated Financial Statements.

Please refer to "Forward-Looking Statements" following the index in front of this Form 10-K.

PART III

The information required by the following Items will be included in GAFRI's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year-end and is herein incorporated by reference:
ITEM 10	Directors and Executive Officers of the Registrant

ITEM 11	Executive Compensation

ITEM 12	Security Ownership of Certain Beneficial Owners and Management

ITEM 13	Certain Relationships and Related Transactions

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Great American Financial Resources, Inc.

We have audited the accompanying consolidated balance sheet of Great American Financial Resources, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great American Financial Resources, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP

Cincinnati, Ohio

March 8, 2002

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)
	December 31,
	2001	2000
Assets
Investments:
Fixed maturities - at market
(amortized cost - $6,302.1 and $6,088.0)	$6,431.1	$6,117.1
Equity securities - at market
(cost - $37.8 and $30.5)	59.0	67.9
Investment in affiliate	-	2.7
Mortgage loans on real estate	24.8	24.4
Real estate	69.4	72.2
Policy loans	211.3	213.5
Short-term investments	131.9	49.5
Total investments	6,927.5	6,547.3

Cash	39.0	38.0
Accrued investment income	95.0	99.2
Unamortized insurance acquisition costs, net	556.1	487.9
Other assets	253.2	269.8
Variable annuity assets (separate accounts)	529.6	533.7

	$8,400.4	$7,975.9

Liabilities and Capital
Annuity benefits accumulated	$5,832.1	$5,543.7
Life, accident and health reserves	638.5	599.4
Notes payable	223.0	151.9
Payable to affiliates, net	95.7	85.8
Deferred taxes on unrealized gains	47.2	22.6
Accounts payable, accrued expenses and other
liabilities	142.6	149.2
Variable annuity liabilities (separate accounts)	529.6	533.7
Total liabilities	7,508.7	7,086.3

Mandatorily redeemable preferred securities
of subsidiary trusts	142.9	217.9

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-42,353,464 and 42,302,788 shares outstanding	42.3	42.3
Capital surplus	346.7	348.5
Retained earnings	270.0	237.0
Unrealized gains on marketable securities, net	89.8	43.9
Total stockholders' equity	748.8	671.7

	$8,400.4	$7,975.9

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)
	Year ended December 31,
	2001	2000	1999
Revenues:
Life, accident and health premiums	$280.1	$230.4	$119.1
Net investment income	506.5	495.7	493.3
Realized gains (losses) on:
Investments	(51.6)	(19.4)	(7.1)
Redemption of minority ownership by related party	-	27.2	-
Other income	95.1	90.4	56.2
	830.1	824.3	661.5
Costs and Expenses:
Annuity benefits	294.7	293.1	262.6
Life, accident and health benefits	213.0	175.2	86.4
Insurance acquisition expenses	79.3	62.3	45.0
Trust preferred distribution requirement	17.1	18.4	18.6
Interest and other debt expenses	10.8	13.8	11.9
Provision for realignment expenses	-	-	10.0
Other expenses	155.3	180.4	135.0
	770.2	743.2	569.5

Operating earnings before income taxes	59.9	81.1	92.0
Provision for income taxes	17.2	21.0	26.5

Net operating earnings	42.7	60.1	65.5

Equity in losses of affiliate, net of tax	-	(6.2)	(2.0)

Income before accounting changes	42.7	53.9	63.5

Cumulative effect of accounting changes, net of tax	(5.5)	0.8	(4.7)

Net Income	$ 37.2	$ 54.7	$ 58.8

Basic earnings per common share:
Income before accounting changes	$1.01	$1.27	$1.50
Accounting changes	(0.13)	0.02	(0.11)
Net income	$0.88	$1.29	$1.39

Diluted earnings per common share:
Income before accounting changes	$1.00	$1.26	$1.48
Accounting changes	(0.13)	0.02	(0.11)
Net income	$0.87	$1.28	$1.37

Average number of common shares:
Basic	42.3	42.3	42.4
Diluted	42.7	42.7	43.0

Cash dividends per common share	$0.10	$0.10	$0.10

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)

	Year ended December 31,
	2001	2000	1999
Common Stock:
Balance at beginning of year	$ 42.3	$ 42.4	$ 42.6
Common Stock issued	0.1	0.1	-
Common Stock retired	(0.1)	(0.2)	(0.2)
Balance at end of year	$ 42.3	$ 42.3	$ 42.4

Capital Surplus:
Balance at beginning of year	$348.5	$349.7	$354.1
Common Stock issued	1.3	1.0	0.6
Common Stock retired	(0.7)	(2.2)	(5.0)
Capital transactions of subsidiaries	(2.4)	-	-
Balance at end of year	$346.7	$348.5	$349.7

Retained Earnings:
Balance at beginning of year	$237.0	$186.5	$131.9
Net income	37.2	54.7	58.8
Common dividends declared	(4.2)	(4.2)	(4.2)
Balance at end of year	$270.0	$237.0	$186.5

Unrealized Gains (Losses), Net:
Balance at beginning of year	$ 43.9	($ 52.9)	$160.1
Change during year	45.9	96.8	(213.0)
Balance at end of year	$ 89.8	$ 43.9	($ 52.9)

Comprehensive Income (Loss):
Net Income	$ 37.2	$ 54.7	$ 58.8
Other comprehensive income (loss) - change
in net unrealized gains (losses)
on marketable securities	45.9	96.8	(213.0)
Comprehensive income (loss)	$ 83.1	$151.5	($154.2)

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Year ended December 31,
	2001	2000	1999
Cash Flows from Operating Activities:
Net income	$ 37.2	$ 54.7	$ 58.8
Adjustments:
Cumulative effect of accounting changes	5.5	(0.8)	4.7
Equity in losses of affiliate, net of tax	-	6.2	2.0
Increase in life, accident and health reserves	58.0	78.8	39.3
Benefits to annuity policyholders	294.7	293.1	262.6
Amortization of insurance acquisition costs	79.3	62.3	45.0
Depreciation and amortization	12.4	6.7	7.2
Realized losses on investments	51.6	19.4	7.1
Realized gain on redemption by related party	-	(27.2)	-
Increase in insurance acquisition costs	(137.7)	(146.7)	(119.4)
Other, net	(50.9)	(33.1)	18.2
	350.1	313.4	325.5

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,721.3)	(794.1)	(1,435.7)
Equity securities	(3.3)	(10.7)	(7.9)
Real estate, mortgage loans and other assets	(13.2)	(15.8)	(42.8)
Purchase of subsidiaries	-	-	(128.7)
Cash and short-term investments of subsidiaries
acquired	-	-	66.1
Maturities and redemptions of fixed maturity
investments	582.0	392.4	617.6
Sales of:
Fixed maturity investments	873.4	374.8	750.4
Equity securities	1.2	44.5	11.3
Real estate, mortgage loans and other assets	26.1	1.6	42.3
Decrease in policy loans	2.2	3.7	3.8
	(252.9)	(3.6)	(123.6)

Cash Flows from Financing Activities:
Fixed annuity receipts	616.6	496.8	446.4
Annuity surrenders, benefits and withdrawals	(622.5)	(731.9)	(698.2)
Net transfers to variable annuity assets	(0.4)	(50.5)	(19.5)
Additions to notes payable	87.5	9.6	71.1
Reductions of notes payable	(16.4)	(59.0)	(0.8)
Issuance of Common Stock	1.4	1.1	0.6
Retirement of Common Stock	(0.8)	(2.4)	(5.2)
Repurchase of trust preferred securities	(75.0)	(1.4)	(5.5)
Cash dividends paid	(4.2)	(4.2)	(4.2)
	(13.8)	(341.9)	(215.3)

Net increase (decrease) in cash and short-term investments	83.4	(32.1)	(13.4)
Beginning cash and short-term investments	87.5	119.6	133.0
Ending cash and short-term investments	$ 170.9	$ 87.5	$ 119.6

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES
A. Description of the Company	J. Stockholders' Equity
B. Summary of Significant Accounting Policies	K. Income Taxes
C. Acquisitions of Subsidiaries	L. Leases
D. Segments of Operations	M. Earnings Per Share
E. Investments	N. Contingencies
F. Investment in Affiliate	O. Statutory Information
G. Unamortized Insurance Acquisition Costs	P. Additional Information
H. Notes Payable	Q. Quarterly Financial Data
I. Mandatorily Redeemable Preferred	(Unaudited)
Securities of Subsidiary Trusts	R. Subsequent Event (Unaudited)

A.  DESCRIPTION OF THE COMPANY

Great American Financial Resources, Inc. ("GAFRI" or "the Company") markets retirement products, primarily fixed and variable annuities, and various forms of life and supplemental health insurance through independent agents, payroll deduction plans, financial institutions and in-home sales.

American Financial Group, Inc. ("AFG") and its subsidiaries owned 83% of GAFRI's Common Stock at December 31, 2001.

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

Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the cost basis of that investment is reduced.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Emerging Issues Task Force Issue No. 99-20 ("EITF 99-20") established a new standard for recognition of impairment of certain asset-backed investments. Impairment losses on these investments must be recognized when (i) the fair value of the security is less than its cost basis and (ii) there has been an adverse change in the expected cash flows. The new standard became effective on April 1, 2001. Impairment losses at initial application of this rule were recognized as the cumulative effect of an accounting change. Subsequent impairments are recognized as a component of net realized gains and losses.

Investment in Affiliate   GAFRI's investments in equity securities of companies that are 20% to 50% owned by AFG and its subsidiaries are generally carried at cost, adjusted for a proportionate share of their undistributed earnings or losses.

Due to Chiquita Brands International's announced intention to pursue a plan to restructure its public debt, GAFRI wrote down its investment in Chiquita common stock to market value at December 31, 2000. In 2001, GAFRI suspended accounting for the investment under the equity method due to the expected restructuring, and reclassified the investment to "equity securities."

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

To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains. DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in unrealized gains (losses) on marketable securities.

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

Variable Annuity Assets and Liabilities Separate accounts related to variable annuities represent deposits invested in underlying investment funds on which GAFRI earns a fee. Investment funds are selected and may be changed only by the policyholder, who retains all investment risk. Accordingly, GAFRI's liability for these accounts equals the value of the account assets.

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

Income Taxes GAFRI and Great American Life Insurance Company ("GALIC") have separate tax allocation agreements with American Financial Corporation ("AFC"), a subsidiary of AFG, which designate how tax payments are shared by members of the tax group. In general, both companies compute taxes on a separate return basis. GALIC is obligated to make payments to (or receive benefits from) AFC based on taxable income without regard to temporary differences. If GALIC's taxable income (computed on a statutory accounting basis) exceeds a current period net operating loss of GAFRI, the taxes payable or receivable by GALIC associated with the excess are payable to or receivable from AFC. If the AFC tax group utilizes any of GAFRI's net operating losses or deductions that originated prior to GAFRI's entering AFC's consolidated tax group, AFC will pay to GAFRI an amount equal to the benefit received. The tax allocation

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

agreements with AFC have not impacted the recognition of income tax expense and income tax payable in GAFRI's financial statements.

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

Stock-Based Compensation As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," GAFRI accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under GAFRI's stock option plan, options are granted to officers, directors, and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants.

Benefit Plans GAFRI sponsors an Employee Stock Ownership Retirement Plan ("ESORP") and a 401(k) plan covering all employees of GAFRI and its subsidiaries who are qualified as to age and length of service. The ESORP, which invests primarily in securities of GAFRI, is a trusteed, noncontributory plan. Contributions to the ESORP are discretionary by the directors of GAFRI. Qualified employees having vested rights in the ESORP are entitled to benefit payments at age 60. The 401(k) Plan is a trusteed, contributory plan, under which GAFRI matches a specific portion of employee contributions. Company contributions to the ESORP and 401(k) plans are charged against earnings in the year for which they are declared.

GAFRI and certain of its subsidiaries provide certain benefits to eligible retirees. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

Derivatives Effective October 1, 2000, GAFRI implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments (including derivative instruments that are embedded in other contracts) and for hedging activities. Prior year financial statements were not restated. SFAS No. 133 generally requires that derivatives (both assets and liabilities) be recognized in the balance sheet at fair value with changes in fair value included in current income. The cumulative effect of implementing SFAS No. 133, which resulted from the initial recognition of GAFRI's derivatives at fair value, was income of $0.8 million or $0.02 per diluted share in 2000.

Derivatives included in GAFRI's balance sheet consist primarily of investments in common stock warrants (included in equity securities), the equity-based component of certain annuity products (included in annuity benefits accumulated) and call options (included in other assets) used to mitigate the risk imbedded in the equity-indexed annuity products.

Start-Up Costs Prior to 1999, certain costs associated with introducing new products and distribution channels were deferred and amortized on a straight-line basis over five years. In 1999, GAFRI implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP required that (i) costs of start-up activities be expensed as incurred and (ii) unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, GAFRI expensed previously capitalized start-up costs in 1999 of $4.7 million (net of tax) or $0.11 per diluted share.

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

C.  ACQUISITIONS OF SUBSIDIARIES

In 1999, GAFRI acquired United Teacher Associates Insurance Company ("UTA"), Consolidated Financial Corporation, an insurance agency, and Great American Life Insurance Company of New York for approximately $129 million in cash.

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

GAFRI's supplemental insurance businesses (UTA and Loyal American Life Insurance Company) offer a variety of supplemental health and life products. UTA offers its products through independent agents. Loyal's marketing strategy emphasizes third-party sponsorship, including employers and credit unions. At December 31, 2001, Loyal reinsured a substantial portion of its life insurance business and expects to reduce its marketing efforts in the future.

GA Life of Puerto Rico sells in-home life and supplemental health products through a network of company-employed agents. Sales in Puerto Rico accounted for nearly 20% of GAFRI's life, accident and health premiums in 2001.

Corporate and other consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company).

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following tables show (in millions) GAFRI's assets, revenues and operating profit by significant business segment.
Assets	2001	2000	1999
Life and annuity products	$7,396.1	$6,992.3	$6,639.6
Supplemental insurance products	731.5	719.6	649.3
GA Life of Puerto Rico	234.0	212.2	183.2
Corporate and other	38.8	49.1	46.3
Investment in affiliate	-	2.7	12.3
Total assets per balance sheet	$8,400.4	$7,975.9	$7,530.7

Revenues
Life and annuity products	$574.1	$555.5	$520.8
Supplemental insurance products (a)	234.0	193.3	79.3
GA Life of Puerto Rico	64.3	58.7	54.7
Corporate and other	9.3	9.0	13.8
Total operating revenues	881.7	816.5	668.6

Realized gains (losses)	(51.6)	7.8	(7.1)
Total revenues per income statement	$830.1	$824.3	$661.5

Operating profit - pretax
Life and annuity products	$134.2	$136.7	$120.3
Supplemental insurance products	2.8	(1.6)	2.6
GA Life of Puerto Rico	10.7	9.8	9.0
Litigation charges (b)	-	(32.5)	-
Corporate and other	(36.2)	(39.1)	(22.8)
Pretax earnings from operations	111.5	73.3	109.1

Realized gains (losses)	(51.6)	7.8	(7.1)
Provision for realignment expenses (c)	-	-	(10.0)
Total pretax income per income statement	$ 59.9	$ 81.1	$ 92.0

  Increase in "Supplemental insurance products" revenues in 2000 includes
  UTA revenues for a full year as opposed to only one quarter in 1999.
  Reflects litigation costs included in other expenses for "Life and annuity products" ($17.3 million) and "Supplemental insurance products" ($1.0 million); reflects litigation costs included in annuity benefits for "Life and annuity products" ($14.2 million).
  Reflects realignment expenses for "Life and annuity products" ($1.5 million), "Supplemental insurance products" ($0.4 million) and "Corporate and other" ($8.1 million).

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

E.  INVESTMENTS

Fixed maturity investments at December 31, consisted of the following (in millions):
	2001
	Amortized	Market	Gross Unrealized
	Cost	Value	Gains	Losses
Fixed maturities:
U. S. Government and government	$ 457.6	$ 467.9	$ 11.8	($ 1.5)
agencies and authorities
States, municipalities and	157.5	161.7	7.7	(3.5)
political subdivisions
Foreign governments	25.5	27.3	1.8	-
Public utilities	373.0	377.5	7.2	(2.7)
Mortgage-backed securities	2,014.6	2,077.9	75.0	(11.7)
All other corporate	3,250.5	3,299.5	100.4	(51.4)
Redeemable preferred stocks	23.4	19.3	0.4	(4.5)
	$6,302.1	$6,431.1	$204.3	($ 75.3)

	2000
	Amortized	Market	Gross Unrealized
	Cost	Value	Gains	Losses
Fixed maturities:
U. S. Government and government
agencies and authorities	$ 222.9	$ 230.6	$ 8.7	($ 1.0)
States, municipalities and
political subdivisions	136.9	140.4	4.2	(0.7)
Foreign governments	25.6	26.7	1.1	-
Public utilities	332.9	332.5	5.2	(5.6)
Mortgage-backed securities	2,031.6	2,085.1	65.4	(11.9)
All other corporate	3,321.9	3,287.4	52.8	(87.3)
Redeemable preferred stocks	16.2	14.4	-	(1.8)
	$6,088.0	$6,117.1	$137.4	($108.3)

"Investing activities" related to fixed maturity investments included in GAFRI's Consolidated Statement of Cash Flows consisted of the following (in millions):
	2001	2000	1999
Purchases	($1,721.3)	($794.1)	($1,435.7)
Maturities and paydowns	582.0	392.4	617.6
Sales	873.4	374.8	750.4
Gross gains	46.3	9.1	21.0
Gross losses	(95.8)	(21.9)	(29.8)

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table below sets forth the scheduled maturities of GAFRI's fixed maturity investments based on market value as of December 31:

Maturity	2001
One year or less	5%
After one year through five years	22
After five years through ten years	25
After ten years	16
68
Mortgage-backed securities	32
100%

The distribution of maturities based on amortized cost is generally the same. Mortgage-backed securities had an estimated average life of approximately four and one-half years at December 31, 2001.

At December 31, 2001, GAFRI had no single investment in excess of 10% of stockholders' equity except for certain investments guaranteed by the U.S. Government or government agencies.

At December 31, 2001 and 2000, gross unrealized gains on its marketable equity securities were $23.4 million and $39.8 million, respectively. At December 31, 2001 and 2000, gross unrealized losses were $2.2 million and $2.4 million, respectively. Realized gains and changes in unrealized appreciation on fixed maturity and equity security investments are summarized as follows (in millions):
	Fixed	Equity		Tax
	Maturities	Securities	Other	Effects	Total
2001
Realized	($ 49.5)	($ 0.8)	($1.3)	$18.1	($ 33.5)
Change in unrealized	99.9	(16.2)	-	(29.2)	54.5

2000
Realized	($ 12.8)	$20.8	($0.2)	($ 2.7)	$ 5.1
Change in unrealized	155.6	8.7	-	(56.0)	108.3

1999
Realized	($ 8.8)	$ 0.2	$1.5	$ 2.5	($ 4.6)
Change in unrealized	(366.8)	(9.8)	-	129.8	(246.8)

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Major categories of net investment income were as follows (in millions):

	2001	2000	1999
Fixed maturities*	$505.2	$491.5	$492.3
Other	2.9	6.8	6.1
Total investment income	508.1	498.3	498.4
Investment expenses	(1.6)	(2.6)	(5.1)
Net investment income	$506.5	$495.7	$493.3
_______________
* Includes income on fixed maturities, mortgage loans, policy loans and short-term investments.

GAFRI's investment portfolio is managed by a subsidiary of AFG. Investment expenses included investment management charges from this subsidiary amounting to $1.9 million in 2001, $1.4 million in 2000 and $2.9 million in 1999.

F.  INVESTMENT IN AFFILIATE

Investment in affiliate at December 31, 2000 reflects GAFRI's 4% ownership (2.7 million shares) of the common stock of Chiquita Brands International. The market value of this investment was $2.7 million at December 31, 2000. At that time, AFG and its other subsidiaries owned an additional 32% interest in the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods.

Chiquita reported net losses attributable to common shares of $112 million in 2000 and $75 million in 1999.

In January 2001, Chiquita announced a restructuring initiative that included discontinuing all interest and principal payments on its public debt. Due to the expected restructuring, GAFRI recorded a pretax charge of $5.1 million in the fourth quarter of 2000 to write down its investment in Chiquita to quoted market value. In 2001, GAFRI suspended accounting for the investment under the equity method, reclassified the investment to "Equity Securities" and recorded an additional writedown of $0.9 million, reducing its cost basis in Chiquita to $1.8 million. On March 8, 2002, the court approved Chiquita's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. The plan calls for the conversion of over $700 million in principal and accrued interest related to Chiquita's public debt into common equity. As a result, GAFRI will receive approximately 19,000 "new" shares in the reorganized company plus warrants expiring in 2009 to purchase approximately 318,000 additional shares at $19.23 per share.

G.  UNAMORTIZED INSURANCE ACQUISITION COSTS

Unamortized insurance acquisition costs consisted of the following at December 31, (in millions):
	2001	2000
Deferred policy acquisition costs	$621.0	$536.9
Present value of future profits acquired	71.2	93.4
Unearned revenues	(136.1)	(142.4)
	$556.1	$487.9

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A progression of GAFRI's present value of future profits acquired ("PVFP") is as follows (in millions):

	2001	2000	1999
Beginning balance	$93.4	$115.1	$ 59.9
Addition due to acquisitions	-	-	62.9
Interest accrued	6.7	8.3	5.4
Amortization	(15.9)	(19.0)	(13.1)
Other (a)	(13.0)	(11.0)	-
	$71.2	$ 93.4	$115.1
_______________
    2001 amount primarily reflects reinsurance ceding of 80% of Loyal's life business; 2000 amount relates to purchase accounting adjustment for subsidiary acquired.

The interest accrual rates used range primarily from 5% to 7%. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 10% of the balance at the beginning of each respective year.

H.  NOTES PAYABLE

Notes payable consisted of the following at December 31, (in millions):
	2001	2000
Direct obligations of GAFRI	$ 1.9	$ 2.0
Obligations of AAG Holding (guaranteed by GAFRI):
6-7/8% Senior Notes due 2008	100.0	100.0
Bank Credit Line	121.1	48.5
Other subsidiary debt	-	1.4
Total	$223.0	$151.9

In January 2001, AAG Holding replaced its existing bank line with a $155 million unsecured credit agreement. Loans under the credit agreement mature on December 31, 2004. At December 31, 2001 and 2000, the weighted-average interest rates on amounts borrowed under its credit line were 2.88% and 7.31%, respectively.

At December 31, 2001, scheduled principal payments on debt for the subsequent five years were as follows (in millions):
2002	2003	2004	2005	2006
$0.2	$0.2	$121.3	$0.2	$0.2

Cash interest payments were $9.9 million in 2001, $13.2 million in 2000 and $11.2 million in 1999.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

I.  MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

Wholly-owned subsidiary trusts of GAFRI issued preferred securities and, in turn, purchased a like amount of subordinated debt which provides interest and principal payments to fund the Trusts' obligations. The preferred securities are mandatorily redeemable upon maturity or redemption of the subordinated debt. GAFRI effectively provides an unconditional guarantee of the Trusts' obligations. The three preferred securities issues are summarized as follows:

Date of Issuance	Issue (Maturity Date)	12/31/01	12/31/00	Optional Redemption Dates
November 1996	9-1/4% TOPrS* (2026)	$72,912,500	$72,912,500	Currently redeemable
March 1997	8-7/8% Pfd (2027)	70,000,000	70,000,000	On or after 3/1/2007
May 1997	7-1/4% ROPES** (2041)	-	75,000,000	Redeemed 9/28/2001
________________________________________

 *  Trust Originated Preferred Securities
 ** Remarketed Par Securities

In 2000, GAFRI repurchased $1.7 million of its preferred securities for $1.4 million in cash.

Cash payments with respect to the preferred securities were $18.4 million in 2001 and 2000.

J.  STOCKHOLDERS' EQUITY

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

GAFRI's dividend paying capability is limited by certain customary debt covenants to amounts based on cumulative earnings and losses, debt ratios and other items.

The change in net unrealized gains (losses) on marketable securities included the following (in millions):
	2001			2000			1999
	Pretax	Taxes	Net	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains (losses) on securities arising during the period	$12.3	($ 4.2)	$8.1	$154.7	($52.6)	$102.1	($332.3)	$114.2	($218.1)
Adoption of EITF 99-20	8.4	(2.9)	5.5	-	-	-	-	-	-
Realized losses (gains) on securities	49.8	(17.5)	32.3	(8.1)	2.8	(5.3)	7.8	(2.7)	5.1
Change in net unrealized gains (losses) on marketable securities	$70.5	($24.6)	$45.9	$146.6	($49.8)	$96.8	($324.5)	$111.5	($213.0)

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2001, there were 4.0 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans. Under the plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

Data for GAFRI's Stock Option Plan is presented below:
	2001		2000		1999
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding at beginning of year	2,869,462	$16.56	2,521,115	$17.10	2,464,080	$16.42
Granted	576,500	$17.96	650,000	$15.15	247,474	$22.81
Forfeited	(237,477)	$17.34	(236,100)	$19.32	(159,045)	$16.24
Exercised	(69,326)	$13.51	(65,553)	$13.43	(31,394)	$13.25

Outstanding at end of year	3,139,159	$16.83	2,869,462	$16.56	2,521,115	$17.10

Options exercisable at year-end	1,821,727	$16.03	1,454,695	$15.83	1,095,673	$15.30

The average remaining life of GAFRI's options was 6.8 years at December 31, 2001. The exercise prices of options issued during the year ranged from $17.09 to $18.89 in 2001, $15.00 to $17.50 in 2000 and $21.73 to $24.25 in 1999.

No compensation cost has been recognized for stock option grants. Had compensation cost been determined for stock option awards based on the fair values at grant dates consistent with the method prescribed by SFAS No. 123, GAFRI's net income (in millions) and earnings per share would have been lower by the following amounts:
	2001	2000	1999
Net income	($ 2.0)	($ 2.5)	($ 3.3)
Earnings per share	($0.04)	($0.06)	($0.07)

For SFAS No. 123 purposes, calculations were determined using the Black-Scholes option pricing model and the following assumptions:

	2001	2000	1999
Dividend yield	<1%	<1%	<1%
Expected volatility	20%	20%	20%
Expected life (years)	7.5	7.5	7.5
Risk free interest rates:
Low	4.8%	6.1%	5.0%
High	5.1%	6.4%	5.9%

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

K.  INCOME TAXES

The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Consolidated Income Statement (in millions).
	2001	2000	1999
Earnings before income taxes:
Operating	$59.9	$81.1	$92.0
Equity in losses of affiliate	-	(9.5)	(3.0)
Cumulative effect of accounting changes	(8.4)	1.2	(7.2)
Earnings before income taxes	$51.5	$72.8	$81.8

Tax computed at statutory rate	$18.0	$25.5	$28.6

Effect of:
Reduction of valuation allowance	-	(7.0)	(5.3)
Foreign operations	(3.3)	-	-
Other, net	(0.4)	(0.4)	(0.3)
Total provision (all current)	14.3	18.1	23.0

Amounts applicable to losses of affiliate	-	3.3	1.0
Amounts applicable to accounting changes	2.9	(0.4)	2.5
Provision for income tax as shown in
Consolidated Income Statement	$17.2	$21.0	$26.5

Included in its consolidated tax provision is tax expense of $0.4 million, $3.4 million and $3.2 million in 2001, 2000 and 1999, respectively, related to GAFRI's operations in Puerto Rico.

The significant components of deferred tax assets and liabilities, excluding the effects of unrealized gains and losses on marketable securities, included in the Consolidated Balance Sheet were as follows (in millions):
	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$29.2	$37.7
Accrued expenses	16.6	14.0
Investment securities, including affiliate	71.2	42.7
Valuation allowance for deferred tax assets	(20.4)	(20.4)

Deferred tax liabilities:
Unamortized insurance acquisition costs	(160.4)	(144.4)
Policyholder liabilities	1.4	(15.0)
Capitalized assets	9.1	(0.6)

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2001, GAFRI had net operating loss carryforwards for federal income tax purposes of approximately $84 million which are scheduled to expire from 2003 through 2020.

L.  LEASES

Future minimum lease payments, net of sublease revenues, under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2001 are payable as follows: 2002 - $6.9 million; 2003 - $6.9 million; 2004 - $7.8 million; 2005 - $3.9 million; 2006 - $2.9 million; 2007 and beyond - $2.0 million.

Rental expense for operating leases, net of sublease revenues, was $5.5 million in 2001, $6.0 million in 2000 and $5.6 million in 1999.

M.  EARNINGS PER SHARE

The number of common shares outstanding used in calculating diluted earnings per share in both 2001 and 2000 include 0.4 million shares and in 1999 include 0.6 million shares, for the effect of the assumed exercise of GAFRI's stock options.

N.  CONTINGENCIES

In March 2000, a jury in Dallas, Texas, returned a verdict against GALIC with total damages of $11.2 million in a lawsuit brought by two former agents of GALIC. The former agents had alleged that their agency agreement with GALIC had been wrongfully terminated. The Company believes that the verdict was contrary to both the facts and the law and expects to prevail on appeal. Oral arguments on the appeal were heard in November 2001 and a decision is expected in 2002. The ultimate outcome of this case will not have a material adverse impact on the financial condition of the Company.

The Company is continuing its clean-up activities at certain of its former manufacturing operations and third-party sites, in some cases in accordance with consent agreements with federal and state environmental agencies. Changes in regulatory standards and further investigations could affect estimated costs in the future. Management believes that reserves recorded are sufficient to satisfy the known liabilities and that the ultimate cost will not, individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of GAFRI. At December 31, 2001, based on prior costs and discussions with independent environmental consultants, the Company believes the remaining aggregate cost of environmental work at all sites for which it has responsibility will range from $5 million to $23 million. The Company's reserve for environmental costs was $5.2 million at December 31, 2001, and $4.6 million at December 31, 2000.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

O.  STATUTORY INFORMATION; RESTRICTIONS ON TRANSFERS OF FUNDS AND ASSETS OF

     SUBSIDIARIES

Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):
	2001	2000	1999

Capital and surplus	$388.4	$362.5	$403.8
Asset valuation reserve	76.9	75.6	66.5
Interest maintenance reserve	11.0	3.3	9.8

Pretax income from operations	$131.5	$ 78.0	$ 42.4
Net income from operations	97.6	55.2	33.8
Net income	25.2	52.1	34.6

In January 2001, GAFRI's insurance subsidiaries adopted the codification of statutory accounting principles. The cumulative effect of these changes at adoption was not material.

Dividends, which can be paid by GAFRI's insurance subsidiaries without prior approval of regulatory authorities, are subject to restrictions relating to capital and surplus and statutory net income. Based on capital and surplus at December 31, 2001, GALIC and GA Life of Puerto Rico may pay $38.8 million and $24.6 million, respectively, in dividends in 2002 without prior approval. In 2001, GALIC paid $18.0 million in dividends and GAFRI made capital contributions to GALIC of $27.5 million.

Effective December 31, 2001, Loyal entered into a reinsurance treaty, whereby a substantial portion of its life insurance was ceded to an unaffiliated company.

Securities owned by insurance subsidiaries having a carrying value of about $106 million at December 31, 2001, were on deposit as required by regulatory authorities.

P.  ADDITIONAL INFORMATION

Related Party Transactions   In September 2000, GAFRI's minority ownership in a company engaged in the production of ethanol was repurchased by that company for $7.5 million in cash and $21.9 million liquidation value of non-voting redeemable preferred stock. GAFRI recorded a pretax gain of $27.2 million on the transaction. Following the repurchase, GAFRI's Chairman beneficially owned 100% of the ethanol company. In December 2000, the ethanol company retired $3 million of the preferred stock at liquidation value plus accrued dividends and issued an $18.9 million subordinated note in exchange for the remaining preferred stock. The outstanding balance of the subordinated note at December 31, 2001, was $12.9 million. The subordinated note bears interest at 12-1/4% with scheduled repayments through 2005.

GAFRI has a line of credit with a company owned by AFG and brothers of GAFRI's Chairman. Under the agreement, which matures in March 2003, this company may borrow up to $8 million at 13%. At December 31, 2001 and 2000, $6.4 million and $8.0 million, respectively, was due under the credit line.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other income includes approximately $0.4 million in 2001 and approximately $1 million in 2000, and 1999 of payments from a subsidiary of AFG for the rental of an office building owned by GALIC. This building was sold in 2001 to an unaffiliated party.

In order to take advantage of operational efficiencies, GAFRI shares certain IT services with AFG. GAFRI made approximately $7 million and $8 million in payments to AFG for such services in 2001 and 2000, respectively.

Fair Value of Financial Instruments The following table shows the carrying value and estimated fair value of GAFRI's financial instruments at December 31 (in millions):

	2001		2000
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets
Fixed maturity investments	$6,431.1	$6,431.1	$6,117.1	$6,117.1
Equity securities	59.0	59.0	67.9	67.9

Liabilities
Annuity benefits accumulated	$5,832.1	$5,658.6	$5,543.7	$5,425.9
Notes payable	223.0	216.3	151.9	143.4

Trust preferred securities	$ 142.9	$ 143.4	$ 217.9	$ 211.2

Stockholders' equity	$ 748.8	$ 794.1	$ 671.7	$ 809.0

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unrealized Gains on Marketable Securities, Net In addition to adjusting equity securities considered available for sale to fair value, SFAS 115 requires that certain other balance sheet amounts be adjusted to the extent that unrealized gains and losses from securities would result in adjustments had these gains or losses actually been realized. The components of the Consolidated Balance Sheet caption "Unrealized gains on marketable securities, net" in stockholders' equity are summarized as follows (in millions):

	Unadjusted		Adjusted
	Asset	Effect of	Asset
	(Liability)	SFAS 115	(Liability)
2001
Fixed maturities	$6,302.1	$129.0	$6,431.1
Equity securities	37.8	21.2	59.0
Unamortized insurance acquisition
costs, net	565.1	(9.0)	556.1
Annuity benefits accumulated	(5,827.9)	(4.2)	(5,832.1)
Deferred taxes on unrealized gains	-	(47.2)	(47.2)
Unrealized gains		$ 89.8

2000
Fixed maturities	$6,088.0	$29.1	$6,117.1
Equity securities	30.5	37.4	67.9
Unamortized insurance acquisition
costs, net	487.9	-	487.9
Annuity benefits accumulated	(5,543.7)	-	(5,543.7)
Deferred taxes on unrealized losses	-	(22.6)	(22.6)
Unrealized gains		$43.9

Pension Plan The Company has a defined benefit pension plan (the "Plan") covering former U.S. employees of its discontinued manufacturing operations. Pension benefits are based upon past service with the Company and compensation levels. Contributions are made by the Company in amounts necessary to satisfy requirements of ERISA.

Realignment Expenses In 1999, GAFRI recorded a $10 million charge for expenses related to realignment within the Company's operating units. Included in this charge were: (i)
$6 million related to the abandonment and accelerated write-off of computer operating systems, (ii) $3 million associated with the elimination of redundant positions and (iii) $1 million representing a liability for future years' rent expense for non-cancelable leased office space that would not be occupied by GAFRI employees during the remaining lease term.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accident and Health Reserves The following table provides an analysis of changes in the liability for unpaid claims included in GAFRI's accident and health reserves over the past three years on a GAAP basis (in millions):

	2001	2000	1999

Balance at beginning of period	$110.2	$ 73.9	$ 9.4
Provision for benefits occurring in
the current year	134.7	103.4	15.0
Net increase (decrease) in provision
for benefits of prior years	0.9	1.6	(1.9)
Total benefits incurred	135.6	105.0	13.1
Payments for losses of:
Current year	(91.3)	(52.9)	(7.5)
Prior years	(61.3)	(31.1)	(5.1)
Total payments	(152.6)	(84.0)	(12.6)

Reserves of businesses acquired	3.4	15.3	64.0
Gross unpaid accident and health claims
included in life, accident and health
reserves in the Balance Sheet	$ 96.6	$110.2	$ 73.9

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Information GAFRI has guaranteed all of the outstanding debt of AAG Holding and the preferred securities of the Trusts. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	TOTAL	ALL OTHER	CONS
DECEMBER 31, 2001	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 11.4	$ -	$ -	$6,956.8	($ 1.7)	$6,966.5
Investment in subsidiaries	689.1	1,080.6	-	1.9	(1,771.6)	-
Notes receivable from AAG Holding	102.4	-	154.6	-	(257.0)	-
Unamortized insurance acquisition costs, net	-	-	-	556.1	-	556.1
Other assets	17.2	1.4	4.7	282.2	42.7	348.2
Variable annuity assets (separate accounts)	-	-	-	529.6	-	529.6
	$820.1	$1,082.0	$159.3	$8,326.6	($1,987.6)	$8,400.4

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$6,475.3	($ 4.7)	$6,470.6
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to Trusts	-	154.6	-	-	(154.6)	-
Other notes payable	1.9	221.1	-	-	-	223.0
Other liabilities	69.4	10.8	4.6	209.4	(8.7)	285.5
Variable annuity liabilities (separate accounts)	-	-	-	529.6	-	529.6
	71.3	488.9	4.6	7,214.4	(270.5)	7,508.7

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	150.0	-	(7.1)	142.9

Total stockholders' equity	748.8	593.1	4.7	1,112.2	(1,710.0)	748.8
	$820.1	$1,082.0	$159.3	$8,326.6	($1,987.6)	$8,400.4

DECEMBER 31, 2000

Assets
Cash and investments	$ 15.6	$ -	$ -	$6,571.4	($ 1.7)	$6,585.3
Investment in subsidiaries	594.5	978.8	-	1.0	(1,574.3)	-
Notes receivable from AAG Holding	102.4	-	232.0	-	(334.4)	-
Unamortized insurance acquisition costs, net	-	-	-	487.9	-	487.9
Other assets	31.0	11.8	6.0	291.7	28.5	369.0
Variable annuity assets (separate accounts)	-	-	-	533.7	-	533.7
	$743.5	$990.6	$238.0	$7,885.7	($1,881.9)	$7,975.9

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$6,147.8	($ 4.7)	$6,143.1
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to Trusts	-	232.0	-	-	(232.0)	-
Other notes payable	2.0	148.5	-	1.4	-	151.9
Other liabilities	69.8	-	6.1	208.8	(27.1)	257.6
Variable annuity liabilities (separate accounts)	-	-	-	533.7	-	533.7
	71.8	482.9	6.1	6,891.8	(366.3)	7,086.3

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	225.0	-	(7.1)	217.9

Total stockholders' equity	671.7	507.7	6.9	993.9	(1,508.5)	671.7
	$743.5	$990.6	$238.0	$7,885.7	($1,881.9)	$7,975.9

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)

YEAR ENDED		AAG	TOTAL	ALL OTHER	CONS
DECEMBER 31, 2001	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$280.1	$ -	$280.1
Net investment income and other revenue	25.6	-	-	544.6	(20.2)	550.0
Interest income on AAG Holding notes	-	-	18.2	-	(18.2)	-
Equity in earnings of subsidiaries	51.7	89.0	-	-	(140.7)	-
	77.3	89.0	18.2	824.7	(179.1)	830.1

Costs and Expenses:
Insurance benefits and expenses	-	-	-	587.0	-	587.0
Interest expense on AAG Holding notes	-	18.2	-	-	(18.2)	-
Other interest and debt expenses	0.1	20.4	-	0.1	7.3	27.9
Other expenses	17.3	8.8	-	139.0	(9.8)	155.3
	17.4	47.4	-	726.1	(20.7)	770.2

Earnings before income taxes	59.9	41.6	18.2	98.6	(158.4)	59.9
Provision for income taxes	17.2	13.9	-	28.8	(42.7)	17.2

Net operating earnings	42.7	27.7	18.2	69.8	(115.7)	42.7

Accounting change, net	(5.5)	-	-	(5.5)	5.5	(5.5)

Net income	$ 37.2	$ 27.7	$ 18.2	$ 64.3	($110.2)	$ 37.2

YEAR ENDED
DECEMBER 31, 2000

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$230.4	$ -	$230.4
Net investment income and other revenue	58.9	-	-	557.2	(22.2)	593.9
Interest income on AAG Holding notes	-	-	19.6	-	(19.6)	-
Equity in earnings of subsidiaries	41.2	85.7	-	-	(126.9)	-
	100.1	85.7	19.6	787.6	(168.7)	824.3

Costs and Expenses:
Insurance benefits and expenses	-	-	-	530.6	-	530.6
Interest expense on AAG Holding notes	-	19.6	-	-	(19.6)	-
Other interest and debt expenses	0.1	23.4	-	0.1	8.6	32.2
Other expenses	18.9	13.9	-	159.7	(12.1)	180.4
	19.0	56.9	-	690.4	(23.1)	743.2

Earnings before income taxes	81.1	28.8	19.6	97.2	(145.6)	81.1
Provision for income taxes	21.0	9.3	-	30.5	(39.8)	21.0

Net operating earnings	60.1	19.5	19.6	66.7	(105.8)	60.1

Equity in losses of affiliate, net	(6.2)	-	-	-	-	(6.2)
Income before accounting change	53.9	19.5	19.6	66.7	(105.8)	53.9

Accounting change, net	0.8	-	-	0.8	(0.8)	0.8

Net income	$ 54.7	$ 19.5	$ 19.6	$ 67.5	($106.6)	$ 54.7

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)

YEAR ENDED		AAG	TOTAL	ALL OTHER	CONS
DECEMBER 31, 1999	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$119.1	$ -	$119.1
Net investment income and other revenue	34.6	-	-	526.0	(18.2)	542.4
Interest income on AAG Holding notes	-	-	19.6	-	(19.6)	-
Equity in earnings of subsidiaries	71.6	109.9	-	-	(181.5)	-
	106.2	109.9	19.6	645.1	(219.3)	661.5

Costs and Expenses:
Insurance benefits and expenses	-	-	-	394.0	-	394.0
Interest expense on AAG Holding notes	-	19.6	-	-	(19.6)	-
Other interest and debt expenses	0.1	21.5	-	0.3	8.6	30.5
Other expenses	14.1	9.4	-	131.4	(9.9)	145.0
	14.2	50.5	-	525.7	(20.9)	569.5

Earnings before income taxes	92.0	59.4	19.6	119.4	(198.4)	92.0
Provision for income taxes	26.5	19.9	-	39.8	(59.7)	26.5

Net operating earnings	65.5	39.5	19.6	79.6	(138.7)	65.5

Equity in losses of affiliate, net	(2.0)	-	-	-	-	(2.0)
Income before accounting change	63.5	39.5	19.6	79.6	(138.7)	63.5

Accounting change, net	(4.7)	(3.4)	-	(1.0)	4.4	(4.7)

Net income	$ 58.8	$36.1	$19.6	$ 78.6	($134.3)	$ 58.8

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2001

(In millions)

		AAG	TOTAL	ALL OTHER	CONS
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$37.2	$27.7	$18.2	$ 64.3	($110.2)	$ 37.2
Adjustments:
Cumulative effect of accounting change	5.5	-	-	5.5	(5.5)	5.5
Equity in net earnings of subsidiaries and affiliates	(37.5)	(60.2)	-	-	97.7	-
Increase in life, accident and health reserves	-	-	-	58.0	-	58.0
Benefits to annuity policyholders	-	-	-	294.7	-	294.7
Amortization of insurance acquisition costs	-	-	-	79.3	-	79.3
Depreciation and amortization	0.7	4.9	-	6.8	-	12.4
Realized (gains) losses	3.3	-	-	48.3	-	51.6
Increase in insurance acquisition costs	-	-	-	(137.7)	-	(137.7)
Other, net	10.1	9.3	-	(35.1)	(35.2)	(50.9)
	19.3	(18.3)	18.2	384.1	(53.2)	350.1

Cash Flows from Investing Activities:
Purchases of investments and other assets	(6.4)	-	-	(1,731.4)	-	(1,737.8)
Maturities and redemptions of fixed investments	-	-	-	582.0	-	582.0
Sales of investments and other assets	7.7	-	-	893.0	-	900.7
Decrease in intercompany notes receivable	1.5	-	-	-	(1.5)	-
Decrease in policy loans	-	-	-	2.2	-	2.2
	2.8	-	-	(254.2)	(1.5)	(252.9)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	616.6	-	616.6
Annuity surrenders, benefits and withdrawals	-	-	-	(622.5)	-	(622.5)
Net transfers to variable annuity assets	-	-	-	(0.4)	-	(0.4)
Additions to notes payable	0.1	87.4	-	-	-	87.5
Reductions of notes payable	(0.2)	(14.8)	-	(1.4)	-	(16.4)
Issuance of Common Stock	1.4	-	-	-	-	1.4
Capital contribution from parent (to subsidiary)	(20.7)	20.7	-	(36.5)	36.5	-
Retirement of Common Stock	(0.8)	-	-	-	-	(0.8)
Repurchase of trust preferred securities	-	(75.0)	-	-	-	(75.0)
Trust dividend requirements	-	-	(18.2)	-	18.2	-
Cash dividends paid	(4.2)	-	-	-	-	(4.2)
	(24.4)	18.3	(18.2)	(44.2)	54.7	(13.8)

Net increase (decrease) in cash and short-term investments	(2.3)	-	-	85.7	-	83.4
Beginning cash and short-term investments	3.2	-	-	84.3	-	87.5

Ending cash and short-term investments	$ 0.9	$ -	$ -	$ 170.0	$ -	$ 170.9

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2000

(In millions)

		AAG	TOTAL	ALL OTHER	CONS
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$54.7	$19.5	$19.6	$ 67.5	($106.6)	$ 54.7
Adjustments:
Cumulative effect of accounting change	(0.8)	-	-	(0.8)	0.8	(0.8)
Equity in net earnings of subsidiaries and affiliates	(18.7)	(59.2)	-	-	84.1	6.2
Increase in life, accident and health reserves	-	-	-	78.8	-	78.8
Benefits to annuity policyholders	-	-	-	293.1	-	293.1
Amortization of insurance acquisition costs	-	-	-	62.3	-	62.3
Depreciation and amortization	0.9	7.8	-	(2.0)	-	6.7
Realized (gains) losses (a)	(27.6)	-	-	19.8	-	(7.8)
Increase in insurance acquisition costs	-	-	-	(146.7)	-	(146.7)
Other, net	6.1	(29.0)	-	(30.9)	20.7	(33.1)
	14.6	(60.9)	19.6	341.1	(1.0)	313.4

Cash Flows from Investing Activities:
Purchases of investments and other assets	(2.5)	-	-	(818.1)	-	(820.6)
Maturities and redemptions of fixed investments	0.6	-	-	391.8	-	392.4
Sales of investments and other assets	56.3	-	-	385.0	(20.4)	420.9
Decrease in intercompany notes receivable	(0.3)	-	-	-	0.3	-
Decrease in policy loans	-	-	-	3.7	-	3.7
	54.1	-	-	(37.6)	(20.1)	(3.6)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	496.8	-	496.8
Annuity surrenders, benefits and withdrawals	-	-	-	(731.9)	-	(731.9)
Net transfers to variable annuity assets	-	-	-	(50.5)	-	(50.5)
Additions to notes payable	0.1	-	-	9.5	-	9.6
Reductions of notes payable	(0.3)	-	-	(58.7)	-	(59.0)
Issuance of Common Stock	1.1	-	-	-	-	1.1
Capital contribution from parent (to subsidiary)	(60.9)	60.9	-	(1.5)	1.5	-
Retirement of Common Stock	(2.4)	-	-	-	-	(2.4)
Repurchase of trust preferred securities	-	-	-	(1.4)	-	(1.4)
Trust dividend requirements	-	-	(19.6)	-	19.6	-
Cash dividends paid	(4.2)	-	-	-	-	(4.2)
	(66.6)	60.9	(19.6)	(337.7)	21.1	(341.9)

Net increase (decrease) in cash and short-term investments	2.1	-	-	(34.2)	-	(32.1)
Beginning cash and short-term investments	1.1	-	-	118.5	-	119.6

Ending cash and short-term investments	$ 3.2	$ -	$ -	$ 84.3	$ -	$ 87.5

_______________

(a)  Included in the GAFRI column is a ($27.2) million gain on the redemption of minority ownership by related party.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 1999

(In millions)

		AAG	TOTAL	ALL OTHER	CONS
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$58.8	$36.1	$19.6	$ 78.6	($134.3)	$ 58.8
Adjustments:
Cumulative effect of accounting change	4.7	3.4	-	1.0	(4.4)	4.7
Equity in net earnings of subsidiaries and affiliates	(44.2)	(70.3)	-	-	116.5	2.0
Increase in life, accident and health reserves	-	-	-	39.3	-	39.3
Benefits to annuity policyholders	-	-	-	262.6	-	262.6
Amortization of insurance acquisition costs	-	-	-	45.0	-	45.0
Depreciation and amortization	1.0	4.0	-	2.2	-	7.2
Realized (gains) losses	(1.7)	-	-	8.8	-	7.1
Increase in insurance acquisition costs	-	-	-	(119.4)	-	(119.4)
Other, net	(1.3)	(50.4)	-	56.0	13.9	18.2
	17.3	(77.2)	19.6	374.1	(8.3)	325.5

Cash Flows from Investing Activities:
Purchases of investments and other assets	(47.6)	-	-	(1,438.8)	-	(1,486.4)
Purchase of subsidiaries	(22.2)	-	-	(40.4)	-	(62.6)
Maturities and redemptions of fixed investments	3.9	-	-	613.7	-	617.6
Sales of investments and other assets	55.3	-	-	748.7	-	804.0
Decrease in intercompany notes receivable	11.3	-	-	-	(11.3)	-
Decrease in policy loans	-	-	-	3.8	-	3.8
	0.7	-	-	(113.0)	(11.3)	(123.6)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	446.4	-	446.4
Annuity surrenders, benefits and withdrawals	-	-	-	(698.2)	-	(698.2)
Net transfers to variable annuity assets	-	-	-	(19.5)	-	(19.5)
Additions to notes payable	1.1	70.0	-	-	-	71.1
Reductions of notes payable	(0.1)	-	-	(0.7)	-	(0.8)
Issuance of Common Stock	0.6	-	-	-	-	0.6
Capital contribution from parent (to subsidiary)	(7.2)	7.2	-	-	-	-
Retirement of Common Stock	(5.2)	-	-	-	-	(5.2)
Repurchase of trust preferred securities	(5.5)	-	-	-	-	(5.5)
Trust dividend requirements	-	-	(19.6)	-	19.6	-
Cash dividends paid	(4.2)	-	-	-	-	(4.2)
	(20.5)	77.2	(19.6)	(272.0)	19.6	(215.3)

Net decrease in cash and short-term investments	(2.5)	-	-	(10.9)	-	(13.4)
Beginning cash and short-term investments	3.6	-	-	129.4	-	133.0

Ending cash and short-term investments	$ 1.1	$ -	$ -	$118.5	$ -	$119.6

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Q.  QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the seasonal nature of the Company's hotel operations and the discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. The following table represents quarterly results of operations for the years ended December 31, 2001 and 2000 (in millions, except per share data).
	First	Second	Third	Fourth	Total
2001	Quarter	Quarter	Quarter	Quarter	Year
Realized losses	($ 1.8)	($ 22.7)	($ 1.3)	($25.8)	($ 51.6)
Total revenues	217.0	196.6	222.3	194.2	830.1

Income before accounting changes	17.9	5.6	18.4	0.8	42.7
Accounting changes	-	(5.5)	-	-	(5.5)
Net income	17.9	0.1	18.4	0.8	37.2

Basic earnings (loss) per common share:
Income before accounting changes	$0.42	$0.13	$0.43	$0.02	$1.01
Accounting changes	-	(0.13)	-	-	(0.13)
Net income	$0.42	$ -	$0.43	$0.02	$0.88

Diluted earnings (loss) per common share:
Income before accounting changes	$0.42	$0.13	$0.43	$0.02	$1.00
Accounting changes	-	(0.13)	-	-	(0.13)
Net income	$0.42	$ -	$0.43	$0.02	$0.87

Average common shares outstanding
Basic	42.3	42.3	42.3	42.3	42.3
Diluted	42.8	42.7	42.7	42.7	42.7

2000
Realized gains (losses)	($ 2.9)	($ 0.8)	$ 18.5 (b)	($ 7.0)	($ 19.4)
Total revenues	187.0	195.9	236.2	205.2	824.3

Income (loss) before accounting changes	17.4	(1.9)(a)	30.5	7.9	53.9
Accounting changes	-	-	-	0.8	0.8
Net income (loss)	17.4	(1.9)(a)	30.5	8.7	54.7

Basic earnings (loss) per common share:
Income before accounting changes	$0.41	($0.04)(a)	$0.72	$ 0.18	$ 1.27
Accounting changes	-	-	-	0.02	0.02
Net income (loss)	$0.41	($0.04)(a)	$0.72	$ 0.20	$ 1.29

Diluted earnings (loss) per common share:
Income before accounting changes	$0.41	($0.05)(a)	$0.72	$0.18	$1.26
Accounting changes	-	-	-	0.02	0.02
Net income (loss)	$0.41	($0.05)(a)	$0.72	$0.20	$1.28

Average common shares outstanding
Basic	42.4	42.3	42.3	42.3	42.3
Diluted	42.6	42.6	42.8	42.8	42.7

  In the second quarter of 2000, GAFRI recorded $21.1 million (after-tax) in litigation charges. Excluding these charges, second quarter 2000 basic and diluted earnings per share would have been $0.50 higher.
  Includes $27.2 million gain on the redemption of minority ownership by related party.

Quarterly earnings per share may not add to year-to-date amounts due to changes in shares outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

R.  SUBSEQUENT EVENT (Unaudited)

On March 14, 2002, GAFRI reached an agreement to acquire Manhattan National Life Insurance Company ("MNL") from a subsidiary of Conseco, Inc. for $48.5 million in cash. GAFRI expects to close on this transaction in the second quarter of 2002 and to fund this acquisition with cash on hand and through reinsurance of up to 90% of the business in force. While MNL is not currently writing new policies, the company reported over $43 million of statutory renewal premiums in 2001. MNL has approximately 90,000 policies in force (primarily term life) representing over $12 billion in face amount of insurance. Following is a summary of certain statutory information for MNL at December 31, 2001 (in millions):

Total Assets	$297.8
Capital and Surplus	23.1
Asset Valuation Reserve	0.4
Interest Maintenance Reserve	1.2

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	Documents filed as part of this Report:

1. Financial Statements are Included in Part II, Item 8.

2. Financial Statement Schedules:

Selected Quarterly Financial Data is included in Note Q to the Consolidated Financial Statements.

Schedules filed herewith:

	For 2001, 2000 and 1999	Page

	II - Condensed Financial Information of Registrant	S-2

	III - Supplementary Insurance Information	S-4

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

S-1

GREAT AMERICAN FINANCIAL RESOURCES, INC. - PARENT ONLY

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In millions)

Condensed Balance Sheet
	December 31,
Assets:	2001	2000
Investments:
Fixed maturities - at market
(amortized cost - $8.4 and $11.6)	$ 8.6	$ 9.4
Equity securities - at market
(cost - $2.0 and $0.3)	1.9	0.3
Cash and short-term investments	0.9	3.2
Investment in affiliate	-	2.7
Investment in subsidiaries (a)	689.1	594.5
Note receivable from AAG Holding	102.4	102.4
Other assets	17.2	31.0
	$820.1	$743.5
Liabilities and Capital:
Accounts payable, accrued expenses and
other liabilities	$ 31.5	$ 30.3
Payables to affiliates	37.9	39.5
Notes payable	1.9	2.0
Stockholders' equity (b)	748.8	671.7
	$820.1	$743.5

Condensed Income Statement
	Year ended December 31,
	2001	2000	1999
Revenues:
Net investment income and other income	$ 28.9	$ 31.3	$ 32.9
Realized gains (losses) on investments (c)	(3.3)	27.6	1.7
Equity in undistributed earnings of subsidiaries	32.8	(1.4)	27.9
Capital distributions from subsidiaries	18.9	42.6	43.7
	77.3	100.1	106.2
Costs and Expenses:
Interest and other financing expenses	0.1	0.1	0.1
Provision for realignment expenses (d)	-	-	2.8
Other expenses	17.3	18.9	11.3
	17.4	19.0	14.2

Operating earnings before income taxes	59.9	81.1	92.0
Provision for income taxes	17.2	21.0	26.5

Net operating earnings	42.7	60.1	65.5

Equity in losses of affiliate, net of tax	-	(6.2)	(2.0)

Income before accounting changes	42.7	53.9	63.5

Cumulative effect of accounting changes, net of tax	(5.5)	0.8	(4.7)
Net Income	$ 37.2	$ 54.7	$ 58.8
___________
(a) Includes net unrealized gains on marketable securities of $89.7 million and $45.3 million in 2001 and 2000, respectively.
(b) Includes net unrealized gains on marketable securities of $89.8 million and $43.9 million in 2001 and 2000, respectively
(c) 2000 amount includes a $27.2 million gain on the redemption of minority ownership by related party.
(d) Parent only portion of realignment expenses in 1999.

S-2

GREAT AMERICAN FINANCIAL RESOURCES, INC. - PARENT ONLY

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In millions)

Condensed Statement of Cash Flows
	Year Ended December 31,
	2001	2000	1999

Cash Flows from Operating Activities:
Net income	$ 37.2	$ 54.7	$ 58.8
Adjustments:
Cumulative effect of accounting changes	5.5	(0.8)	4.7
Equity in net earnings of subsidiaries	(37.5)	(18.7)	(44.2)
Realized (gains) losses (a)	3.3	(27.6)	(1.7)
Depreciation and amortization	0.7	0.9	1.0
Decrease (increase) in other assets	9.3	(5.0)	(9.6)
Increase (decrease) in balances with affiliates	(1.6)	6.7	3.4
Increase in other liabilities	1.5	3.4	5.0
Capital distributions from subsidiaries	129.9	42.6	44.1
Contributions to subsidiaries	(150.6)	(103.5)	(51.3)
Other, net	0.9	1.0	(0.1)
	(1.4)	(46.3)	10.1

Cash Flows from Investing Activities:
Purchase of investments	(6.4)	(2.5)	(47.6)
Decrease (increase) in intercompany notes
receivable	1.5	(0.3)	11.3
Purchase of subsidiaries	-	-	(22.2)
Maturities and redemptions of fixed maturity
investments	-	0.6	3.9
Sales of investments	7.7	35.9	55.3
Sale of subsidiaries (b)	-	20.4	-
	2.8	54.1	0.7

Cash Flows from Financing Activities:
Additions to notes payable	0.1	0.1	1.1
Reductions of notes payable	(0.2)	(0.3)	(0.1)
Issuance of Common Stock	1.4	1.1	0.6
Retirement of Common Stock	(0.8)	(2.4)	(5.2)
Repurchase of trust preferred securities	-	-	(5.5)
Cash dividends paid	(4.2)	(4.2)	(4.2)
	(3.7)	(5.7)	(13.3)

Net increase (decrease) in cash and short-term investments	(2.3)	2.1	(2.5)
Beginning cash and short-term investments	3.2	1.1	3.6
Ending cash and short-term investments	$ 0.9	$ 3.2	$ 1.1

  2000 amount includes a ($27.2) million gain on the redemption of minority ownership by related party.
  2000 amount reflects sale of Consolidated Financial Corporation to GALIC.

S-3

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

THREE YEARS ENDED DECEMBER 31, 2001

(In millions)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H	COLUMN I	COLUMN J	COLUMN K
Segment	Unamortized Insurance Acquisition Costs, Net	Future policy benefits, losses, claims and loss expenses	Unearned Premiums	Other policy claims and benefits payable	Premium Revenue	Net Investment Income (1)	Benefits, claims, losses and settlement expenses	Amortization of insurance acquisition expenses	Other operating expenses (2)	Premiums written (3)

	2001
S-4	Life & Annuity products	$416	$5,825	$ 2	$22	$ 36	$451	$319	$36	$ 85	N/A
	Supplemental insurance products	85	490	2	-	190	38	161	27	42	N/A
	GA Life of Puerto Rico	55	118	1	11	54	10	28	16	10	N/A
	Corporate and other	-	-	-	-	-	8	-	-	18	N/A
	Total	$556	$6,433	$ 5	$ 33	$280	$507	$508	$79	$155

	2000
	Life & Annuity products	$337	$5,526	$ 1	$18	$29	$445	$313	$23	$113	N/A
	Supplemental insurance products	102	478	2	-	152	34	131	24	41	N/A
	GA Life of Puerto Rico	49	108	1	9	49	9	24	15	10	N/A
	Corporate and other	-	-	-	-	-	8	-	-	16	N/A
	Total	$488	$6,112	$ 4	$27	$230	$496	$468	$62	$180

	1999
	Life & Annuity products	$256	$5,494	$ -	$15	$22	$445	$282	$21	$100	N/A
	Supplemental insurance products	107	418	3	-	51	23	43	12	21	N/A
	GA Life of Puerto Rico	43	100	2	8	46	8	24	12	10	N/A
	Corporate and other	-	-	-	-	-	17	-	-	14	N/A
	Total	$406	$6,012	$ 5	$23	$119	$493	$349	$45	$145

  Allocated by legal entity.
  1999 amount includes realignment expenses of $10 million.
  Life, accident and health premiums are shown Column F.

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
GREAT AMERICAN FINANCIAL RESOURCES, INC.

Signed: March 28, 2002	BY:s/CARL H. LINDNER
Carl H. Lindner
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Capacity	Date

s/CARL H. LINDNER	Chairman of the Board	March 28, 2002
Carl H. Lindner	of Directors
s/S. CRAIG LINDNER	Director and Chief	March 28, 2002
S. Craig Lindner	Executive Officer

s/ROBERT A. ADAMS	Director	March 28, 2002
Robert A. Adams
s/WILLIAM R. MARTIN	Director*	March 28, 2002
William R. Martin
s/JOHN T. LAWRENCE, III	Director*	March 28, 2002
John T. Lawrence, III
s/RONALD W. TYSOE	Director*	March 28, 2002
Ronald W. Tysoe

s/CHRISTOPHER P. MILIANO	Chief Financial Officer	March 28, 2002
Christopher P. Miliano	(Principal Accounting Officer)

* Member of Audit Committee