Form 10-Q
period 2002-03-31
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2002-05-15
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002	Commission File No. 1-11632
GREAT AMERICAN FINANCIAL RESOURCES, INC.
Incorporated under the Laws of Delaware	IRS Employer I.D. No. 06-1356481
250 East Fifth Street, Cincinnati, Ohio 45202
(513) 333-5300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

As of May 1, 2002, there were 42,450,536 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

FINANCIAL INFORMATION
GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	March 31,	December 31,
	2002	2001
Assets
Investments:
Fixed maturities - at market
(amortized cost - $6,481.2 and $6,302.1)	$6,541.7	$6,431.1
Equity securities - at market
(cost - $37.1 and $37.8)	62.8	59.0
Mortgage loans on real estate	24.5	24.8
Real estate	69.3	69.4
Policy loans	208.4	211.3
Short-term investments	53.5	131.9
Total investments	6,960.2	6,927.5

Cash	14.9	39.0
Accrued investment income	92.7	95.0
Unamortized insurance acquisition costs, net	579.2	556.1
Other assets	264.4	253.2
Variable annuity assets (separate accounts)	560.8	529.6

	$8,472.2	$8,400.4

Liabilities and Capital
Annuity benefits accumulated	$5,931.6	$5,832.1
Life, accident and health reserves	653.5	638.5
Notes payable	222.9	223.0
Payable to affiliates, net	86.2	95.7
Deferred taxes on unrealized gains	27.6	47.2
Accounts payable, accrued expenses and other
liabilities	123.3	142.6
Variable annuity liabilities (separate accounts)	560.8	529.6
Total liabilities	7,605.9	7,508.7

Mandatorily redeemable preferred securities
of subsidiary trusts	142.9	142.9

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-42,412,738 and 42,353,464 shares outstanding	42.4	42.3
Capital surplus	347.2	346.7
Retained earnings	281.4	270.0
Unrealized gains on marketable securities, net	52.4	89.8
Total stockholders' equity	723.4	748.8

	$8,472.2	$8,400.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

Three months ended
March 31,
	2002	2001
Revenues:
Life, accident and health premiums	$ 70.9	$ 69.2
Net investment income	134.5	122.8
Realized losses on investments	(9.6)	(1.8)
Other income	17.8	26.8
	213.6	217.0
Costs and Expenses:
Annuity benefits	75.6	69.3
Life, accident and health benefits	55.9	54.0
Insurance acquisition expenses	24.8	21.3
Trust preferred distribution requirement	3.2	4.5
Interest and other debt expenses	2.7	2.8
Other expenses	35.6	38.9
	197.8	190.8

Operating earnings before income taxes	15.8	26.2
Provision for income taxes	4.4	8.3

Net Income	$ 11.4	$ 17.9

Earnings per common share:
Basic	$0.27	$0.42
Diluted	$0.27	$0.42

Average number of common shares:
Basic	42.4	42.3
Diluted	42.8	42.8

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)
	Three months ended
	March 31,
	2002	2001
Common Stock:
Balance at beginning of period	$ 42.3	$ 42.3
Common Stock issued	0.1	-
Balance at end of period	$ 42.4	$ 42.3

Capital Surplus:
Balance at beginning of period	$346.7	$348.5
Common Stock issued	1.0	0.1
Common Stock retired	(0.5)	-
Balance at end of period	$347.2	$348.6

Retained Earnings:
Balance at beginning of period	$270.0	$237.0
Net income	11.4	17.9
Balance at end of period	$281.4	$254.9

Unrealized Gains, Net:
Balance at beginning of period	$ 89.8	$ 43.9
Change during period	(37.4)	38.5
Balance at end of period	$ 52.4	$ 82.4

Comprehensive Income (Loss):
Net income	$ 11.4	$ 17.9
Other comprehensive income(loss)- change in net
unrealized gains	(37.4)	38.5
Comprehensive income(loss)	($ 26.0)	$ 56.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)
	Three months ended
	March 31,
	2002	2001
Cash Flows from Operating Activities:
Net income	$ 11.4	$ 17.9
Adjustments:
Increase in life, accident and health reserves	14.9	17.7
Benefits to annuity policyholders	75.6	69.3
Amortization of insurance acquisition costs	24.8	21.3
Depreciation and amortization	5.0	2.4
Realized losses on investments	9.6	1.8
Increase in insurance acquisition costs	(38.6)	(35.6)
Decrease in other liabilities	(29.2)	(2.4)
Other, net	2.4	(4.0)
	75.9	88.4

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(891.7)	(267.5)
Equity securities	-	(2.0)
Real estate, mortgage loans and other assets	(1.4)	(4.0)
Maturities and redemptions of fixed maturity investments	285.8	82.9
Sales of:
Fixed maturity investments	396.4	84.8
Equity securities	0.2	1.0
Real estate, mortgage loans and other assets	0.5	12.5
Decrease in policy loans	2.9	1.5
	(207.3)	(90.8)

Cash Flows from Financing Activities:
Fixed annuity receipts	169.9	126.2
Annuity surrenders, benefits and withdrawals	(135.9)	(186.9)
Net transfers(to)from variable annuity assets	(5.6)	2.9
Additions to notes payable	-	4.6
Reductions of notes payable	(0.1)	(0.2)
Issuance of Common Stock	1.1	0.1
Retirement of Common Stock	(0.5)	-
	28.9	(53.3)

Net decrease in cash and short-term investments	(102.5)	(55.7)
Beginning cash and short-term investments	170.9	87.5
Ending cash and short-term investments	$ 68.4	$ 31.8

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

American Financial Group, Inc. ("AFG") and its subsidiaries owned 83% of GAFRI's Common Stock at May 1, 2002.

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

Emerging Issues Task Force Issue No. 99-20 ("EITF 99-20") established a new standard for recognizing interest income and impairment on certain asset-backed investments. Interest income on these investments is recorded at a yield based on projected cash flows. The yield is adjusted prospectively to reflect actual cash flows and changes in projected amounts. Impairment losses on these investments must be recognized when (i) the fair value of the security is less than its cost basis and (ii) there has been an adverse change in the expected cash flows. The new standard became effective on April 1, 2001. Impairment losses at initial application of this rule were recognized as the cumulative effect of an accounting change. Subsequent impairments are recognized as a component of net realized gains and losses.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Goodwill  Goodwill represents the excess of cost of subsidiaries over GAFRI's equity in their underlying net assets. Through December 31, 2001, goodwill was being amortized over periods of 20 to 40 years. Effective January 1, 2002,

GAFRI implemented Statement of Financial Accounting Standards ("SFAS") No. 142, under which goodwill is no longer amortized but is subject to an impairment test at least annually. As required under SFAS No. 142, GAFRI will complete the transitional test for goodwill impairment (as of January 1, 2002) by the end of 2002. Any resulting write-down will be reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle.

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

Income Taxes  GAFRI and Great American Life Insurance Company ("GALIC") have separate tax allocation agreements with American Financial Corporation ("AFC"), a subsidiary of AFG, which designate how tax payments are shared by members of the tax group. In general, both companies compute taxes on a separate return basis. GALIC is obligated to make payments to (or receive benefits from) AFC based on taxable income without regard to temporary differences. If GALIC's taxable income (computed on a statutory accounting basis) exceeds a current period net operating loss of GAFRI, the taxes payable or receivable by GALIC associated with the excess are payable to or receivable from AFC. If the AFC tax group utilizes any of GAFRI's net operating losses or deductions that originated prior to GAFRI's entering AFC's consolidated tax group, AFC will pay to GAFRI an amount equal to the benefit received. The tax allocation agreements with AFC have not impacted the recognition of income tax expense and income tax payable in GAFRI's financial statements.

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

Benefit Plans  GAFRI provides retirement benefits to qualified employees of participating companies through an Employee Stock Ownership Retirement Plan ("ESORP") and a 401(k) plan. Under the ESORP, contributions are at the discretion of the GAFRI Board of Directors and are invested primarily in GAFRI securities. Under the 401(k) plan, GAFRI matches a specific portion of employee contributions. Matching contributions are invested primarily in AFG securities. Company contributions to the ESORP and 401(k) plans are charged against earnings in the year for which they are declared.

GAFRI and certain of its subsidiaries provide certain benefits to eligible retirees. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

Derivatives  Derivatives included in GAFRI's balance sheet consist primarily of investments in common stock warrants (included in equity securities), the equity-based component of certain annuity products (included in annuity benefits accumulated) and call options (included in other assets) used to mitigate the risk embedded in the equity-indexed annuity products. Changes in the fair value of derivatives are included in current earnings.

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

C. Acquisition

Manhattan National Life Insurance  In March 2002, GAFRI reached an agreement to acquire Manhattan National Life Insurance Company ("MNL") from Conseco, Inc. for $48.5 million in cash. GAFRI expects to close on this transaction in the second quarter of 2002 and to fund this acquisition with cash on hand and through reinsurance of up to 90% of the business in force. While MNL is not currently writing new policies, the company reported over $43 million of statutory renewal premiums in 2001. At December 31, 2001, MNL had approximately 90,000 policies in force (primarily term life) representing over $12 billion in face amount of insurance, statutory assets of $297.8 million and statutory capital and surplus of $23.1 million.

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

GAFRI's supplemental insurance businesses (United Teacher Associates Insurance Company ("UTA") and Loyal American Life Insurance Company) offer a variety of supplemental health and life products. UTA offers its products through independent agents. At December 31, 2001, Loyal reinsured a substantial portion of its life insurance business and has begun reducing its marketing efforts.

GA Life of Puerto Rico sells in-home life and supplemental health products through a network of company-employed agents.  Sales in Puerto Rico accounted for approximately 20% of GAFRI's life, accident and health premiums in the first three months of 2002 and 2001.

Corporate and other consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company). The following table shows GAFRI's revenues and operating profit by significant business segment (in millions):

	Three months ended
	March 31,
	2002	2001
Revenues
Life and annuity products	$146.4	$142.2
Supplemental insurance products	57.6	59.2
GA Life of Puerto Rico	17.3	15.5
Corporate and other	1.9	1.9
Total operating revenues	223.2	218.8

Realized losses on investments	(9.6)	(1.8)
Total revenues per income statement	$213.6	$217.0

Operating profit - pretax
Life and annuity products	$ 29.5	$ 35.4
Supplemental insurance products	1.1	(1.2)
GA Life of Puerto Rico	2.9	2.5
Corporate and other	(8.1)	(8.7)
Pretax earnings from operations	25.4	28.0

Realized losses on investments	(9.6)	(1.8)
Total pretax income per income
statement	$ 15.8	$ 26.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

E. Goodwill

Effective January 1, 2002, goodwill is no longer amortized. If the $0.4 million ($0.01 per share) of goodwill amortization had not been deducted in the first quarter of 2001, net earnings for that period would have been $18.3 million ($0.43 per share). Net intangible assets, which are included in other assets on the Consolidated Balance Sheet, totalled approximately $41 million at March 31, 2002 and December 31, 2001.

F. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	March 31,	December 31,
	2002	2001

Deferred policy acquisition costs	$647.5	$621.0
Present value of future profits acquired	69.8	71.2
Unearned revenues	(138.1)	(136.1)
	$579.2	$556.1

G. Notes Payable

Notes payable consisted of the following (in millions):

March 31,		December 31,
2002		2001

Direct obligations of GAFRI	$ 1.8	$ 1.9
Obligations of AAG Holding (guaranteed by GAFRI):
6-7/8% Senior Notes due 2008	100.0	100.0
Bank Credit Line	121.1	121.1
Total	$222.9	$223.0

In January 2001, AAG Holding replaced its existing bank line with a $155 million unsecured credit agreement. Loans under the credit agreement mature on December 31, 2004. At March 31, 2002, the weighted-average interest rate on amounts borrowed under its credit line was 2.63%.

At March 31, 2002, scheduled principal payments on debt for the remainder of 2002 and the subsequent five years were as follows (in millions):

2002	2003	2004	2005	2006	2007
$0.2	$0.2	$121.3	$0.2	$0.2	$0.1

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

H. Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

Wholly-owned subsidiary trusts of GAFRI issued preferred securities and, in turn, purchased a like amount of subordinated debt which provides interest and principal payments to fund the trusts' obligations. The preferred securities are mandatorily redeemable upon maturity or redemption of the subordinated debt.  GAFRI effectively provides an unconditional guarantee of the trusts' obligations. The preferred securities consisted of the following:

Date of				Optional
Issuance	Issue (Maturity Date)	03/31/02	12/31/01	Redemption Dates
November 1996	9-1/4% TOPrS* (2026)	$72,912,500	$72,912,500	Currently redeemable
March 1997	8-7/8% Pfd (2027)	70,000,000	70,000,000	On or after 3/1/2007

*  Trust Originated Preferred Securities

I. Stockholders' Equity

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

At March 31, 2002, there were 4.0 million shares of GAFRI Common Stock reserved for issuance under GAFRI's employee stock option plan. Under the plan, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

The change in net unrealized gains on marketable securities for the three months ended March 31 included the following (in millions):

	2002			2001
	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains (losses)on securities arising during the period	($66.6)	$23.0	($43.6)	$57.1	($19.8)	$37.3
Realized losses on securities	9.6	(3.4)	6.2	1.8	(0.6)	1.2
Change in net unrealized gains on marketable securities	($57.0)	$19.6	($37.4)	$58.9	($20.4)	$38.5

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

J. Earnings Per Share

The number of common shares outstanding used in calculating diluted earnings per share in the first quarter of 2002 includes 0.4 million shares compared to 0.5 million shares for the first quarter of 2001 for the effect of the assumed exercise of GAFRI's dilutive stock options.

K. Contingencies

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

L. Additional Information

Statutory Information  Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	March 31,	December 31,
	2002	2001
Capital and surplus	$378.7	$388.4
Asset valuation reserve	75.9	76.9
Interest maintenance reserve	8.8	11.0

Three months ended March 31,
	2002	2001
Pretax income from operations	$13.5	$10.5
Net income from operations	8.1	8.0
Net income(loss)	(0.1)	12.6

In January 2001, GAFRI's insurance subsidiaries implemented the codification of statutory accounting principles. The cumulative effect of these changes at implementation was not material.

Dividends which can be paid by GAFRI's insurance subsidiaries without prior approval of regulatory authorities are subject to restrictions relating to capital and surplus and statutory net income. Based on capital and surplus at December 31, 2001, GALIC and GA Life of Puerto Rico may pay $38.8 million and $24.6 million, respectively, in dividends in 2002 without prior approval. In the first three months of 2002, GALIC paid $10.0 million in dividends.

Effective December 31, 2001, Loyal entered into a reinsurance treaty whereby a substantial portion of its life insurance was ceded to an unaffiliated company.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Information  GAFRI has guaranteed all of the outstanding debt of AAG Holding and the preferred securities of the Trusts. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	TOTAL	ALL OTHER	CONS
MARCH 31, 2002	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 12.3	$ -	$ -	$6,964.4	($ 1.6)	$6,975.1
Investment in subsidiaries	656.8	1,048.6	-	1.0	(1,706.4)	-
Notes receivable from AAG Holding	102.4	-	154.6	-	(257.0)	-
Unamortized insurance acquisition costs, net	-	-	-	579.2	-	579.2
Other assets	20.7	2.7	3.0	292.1	38.6	357.1
Variable annuity assets (separate accounts)	-	-	-	560.8	-	560.8
	$792.2	$1,051.3	$157.6	$8,397.5	($1,926.4)	$8,472.2

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$6,590.1	($ 5.0)	$6,585.1
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to Trusts	-	154.6	-	-	(154.6)	-
Other notes payable	1.8	221.1	-	-	-	222.9
Other liabilities	67.0	9.2	2.9	166.6	(8.6)	237.1
Variable annuity liabilities (separate accounts)	-	-	-	560.8	-	560.8
	68.8	487.3	2.9	7,317.6	(270.7)	7,605.9

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	150.0	-	(7.1)	142.9

Total stockholders' equity	723.4	564.0	4.7	1,079.9	(1,648.6)	723.4
	$792.2	$1,051.3	$157.6	$8,397.5	($1,926.4)	$8,472.2

DECEMBER 31, 2001

Assets
Cash and investments	$ 11.4	$ -	$ -	$6,956.8	($ 1.7)	$6,966.5
Investment in subsidiaries	689.1	1,080.6	-	1.9	(1,771.6)	-
Notes receivable from AAG Holding	102.4	-	154.6	-	(257.0)	-
Unamortized insurance acquisition costs, net	-	-	-	556.1	-	556.1
Other assets	17.2	1.4	4.7	282.2	42.7	348.2
Variable annuity assets (separate accounts)	-	-	-	529.6	-	529.6
	$820.1	$1,082.0	$159.3	$8,326.6	($1,987.6)	$8,400.4

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$6,475.3	($ 4.7)	$6,470.6
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to Trusts	-	154.6	-	-	(154.6)	-
Other notes payable	1.9	221.1	-	-	-	223.0
Other liabilities	69.4	10.8	4.6	209.4	(8.7)	285.5
Variable annuity liabilities (separate accounts)	-	-	-	529.6	-	529.6
	71.3	488.9	4.6	7,214.4	(270.5)	7,508.7

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	150.0	-	(7.1)	142.9

Total stockholders' equity	748.8	593.1	4.7	1,112.2	(1,710.0)	748.8
	$820.1	$1,082.0	$159.3	$8,326.6	($1,987.6)	$8,400.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
MARCH 31, 2002	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 70.9	$ -	$ 70.9
Net investment income and other revenue	5.6	-	-	142.0	(4.9)	142.7
Interest income on AAG Holding notes	-	-	3.5	-	(3.5)	-
Equity in earnings of subsidiaries	12.2	20.9	-	-	(33.1)	-
	17.8	20.9	3.5	212.9	(41.5)	213.6

Costs and Expenses:
Insurance benefits and expenses	-	-	-	156.3	-	156.3
Interest expense on AAG Holding notes	-	3.5	-	-	(3.5)	-
Other interest and debt expenses	-	5.1	-	-	0.8	5.9
Other expenses	2.0	2.1	-	33.6	(2.1)	35.6
	2.0	10.7	-	189.9	(4.8)	197.8

Earnings before income taxes	15.8	10.2	3.5	23.0	(36.7)	15.8
Provision for income taxes	4.4	3.4	-	6.6	(10.0)	4.4

Net income	$11.4	$ 6.8	$3.5	$ 16.4	($26.7)	$ 11.4

FOR THE THREE MONTHS ENDED
MARCH 31, 2001

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 69.2	$ -	$ 69.2
Net investment income and other revenue	6.9	-	-	145.9	(5.0)	147.8
Interest income on AAG Holding notes	-	-	4.9	-	(4.9)	-
Equity in earnings of subsidiaries	22.4	32.5	-	-	(54.9)	-
	29.3	32.5	4.9	215.1	(64.8)	217.0

Costs and Expenses:
Insurance benefits and expenses	-	-	-	144.6	-	144.6
Interest expense on AAG Holding notes	-	4.9	-	-	(4.9)	-
Other interest and debt expenses	-	5.2	-	-	2.1	7.3
Other expenses	3.1	2.6	-	35.5	(2.3)	38.9
	3.1	12.7	-	180.1	(5.1)	190.8

Earnings before income taxes	26.2	19.8	4.9	35.0	(59.7)	26.2
Provision for income taxes	8.3	6.8	-	10.8	(17.6)	8.3

Net Income	$17.9	$13.0	$4.9	$ 24.2	($ 42.1)	$ 17.9

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE THREE MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
MARCH 31, 2002	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$11.4	$ 6.8	$ 3.5	$ 16.4	($26.7)	$ 11.4
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(9.1)	(14.1)	-	-	23.2	-
Increase in life, accident and health reserves	-	-	-	14.9	-	14.9
Benefits to annuity policyholders	-	-	-	75.6	-	75.6
Amortization of insurance acquisition costs	-	-	-	24.8	-	24.8
Depreciation and amortization	-	0.1	-	4.9	-	5.0
Realized losses	(0.3)	-	-	9.9	-	9.6
Increase in insurance acquisition costs	-	-	-	(38.6)	-	(38.6)
Decrease in other liabilities	(2.6)	-	-	(26.6)	-	(29.2)
Other, net	(2.2)	(0.3)	-	4.9	-	2.4
	(2.8)	(7.5)	3.5	86.2	(3.5)	75.9

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(893.1)	-	(893.1)
Maturities and redemptions of fixed maturity investments	-	-	-	285.8	-	285.8
Sales of investments and other assets	-	-	-	397.1	-	397.1
Decrease in policy loans	-	-	-	2.9	-	2.9
	-	-	-	(207.3)	-	(207.3)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	169.9	-	169.9
Annuity surrenders, benefits and withdrawals	-	-	-	(135.9)	-	(135.9)
Net transfers from variable annuity assets	-	-	-	(5.6)	-	(5.6)
Reductions of notes payable	(0.1)	-	-	-	-	(0.1)
Issuance of Common Stock	1.1	-	-	-	-	1.1
Capital contribution from parent (to subsidiary)	(8.6)	8.6	-	-	-	-
Dividends from subsidiaries(to parent)	11.1	(1.1)	-	(10.0)	-	-
Retirement of Common Stock	(0.5)	-	-	-	-	(0.5)
Trust dividend requirements	-	-	(3.5)	-	3.5	-
	3.0	7.5	(3.5)	18.4	3.5	28.9

Net increase (decrease) in cash and short-term investments	0.2	-	-	(102.7)	-	(102.5)
Beginning cash and short-term investments	0.9	-	-	170.0	-	170.9

Ending cash and short-term investments	$ 1.1	$ -	$ -	$ 67.3	$ -	$ 68.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE THREE MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
MARCH 31, 2001	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$17.9	$13.0	$ 4.9	$ 24.2	($42.1)	$ 17.9
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(15.5)	(21.6)	-	-	37.1	-
Increase in life, accident and health reserves	-	-	-	17.7	-	17.7
Benefits to annuity policyholders	-	-	-	69.3	-	69.3
Amortization of insurance acquisition costs	-	-	-	21.3	-	21.3
Depreciation and amortization	0.2	1.2	-	1.0	-	2.4
Realized losses	-	-	-	1.8	-	1.8
Increase in insurance acquisition costs	-	-	-	(35.6)	-	(35.6)
Increase(decrease)in other liabilities	(2.6)	-	-	0.2	-	(2.4)
Other, net	8.2	(5.5)	-	(5.3)	(1.4)	(4.0)
	8.2	(12.9)	4.9	94.6	(6.4)	88.4

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(273.5)	-	(273.5)
Maturities and redemptions of fixed maturity investments	-	-	-	82.9	-	82.9
Sales of investments and other assets	0.1	-	-	98.2	-	98.3
Decrease in policy loans	-	-	-	1.5	-	1.5
Decrease in intercompany notes receivable	(1.5)	-	-	-	1.5	-
	(1.4)	-	-	(90.9)	1.5	(90.8)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	126.2	-	126.2
Annuity surrenders, benefits and withdrawals	-	-	-	(186.9)	-	(186.9)
Net transfers to variable annuity assets	-	-	-	2.9	-	2.9
Additions to notes payable	-	4.6	-	-	-	4.6
Reductions of notes payable	(0.1)	-	-	(0.1)	-	(0.2)
Issuance of Common Stock	0.1	-	-	-	-	0.1
Capital contribution from parent (to subsidiary)	(8.3)	8.3	-	-	-	-
Trust dividend requirements	-	-	(4.9)	-	4.9	-
	(8.3)	12.9	(4.9)	(57.9)	4.9	(53.3)

Net decrease in cash and short-term investments	(1.5)	-	-	(54.2)	-	(55.7)
Beginning cash and short-term investments	3.2	-	-	84.3	-	87.5

Ending cash and short-term investments	$ 1.7	$ -	$ -	$ 30.1	$ -	$ 31.8

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

Forward-Looking Statements  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects", "may", "will", "should", "seeks", "intends", "plans", "estimates", "anticipates" or the negative version of those words or other comparable terminology. Examples of such forward-looking statements relate to: expectations concerning market and other conditions and their effect on future premiums, revenues, earning and investment activities; the adequacy of reserves for environmental pollution and expected expense savings resulting from recent initiatives.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios  GAFRI's consolidated debt to capital ratio was 21% at March 31, 2002, and 22% at December 31, 2001. For purposes of the calculation of consolidated debt to capital, capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains on marketable securities).

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 2002, the capital ratio of GAFRI's principal insurance subsidiary was 5.7 times its authorized control level RBC.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Sources and Uses of Funds  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use cash and investments on hand, capital distributions from their principal subsidiary, Great American Life Insurance Company ("GALIC") and bank borrowings.  Capital distributions from GAFRI's insurance subsidiaries are subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable in 2002 by GALIC without prior regulatory approval is $38.8 million. In the first three months of 2002, GALIC paid $10.0 million in dividends.

In January 2001, the Company replaced its existing bank credit line agreement with a $155 million unsecured credit agreement which matures on December 31, 2004. At March 31, 2002, GAFRI had over $30 million available under its bank credit line.

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

Investments  GAFRI invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at March 31, 2002. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At March 31, 2002, 93% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that the high credit quality of GAFRI's investment portfolio should generate a stable and predictable investment return.

At March 31, 2002, GAFRI's mortgage-backed securities ("MBSs") portfolio represented more than one-third of its fixed maturity investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of MBSs may receive prepayments on their securities, which cannot be reinvested at an interest rate comparable to the rate on the prepaid MBSs. The majority of MBSs held by GAFRI were purchased at a discount. Management believes that the discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

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

At March 31, 2002, GAFRI had a net unrealized gain of $60.5 million (before income taxes) on fixed maturity securities consisting of $158.3 million in unrealized gains and $97.8 million in unrealized losses. At that same date, GAFRI also had a net unrealized gain of $25.7 million on equity securities consisting of $27.2 million in gains and $1.5 million in losses. Individual portfolio securities are sold creating gains or losses as market opportunities exist. Since all of these securities are carried at market value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.

Based on market value, approximately 11% of the securities with unrealized losses at March 31, 2002, had noninvestment grade ratings.

The table below sets forth the scheduled maturities of fixed maturity securities with unrealized losses at March 31, 2002, based on their market values. Mortgage-backed securities with unrealized losses had an estimated average remaining life of approximately eight years.

Maturity
One year or less	1%
After one year through five years	12
After five years through ten years	31
After ten years	15
59
Mortgage-backed securities	41
100%

GAFRI realized aggregate losses of $3.6 million during the first three months of 2002 on sales of $43.3 million in fixed maturity securities that had unrealized losses at December 31, 2001. Although GAFRI had the ability to continue holding these investments, its intent to hold them changed due to a variety of reasons including further deterioration in the issuer's credit and decisions to lessen exposure to a particular credit or industry.

The length of time securities with unrealized losses at March 31, 2002, have been in an unrealized loss position varies by individual security. Of the 46 individual securities at that date with unrealized losses exceeding $500,000, 24 have been in that position for less than one year, including 16 that have been in that position for less than six months.

When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. A listing of factors considered and resources used is contained in the discussion of "Investments" under Management's Discussion and Analysis in GAFRI's 2001 Form 10-K.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The $97.8 million in gross unrealized losses on fixed maturities at March 31, 2002, represents unrealized losses on approximately 400 positions with an aggregate market value of $2.3 billion. None of the individual losses exceeds $6 million and only three have unrealized losses exceeding $2 million. Of the $97.8 million in gross unrealized losses at March 31, 2002, $13.9 million were from investments in telephone/communications companies and $5.2 million were from investments in air transportation companies. In addition, $23.6 million of the gross unrealized losses were on securities in GAFRI's $2.5 billion mortgage-backed securities portfolio. At March 31, 2002, all of the securities with unrealized losses were current in payment of principal and interest.

Based on its analysis, management believes (i) GAFRI will recover its cost basis in the securities with unrealized losses (ii) GAFRI has the ability and intent to hold the securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on GAFRI's liquidity.

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

	Three months ended March 31,
	2002	2001
Revenues per income statement	$213.6	$217.0
Add back realized losses on investments	9.6	1.8
Core operating revenues	223.2	218.8

Expenses per income statement	197.8	190.8

Core operating earnings before tax	25.4	28.0
Income tax expense	7.8	8.9
Net core operating earnings	$ 17.6	$ 19.1

Net core operating earnings per common share (diluted)	$ 0.41	$ 0.45

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Retirement Products  The following table summarizes GAFRI's premiums for its retirement annuities (in millions).

Three months ended
March 31,
	2002	2001
Annuity Premiums
Single premium fixed rate annuities	$106	$ 78
Flexible premium fixed rate annuities	44	38
Single premium variable annuities	35	22
Flexible premium variable annuities	23	24
	$208	$162

Management believes that fixed annuity sales increased over the same period in the prior year due to the introduction of a new product, the volatile equity markets, and the relative attractiveness of fixed annuities compared to other interest bearing instruments.

Variable annuity premiums increased over the same period in the prior year due primarily to increased sales of a product attractive to policyholders with a short-term investment horizon.

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

Three months ended
March 31,
	2002	2001
Premiums
Supplemental insurance products	$47	$48
GA Life of Puerto Rico	15	13
Life products	9	8
	$71	$69

Benefits
Supplemental insurance products	$40	$39
GA Life of Puerto Rico	7	7
Life products	9	8
	$56	$54

Net Investment Income  Net investment income increased due to a higher yield on the portfolio as well as higher invested assets.

Realized Losses on Investments  Realized losses on investments included the following provisions for other than temporary impairment: first quarter of 2002 and 2001 - $11.3 million and $2.5 million, respectively.

Other Income  Other income decreased $9.0 million in the first three months of 2002 compared to the same period in 2001 due primarily to income from the sale of real estate in 2001(see below).

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

Three months ended
March 31,
	2002	2001
Other income	$5.3	$14.8
Other expenses	5.8	6.7

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

On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated "surrender" interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues an additional liability to provide for expected deaths and annuitizations. Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect this accrual.

Insurance Acquisition Expenses  Insurance acquisition expenses include amortization of deferred policy acquisition costs ("DPAC") as well as commissions on sales of life insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $1.8 million in the first quarter of 2002 and $3.3 million in the first quarter of 2001.

The increase in insurance acquisition expenses in the first quarter of 2002 compared to the same period in 2001 is due primarily to increased amortization and overall level of DPAC resulting from the Company's growth in business.

Trust Preferred Distribution Requirement  The decrease in trust preferred distribution requirement in 2002 reflects the Company's September 2001 redemption of one issue of its trust preferred securities.

Other Expenses  Other expenses decreased in the first quarter of 2002 compared to the same period in 2001 due primarily to reductions in marketing and employee related expenses in GAFRI's supplemental insurance segment.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART II

OTHER INFORMATION

Item 3

Quantitative and Qualitative Disclosure at Market Risk

As of March 31, 2002, there were no material changes to the information provided in GAFRI's Form 10-K for 2001 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6

Exhibits and Reports on Form 8-K

(a)  Exhibits:  none

(b)  Reports on Form 8-K:  none

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
GREAT AMERICAN FINANCIAL RESOURCES, Inc.

May 15, 2002	BY:/s/Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer