Form 10-Q
period 2002-06-30
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2002-08-14
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002	Commission File No. 1-11632
GREAT AMERICAN FINANCIAL RESOURCES, INC.
Incorporated under the Laws of Delaware	IRS Employer I.D. No. 06-1356481
250 East Fifth Street, Cincinnati, Ohio 45202
(513) 333-5300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

As of August 1, 2002, there were 42,428,940 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

FINANCIAL INFORMATION
GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	June 30,	December 31,
	2002	2001
Assets
Investments:
Fixed maturities - at market
(amortized cost - $6,683.0 and $6,302.1)	$6,873.7	$6,431.1
Equity securities - at market
(cost - $40.6 and $37.8)	67.4	59.0
Mortgage loans on real estate	19.1	24.8
Real estate	78.8	69.4
Policy loans	214.9	211.3
Short-term investments	122.0	131.9
Total investments	7,375.9	6,927.5

Cash	39.4	39.0
Accrued investment income	93.2	95.0
Unamortized insurance acquisition costs, net	616.2	556.1
Other assets	316.3	253.2
Variable annuity assets (separate accounts)	518.5	529.6

	$8,959.5	$8,400.4

Liabilities and Capital
Annuity benefits accumulated	$6,051.7	$5,832.1
Life, accident and health reserves	912.1	638.5
Notes payable	222.9	223.0
Payable to affiliates, net	79.2	95.7
Deferred taxes on unrealized gains	68.0	47.2
Accounts payable, accrued expenses and other
liabilities	155.7	142.6
Variable annuity liabilities (separate accounts)	518.5	529.6
Total liabilities	8,008.1	7,508.7

Mandatorily redeemable preferred securities
of subsidiary trusts	142.9	142.9

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
- 42,427,014 and 42,353,464 shares outstanding	42.4	42.3
Capital surplus	347.2	346.7
Retained earnings	289.3	270.0
Unrealized gains on marketable securities, net	129.6	89.8
Total stockholders' equity	808.5	748.8

	$8,959.5	$8,400.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001
Revenues:
Life, accident and health premiums	$ 72.7	$ 70.5	$143.6	$139.7
Net investment income	128.7	124.9	263.2	247.7
Realized losses on investments	(20.6)	(22.7)	(30.2)	(24.5)
Other income	23.4	23.9	41.2	50.7
	204.2	196.6	417.8	413.6
Costs and Expenses:
Annuity benefits	70.9	70.7	146.5	140.0
Life, accident and health benefits	59.4	52.3	115.3	106.3
Insurance acquisition expenses	25.2	19.8	50.0	41.1
Trust preferred distribution requirement	3.3	4.7	6.5	9.2
Interest and other debt expenses	2.7	2.7	5.4	5.5
Other expenses	37.2	39.3	72.8	78.2
	198.7	189.5	396.5	380.3

Operating earnings before income taxes	5.5	7.1	21.3	33.3
Provision (credit) for income taxes	(2.4)	1.5	2.0	9.8

Income before accounting change	7.9	5.6	19.3	23.5
Cumulative effect of accounting change,
net of tax	-	(5.5)	-	(5.5)

Net Income	$ 7.9	$ 0.1	$ 19.3	$ 18.0

Earnings per common share:
Basic earnings per common share:
Income before accounting change	$ 0.19	$ 0.13	$ 0.45	$ 0.55
Accounting change	-	(0.13)	-	(0.13)
Net income	$ 0.19	$ -	$ 0.45	$ 0.42

Diluted earnings per common share:
Income before accounting change	$ 0.18	$ 0.13	$ 0.45	$ 0.55
Accounting change	-	(0.13)	-	(0.13)
Net income	$ 0.18	$ -	$ 0.45	$ 0.42

Average number of common shares:
Basic	42.4	42.3	42.4	42.3
Diluted	42.8	42.7	42.8	42.7

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)
	Six months ended
	June 30,
	2002	2001
Common Stock:
Balance at beginning of period	$ 42.3	$ 42.3
Common Stock issued	0.1	-
Balance at end of period	$ 42.4	$ 42.3

Capital Surplus:
Balance at beginning of period	$346.7	$348.5
Common Stock issued	1.6	0.4
Common Stock retired	(1.1)	(0.3)
Balance at end of period	$347.2	$348.6

Retained Earnings:
Balance at beginning of period	$270.0	$237.0
Net income	19.3	18.0
Balance at end of period	$289.3	$255.0

Unrealized Gains, Net:
Balance at beginning of period	$ 89.8	$ 43.9
Change during period	39.8	21.7
Balance at end of period	$129.6	$ 65.6

Comprehensive Income:
Net income	$ 19.3	$ 18.0
Other comprehensive income - change in net
unrealized gains	39.8	21.7
Comprehensive income	$ 59.1	$ 39.7

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)
	Six months ended
	June 30,
	2002	2001
Cash Flows from Operating Activities:
Net income	$ 19.3	$ 18.0
Adjustments:
Cumulative effect of accounting change	-	5.5
Increase in life, accident and health reserves	36.2	21.5
Benefits to annuity policyholders	146.5	140.0
Amortization of insurance acquisition costs	50.0	41.1
Depreciation and amortization	12.2	4.8
Realized losses on investments	30.2	24.5
Increase in insurance acquisition costs	(80.8)	(73.5)
Decrease in other liabilities	(36.3)	(13.5)
Other, net	(7.1)	(11.7)
	170.2	156.7

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,517.8)	(539.4)
Equity securities	(1.1)	(2.0)
Real estate, mortgage loans and other assets	(12.5)	(7.5)
Purchase of subsidiary	(48.5)	-
Cash and short-term investments of acquired subsidiary	4.6	-
Maturities and redemptions of fixed maturity investments	607.3	234.5
Sales of:
Fixed maturity investments	697.4	199.9
Equity securities	0.5	1.2
Real estate, mortgage loans and other assets	5.6	19.0
Decrease in policy loans	4.5	2.8
	(260.0)	(91.5)

Cash Flows from Financing Activities:
Fixed annuity receipts	361.2	271.8
Annuity surrenders, benefits and withdrawals	(278.5)	(341.3)
Net transfers to variable annuity assets	(2.9)	(1.4)
Additions to notes payable	-	4.7
Reductions of notes payable	(0.1)	(12.2)
Issuance of Common Stock	1.7	0.4
Retirement of Common Stock	(1.1)	(0.3)
	80.3	(78.3)

Net decrease in cash and short-term investments	(9.5)	(13.1)
Beginning cash and short-term investments	170.9	87.5
Ending cash and short-term investments	$161.4	$ 74.4

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

American Financial Group, Inc. ("AFG") and its subsidiaries owned 83% of GAFRI's Common Stock at August 1, 2002.

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

Investments  All fixed maturity securities are considered "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Short-term investments are carried at cost; mortgage loans on real estate are generally carried at amortized cost; policy loans are stated at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments and adjusted to reflect actual payments.

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

C. Acquisition

Manhattan National Life Insurance  On June 28, 2002, GAFRI's principal insurance subsidiary acquired Manhattan National Life Insurance Company ("MNL") from a subsidiary of Conseco, Inc. for $48.5 million in cash. The Company expects to reinsure up to 90% of the business in force. While MNL is not currently writing new policies, the company reported over $43 million of statutory renewal premiums in 2001. At December 31, 2001, MNL had approximately 90,000 policies in force (primarily term life) representing over $12 billion in face amount of insurance, statutory assets of $297.8 million and statutory capital and surplus of $23.1 million.

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

GA Life of Puerto Rico sells in-home life and supplemental health products through a network of company-employed agents.  Sales in Puerto Rico accounted for approximately 20% of GAFRI's life, accident and health premiums in the first six months of 2002 and 2001.

Corporate and other consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company). The following table shows GAFRI's revenues and operating profit by significant business segment (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001
Revenues
Life and annuity products	$146.8	$141.4	$293.2	$283.6
Supplemental insurance products	58.9	59.5	116.5	118.7
GA Life of Puerto Rico	17.7	15.8	35.0	31.3
Corporate and other	1.4	2.6	3.3	4.5
Total operating revenues	224.8	219.3	448.0	438.1

Realized losses on investments	(20.6)	(22.7)	(30.2)	(24.5)
Total revenues per income statement	$204.2	$196.6	$417.8	$413.6

Operating profit - pretax
Life and annuity products	$ 29.8	$ 35.6	$ 59.3	$ 71.0
Supplemental insurance products	2.6	0.3	3.7	(0.9)
GA Life of Puerto Rico	2.8	2.5	5.7	5.0
Corporate and other	(9.1)	(8.6)	(17.2)	(17.3)
Pretax earnings from operations	26.1	29.8	51.5	57.8

Realized losses on investments	(20.6)	(22.7)	(30.2)	(24.5)
Total pretax income per income
statement	$ 5.5	$ 7.1	$ 21.3	$ 33.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

E. Goodwill

Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing under a two step process. Under the first step, an entity's net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. GAFRI has completed the first step of its transitional impairment test and has identified potential impairment of goodwill primarily in its supplemental insurance segment. The second step of the impairment test, that will measure the amount of impairment loss, will be completed by the end of the year with any resulting impairment charge reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle. Net intangible assets, which are included in other assets on the Consolidated Balance Sheet, totaled approximately $41 million at June 30, 2002 and December 31, 2001. Management estimates that the impairment charge will be between 25% and 50% of the net carrying value of goodwill at June 30, 2002.

If the $0.4 million and $0.8 million ($0.01 per share and $0.02 per share) of goodwill amortization had not been expensed in the second quarter and first six months of 2001, net earnings for those periods would have been $0.5 million and $18.8 million ($0.01 per share and $0.44 per share), respectively.

F. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	June 30,	December 31,
	2002	2001

Deferred policy acquisition costs	$659.8	$621.0
Present value of future profits acquired	93.6	71.2
Unearned revenues	(137.2)	(136.1)
	$616.2	$556.1

G. Notes Payable

Notes payable consisted of the following (in millions):

June 30,		December 31,
2002		2001

Direct obligations of GAFRI	$ 1.8	$ 1.9
Obligations of AAG Holding (guaranteed by GAFRI):
6-7/8% Senior Notes due 2008	100.0	100.0
Bank Credit Line	121.1	121.1
Total	$222.9	$223.0

AAG Holding has an unsecured credit agreement with a group of banks under which it can borrow up to $155 million. Borrowings bear interest at floating rates based on prime or Eurodollar rates and mature on December 31, 2004. At June 30, 2002, the weighted-average interest rate on amounts borrowed under the credit line was 2.64%.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At June 30, 2002, scheduled principal payments on debt for the remainder of 2002 and the subsequent five years were as follows (in millions):

2002	2003	2004	2005	2006	2007
$0.1	$0.2	$121.3	$0.2	$0.2	$0.1

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

Date of				Optional
Issuance	Issue (Maturity Date)	06/30/02	12/31/01	Redemption Dates
November 1996	9-1/4% TOPrS (2026)	$72,912,500	$72,912,500	Currently redeemable
March 1997	8-7/8% Pfd (2027)	70,000,000	70,000,000	On or after 3/1/2007

I. Stockholders' Equity

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

At June 30, 2002, there were 4.8 million shares of GAFRI Common Stock reserved for issuance under GAFRI's employee stock option plan. Under the plan, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

The change in net unrealized gains on marketable securities for the six months ended June 30 included the following (in millions):

	2002			2001
	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains on securities arising during the period	$30.4	($10.4)	$20.0	$ 2.1	($ 0.8)	$ 1.3
Adoption of EITF 99-20	-	-	-	8.4	(2.9)	5.5
Realized losses on securities	30.2	(10.4)	19.8	23.0	(8.1)	14.9
Change in net unrealized gains on marketable securities	$60.6	($20.8)	$39.8	$33.5	($11.8)	$21.7

J. Earnings Per Share

The number of common shares outstanding used in calculating diluted earnings per share in the second quarter and first six months of 2002 and 2001 includes 0.4 million shares for the effect of the assumed exercise of GAFRI's dilutive stock options.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

K. Contingencies

In March 2000, a jury in Dallas, Texas, returned a verdict against GALIC with total damages of $11.2 million in a lawsuit brought by two former agents of GALIC. The agents had alleged that their agency agreement with GALIC had been wrongfully terminated. On August 6, 2002, the Texas Fifth District Court of Appeals issued an opinion reversing the verdict in its entirety and finding that GALIC had no liability to the plaintiffs based on the facts of the case. The plaintiffs have no further appeal rights in this case.

L. Additional Information

Statutory Information  Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	June 30,	December 31,
	2002	2001
Capital and surplus	$331.4	$388.4
Asset valuation reserve	73.4	76.9
Interest maintenance reserve	12.8	11.0

Six months ended June 30,
	2002	2001
Pretax income from operations	$33.2	$30.7
Net income from operations	19.9	24.1
Net income(loss)	(16.1)	9.3

The decrease in GALIC's statutory capital and surplus reflects the effect of acquiring Manhattan National Life Insurance Company on June 28, 2002. GALIC expects to reinsure up to 90% of Manhattan's business in force in the second half of 2002; any such reinsurance will result in an increase in GALIC's statutory capital and surplus.

In January 2001, GAFRI's insurance subsidiaries implemented the codification of statutory accounting principles. The cumulative effect of these changes at implementation was not material.

Dividends which can be paid by GAFRI's insurance subsidiaries without prior approval of regulatory authorities are subject to restrictions relating to capital and surplus and statutory net income. Based on capital and surplus at December 31, 2001, GALIC and GA Life of Puerto Rico may pay $38.8 million and $24.6 million, respectively, in dividends in 2002 without prior approval. In the first six months of 2002, GALIC paid $23.0 million in dividends.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Information  GAFRI has guaranteed all of the outstanding debt of AAG Holding and the preferred securities of the Trusts. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	TOTAL	ALL OTHER	CONS
JUNE 30, 2002	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 13.9	$ -	$ -	$7,402.8	($ 1.4)	$7,415.3
Investment in subsidiaries	738.9	1,114.9	-	1.0	(1,854.8)	-
Notes receivable from AAG Holding	102.4	-	154.7	-	(257.1)	-
Unamortized insurance acquisition costs, net	-	-	-	616.2	-	616.2
Other assets	18.6	2.4	4.6	344.7	39.2	409.5
Variable annuity assets (separate accounts)	-	-	-	518.5	-	518.5
	$873.8	$1,117.3	$159.3	$8,883.2	($2,074.1)	$8,959.5

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$6,969.1	($ 5.3)	$6,963.8
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to Trusts	-	154.7	-	-	(154.7)	-
Other notes payable	1.8	221.1	-	-	-	222.9
Other liabilities	63.5	0.4	4.6	240.9	(6.5)	302.9
Variable annuity liabilities (separate accounts)	-	-	-	518.5	-	518.5
	65.3	478.6	4.6	7,728.6	(269.0)	8,008.1

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	150.0	-	(7.1)	142.9

Total stockholders' equity	808.5	638.7	4.7	1,154.6	(1,798.0)	808.5
	$873.8	$1,117.3	$159.3	$8,883.2	($2,074.1)	$8,959.5

DECEMBER 31, 2001

Assets
Cash and investments	$ 11.4	$ -	$ -	$6,956.8	($ 1.7)	$6,966.5
Investment in subsidiaries	689.1	1,080.6	-	1.9	(1,771.6)	-
Notes receivable from AAG Holding	102.4	-	154.6	-	(257.0)	-
Unamortized insurance acquisition costs, net	-	-	-	556.1	-	556.1
Other assets	17.2	1.4	4.7	282.2	42.7	348.2
Variable annuity assets (separate accounts)	-	-	-	529.6	-	529.6
	$820.1	$1,082.0	$159.3	$8,326.6	($1,987.6)	$8,400.4

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$6,475.3	($ 4.7)	$6,470.6
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to Trusts	-	154.6	-	-	(154.6)	-
Other notes payable	1.9	221.1	-	-	-	223.0
Other liabilities	69.4	10.8	4.6	209.4	(8.7)	285.5
Variable annuity liabilities (separate accounts)	-	-	-	529.6	-	529.6
	71.3	488.9	4.6	7,214.4	(270.5)	7,508.7

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	150.0	-	(7.1)	142.9

Total stockholders' equity	748.8	593.1	4.7	1,112.2	(1,710.0)	748.8
	$820.1	$1,082.0	$159.3	$8,326.6	($1,987.6)	$8,400.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
JUNE 30, 2002	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 72.7	$ -	$ 72.7
Net investment income and other revenue	6.1	-	-	129.8	(4.4)	131.5
Interest income on AAG Holding notes	-	-	3.5	-	(3.5)	-
Equity in earnings of subsidiaries	1.9	11.0	-	-	(12.9)	-
	8.0	11.0	3.5	202.5	(20.8)	204.2

Costs and Expenses:
Insurance benefits and expenses	-	-	-	155.5	-	155.5
Interest expense on AAG Holding notes	-	3.5	-	-	(3.5)	-
Other interest and debt expenses	-	5.1	-	-	0.9	6.0
Other expenses	2.5	2.5	-	34.2	(2.0)	37.2
	2.5	11.1	-	189.7	(4.6)	198.7

Earnings (loss) before income taxes	5.5	(0.1)	3.5	12.8	(16.2)	5.5
Provision (credit) for income taxes	(2.4)	(0.2)	-	3.0	(2.8)	(2.4)

Net income	$ 7.9	$ 0.1	$3.5	$ 9.8	($13.4)	$ 7.9

FOR THE SIX MONTHS ENDED
JUNE 30, 2002

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$143.6	$ -	$143.6
Net investment income and other revenue	11.7	-	-	271.8	(9.3)	274.2
Interest income on AAG Holding notes	-	-	7.0	-	(7.0)	-
Equity in earnings of subsidiaries	14.1	31.9	-	-	(46.0)	-
	25.8	31.9	7.0	415.4	(62.3)	417.8

Costs and Expenses:
Insurance benefits and expenses	-	-	-	311.8	-	311.8
Interest expense on AAG Holding notes	-	7.0	-	-	(7.0)	-
Other interest and debt expenses	-	10.2	-	-	1.7	11.9
Other expenses	4.5	4.6	-	67.8	(4.1)	72.8
	4.5	21.8	-	379.6	(9.4)	396.5

Earnings before income taxes	21.3	10.1	7.0	35.8	(52.9)	21.3
Provision for income taxes	2.0	3.2	-	9.6	(12.8)	2.0

Net income	$19.3	$ 6.9	$7.0	$ 26.2	($ 40.1)	$ 19.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
JUNE 30, 2001	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 70.5	$ -	$ 70.5
Net investment income and other revenue	6.5	-	-	124.2	(4.6)	126.1
Interest income on AAG Holding notes	-	-	4.9	-	(4.9)	-
Equity in earnings of subsidiaries	4.9	14.5	-	-	(19.4)	-
	11.4	14.5	4.9	194.7	(28.9)	196.6

Costs and Expenses:
Insurance benefits and expenses	-	-	-	142.8	-	142.8
Interest expense on AAG Holding notes	-	4.9	-	-	(4.9)	-
Other interest and debt expenses	0.1	5.0	-	-	2.3	7.4
Other expenses	4.2	2.1	-	35.1	(2.1)	39.3
	4.3	12.0	-	177.9	(4.7)	189.5

Earnings before income taxes	7.1	2.5	4.9	16.8	(24.2)	7.1
Provision for income taxes	1.5	0.7	-	4.5	(5.2)	1.5

Income before accounting change	5.6	1.8	4.9	12.3	(19.0)	5.6

Cumulative effect of accounting change,
net of tax	(5.5)	-	-	(5.5)	5.5	(5.5)

Net income	$ 0.1	$ 1.8	$4.9	$ 6.8	($13.5)	$ 0.1

FOR THE SIX MONTHS ENDED
JUNE 30, 2001

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$139.7	$ -	$139.7
Net investment income and other revenue	13.4	-	-	270.1	(9.6)	273.9
Interest income on AAG Holding notes	-	-	9.8	-	(9.8)	-
Equity in earnings of subsidiaries	27.3	47.0	-	-	(74.3)	-
	40.7	47.0	9.8	409.8	(93.7)	413.6

Costs and Expenses:
Insurance benefits and expenses	-	-	-	287.4	-	287.4
Interest expense on AAG Holding notes	-	9.8	-	-	(9.8)	-
Other interest and debt expenses	0.1	10.2	-	-	4.4	14.7
Other expenses	7.3	4.7	-	70.6	(4.4)	78.2
	7.4	24.7	-	358.0	(9.8)	380.3

Earnings before income taxes	33.3	22.3	9.8	51.8	(83.9)	33.3
Provision for income taxes	9.8	7.5	-	15.3	(22.8)	9.8

Income before accounting change	23.5	14.8	9.8	36.5	(61.1)	23.5

Cumulative effect of accounting change,
net of tax	(5.5)	-	-	(5.5)	5.5	(5.5)

Net income	$18.0	$14.8	$9.8	$ 31.0	($55.6)	$ 18.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE SIX MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
JUNE 30, 2002	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$19.3	$ 6.9	$ 7.0	$ 26.2	($40.1)	$ 19.3
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(11.4)	(21.8)	-	-	33.2	-
Increase in life, accident and health reserves	-	-	-	36.2	-	36.2
Benefits to annuity policyholders	-	-	-	146.5	-	146.5
Amortization of insurance acquisition costs	-	-	-	50.0	-	50.0
Depreciation and amortization	-	0.2	-	12.0	-	12.2
Realized (gains) losses	(0.9)	-	-	31.1	-	30.2
Increase in insurance acquisition costs	-	-	-	(80.8)	-	(80.8)
Decrease in other liabilities	(6.0)	-	-	(30.3)	-	(36.3)
Other, net	1.4	(9.7)	-	1.3	(0.1)	(7.1)
	2.4	(24.4)	7.0	192.2	(7.0)	170.2

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(1,531.4)	-	(1,531.4)
Purchase of subsidiary	-	-	-	(43.9)	-	(43.9)
Maturities and redemptions of fixed maturity investments	-	-	-	607.3	-	607.3
Sales of investments and other assets	2.3	-	-	701.2	-	703.5
Decrease in policy loans	-	-	-	4.5	-	4.5
	2.3	-	-	(262.3)	-	(260.0)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	361.2	-	361.2
Annuity surrenders, benefits and withdrawals	-	-	-	(278.5)	-	(278.5)
Net transfers to variable annuity assets	-	-	-	(2.9)	-	(2.9)
Reductions of notes payable	(0.1)	-	-	-	-	(0.1)
Issuance of Common Stock	1.7	-	-	-	-	1.7
Capital contribution from parent (to subsidiary)	(28.8)	28.8	-	-	-	-
Dividends from subsidiaries(to parent)	27.4	(4.4)	-	(23.0)	-	-
Retirement of Common Stock	(1.1)	-	-	-	-	(1.1)
Trust dividend requirements	-	-	(7.0)	-	7.0	-
	(0.9)	24.4	(7.0)	56.8	7.0	80.3

Net increase (decrease) in cash and short-term investments	3.8	-	-	(13.3)	-	(9.5)
Beginning cash and short-term investments	0.9	-	-	170.0	-	170.9

Ending cash and short-term investments	$ 4.7	$ -	$ -	$156.7	$ -	$161.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE SIX MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
JUNE 30, 2001	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$18.0	$14.8	$ 9.8	$ 31.0	($55.6)	$ 18.0
Adjustments:
Cumulative effect of accounting change	5.5	-	-	5.5	(5.5)	5.5
Equity in net earnings of subsidiaries and affiliates	(19.6)	(23.7)	-	-	43.3	-
Increase in life, accident and health reserves	-	-	-	21.5	-	21.5
Benefits to annuity policyholders	-	-	-	140.0	-	140.0
Amortization of insurance acquisition costs	-	-	-	41.1	-	41.1
Depreciation and amortization	0.3	2.4	-	2.1	-	4.8
Realized losses	1.2	-	-	23.3	-	24.5
Increase in insurance acquisition costs	-	-	-	(73.5)	-	(73.5)
Decrease in other liabilities	(3.1)	-	-	(10.4)	-	(13.5)
Other, net	10.0	1.1	-	(23.0)	0.2	(11.7)
	12.3	(5.4)	9.8	157.6	(17.6)	156.7

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(548.9)	-	(548.9)
Maturities and redemptions of fixed maturity investments	-	-	-	234.5	-	234.5
Sales of investments and other assets	-	-	-	220.1	-	220.1
Decrease in policy loans	-	-	-	2.8	-	2.8
	-	-	-	(91.5)	-	(91.5)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	271.8	-	271.8
Annuity surrenders, benefits and withdrawals	-	-	-	(341.3)	-	(341.3)
Net transfers to variable annuity assets	-	-	-	(1.4)	-	(1.4)
Additions to notes payable	-	4.7	-	-	-	4.7
Reductions of notes payable	-	(11.9)	-	(0.3)	-	(12.2)
Issuance of Common Stock	0.4	-	-	-	-	0.4
Retirement of Common Stock	(0.3)	-	-	-	-	(0.3)
Capital contribution from parent (to subsidiary)	(12.6)	12.6	-	(8.0)	8.0	-
Trust dividend requirements	-	-	(9.8)	-	9.8	-
	(12.5)	5.4	(9.8)	(79.2)	17.8	(78.3)

Net increase (decrease) in cash and short-term investments	(0.2)	-	-	(13.1)	0.2	(13.1)
Beginning cash and short-term investments	3.2	-	-	84.5	(0.2)	87.5

Ending cash and short-term investments	$ 3.0	$ -	$ -	$ 71.4	$ -	$ 74.4

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios  GAFRI's consolidated debt to capital ratio was 21% at June 30, 2002, and 22% at December 31, 2001. For purposes of the calculation of consolidated debt to capital, capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains on marketable securities).

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 2002, the capital ratio of GAFRI's principal insurance subsidiary was 4.9 times its authorized control level RBC.

Sources and Uses of Funds  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use cash and investments on hand, capital distributions from their principal subsidiary, Great American Life Insurance Company ("GALIC") and bank borrowings.  Capital distributions from

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

GAFRI's insurance subsidiaries are subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable in 2002 by GALIC without prior regulatory approval is $38.8 million. In the first six months of 2002, GALIC paid $23.0 million in dividends.

The Company has an unsecured credit agreement with a group of banks under which it can borrow up to $155 million until December 31, 2004. At June 30, 2002, GAFRI had over $30 million available under the credit line.

Based upon the current level of operations and anticipated growth, GAFRI believes that it will have sufficient resources to meet its liquidity requirements.

2002 Acquisition  On June 28, 2002, GALIC acquired Manhattan National Life Insurance Company ("MNL") from a subsidiary of Conseco, Inc. for $48.5 million in cash. The Company expects to reinsure up to 90% of the business in force. Following is a summary of certain statutory information for MNL at December 31, 2001 (in millions):

Total Assets	$297.8
Capital and Surplus	23.1
Asset Valuation Reserve	0.4
Interest Maintenance Reserve	1.2

Investments  GAFRI invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at June 30, 2002. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

At June 30, 2002, GAFRI had pretax net unrealized gains of $190.7 million on fixed maturities and $26.8 million on equity securities. Individual portfolio securities are sold creating gains or losses as market opportunities exist. Since all of these securities are carried at market value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At June 30, 2002, 93% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At June 30, 2002, GAFRI's mortgage-backed securities ("MBSs") portfolio represented more than one-third of its fixed maturity investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of MBSs may receive prepayments on their securities, which cannot be reinvested at an interest rate comparable to the rate on the prepaid MBSs. The majority of MBSs held by GAFRI were purchased at a discount. Management believes that the discounted nature of the MBSs will reduce the effect of prepayments on earnings over the anticipated life of the MBS portfolio.

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

Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at June 30, 2002, is shown in the following table (dollars in millions). Approximately $476 million of "Fixed maturities and $11 million of "Equity Securities" had no unrealized gains or losses at June 30, 2002.

	Securities with Unrealized	Securities with Unrealized
	Gains	Losses
Fixed maturities
Market value of securities	$5,454	$ 944
Amortized cost of securities	$5,207	$1,000
Gross unrealized gain or loss	$ 247	$ 56
Market value as % of amortized cost	105%	94%
Number of security positions	1,087	220
Concentration of gains or losses by type or industry
(exceeding 5% of unrealized):
Mortgage-backed securities	$102.5	$ 6.6
Banks	21.6	-
U.S. government	13.0	0.9
State and municipal	12.2	3.0
Asset-backed securities	10.6	9.3
Air transportation	3.6	4.3
Telephone communications	2.2	7.5
Cable television	0.1	4.0
Percentage rated investment grade	98%	76%

Equity securities
Market value of securities	$54.0	$2.3
Cost of securities	$26.5	$3.0
Gross unrealized gain or loss	$27.5	$0.7
Market value as % of cost	204%	76%

GAFRI's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $25.9 million of the $27.5 million in unrealized gains on equity securities at June 30, 2002.

The table below sets forth the scheduled maturities of fixed maturity securities (by separate gain/loss segments and in total) at June 30, 2002, based on their market values.

	Securities with Unrealized	Securities with Unrealized
Maturity	Gains	Losses
One year or less	6%	4%
After one year through five years	16	19
After five years through ten years	18	33
After ten years	15	17
	55	73
Mortgage-backed securities	45	27
	100%	100%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

GAFRI realized aggregate losses of $3.8 million during the second quarter of 2002 on $71.3 million in sales of fixed maturity securities (14 issuers; 17 issues) that had unrealized losses at March 31, 2002. Market values of twelve of the issues increased $2 million from March 31 to date of sale while the other five decreased $1.3 million in total.

Although GAFRI had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuer's credit, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio. None of the securities were sold out of a necessity to raise cash. GAFRI has the ability and intent to hold securities with unrealized losses at June 30, 2002, for a period of time sufficient to allow for a recovery in market value.

The table below (dollars in millions) summarizes the length of time securities have been in an unrealized gain or loss position at June 30, 2002.
	Aggregate Market Value	Aggregate Unrealized Gain (Loss)	Market Value as % of Cost Basis
Fixed Maturities

Securities with unrealized gains:
Exceeding $500,000 at 6/30 and for:
Less than one year (106 issues)	$1,153	$ 76	107.0%
More than one year (31 issues)	371	38	111.5
Less than $500,000 at 6/30 and an unrealized gain for:
Less than one year (409 issues)	2,192	51	102.3
More than one year (541 issues)	1,738	82	105.0
	$5,454	$ 247	104.7%

Securities with unrealized losses:
Exceeding $500,000 at 6/30 and for:
Less than one year (23 issues)	$ 140	($ 23)	85.9%
More than one year (8 issues)	48	(11)	80.7
Less than $500,000 at 6/30 and an unrealized loss for:
Less than one year (125 issues)	574	(14)	97.6
More than one year (64 issues)	182	(8)	95.9
	$ 944	($ 56)	94.9%

Equity Securities

Securities with unrealized gains:
Exceeding $500,000 at 6/30 and for:
Less than one year (1 issue)	$ 6.4	$ 1.3	125.0%
More than one year (2 issues)	42.3	25.9	258.1
Less than $500,000 at 6/30 and an unrealized gain for:
Less than one year (2 issues)	5.2	0.2	105.1
More than one year (1 issue)	0.1	0.1	284.8
	$ 54.0	$ 27.5	203.8%

Securities with unrealized losses:
Exceeding $500,000 at 6/30 and for:
Less than one year (0 issues)	$ -	$ -	- %
More than one year (0 issues)	-	-	-
Less than $500,000 at 6/30 and an unrealized loss for:
Less than one year (4 issues)	1.5	(0.4)	76.7
More than one year (2 issues)	0.8	(0.3)	75.4
	$ 2.3	($ 0.7)	76.2%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced, regardless of whether the security is actually sold. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. A listing of factors considered and resources used is contained in the discussion of "Investments under Management's Discussion and Analysis in GAFRI's 2001 Form 10-K.

Based on its analysis, management believes (i) GAFRI will recover its cost basis in the securities with unrealized losses and (ii) that GAFRI has the ability and intent to hold the securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on GAFRI's liquidity.

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

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues per income statement	$204.2	$196.6	$417.8	$413.6
Add back realized losses on investments	20.6	22.7	30.2	24.5
Core operating revenues	224.8	219.3	448.0	438.1

Expenses per income statement	198.7	189.5	396.5	380.3

Core operating earnings before tax	26.1	29.8	51.5	57.8
Income tax expense	4.6	9.5	12.4	18.4
Net core operating earnings	$ 21.5	$ 20.3	$ 39.1	$ 39.4

Net core operating earnings per common share (diluted)	$ 0.50	$ 0.47	$ 0.91	$ 0.92

GAFRI's net core operating earnings in the second quarter of 2002 were favorably impacted by a reduction in crediting rates on certain fixed annuity products and the accompanying changes in actuarial assumptions, as well as a lower effective tax rate. These favorable items more than offset the negative impact that the lower stock market had on GAFRI's variable annuity business and adverse development in GALIC's life division.

GAFRI's net core operating earnings in 2001 were favorably impacted by operating gains realized on the sale of certain real estate operations.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Retirement Products  The following table summarizes GAFRI's premiums for its retirement annuities (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001
Annuity Premiums
Single premium fixed rate annuities	$136	$ 96	$242	$174
Flexible premium fixed rate annuities	41	41	85	79
Single premium variable annuities	27	23	62	45
Flexible premium variable annuities	24	24	47	48
	$228	$184	$436	$346

Management believes that fixed annuity sales increased over the same period in the prior year due to the introduction of a new product, the volatile equity markets, and the relative attractiveness of fixed annuities compared to other interest bearing instruments.

Management believes that variable annuity premiums increased over the same period in the prior year due primarily to increased sales of a product attractive to policyholders with a short-term investment horizon.

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

Three months ended			Six months ended
June 30,			June 30,
	2002	2001	2002	2001
Premiums
Supplemental insurance products	$48	$49	$ 95	$ 97
GA Life of Puerto Rico	15	13	30	26
Life products	10	9	19	17
	$73	$71	$144	$140

Benefits
Supplemental insurance products	$42	$40	$ 82	$ 79
GA Life of Puerto Rico	9	7	16	14
Life products	8	5	17	13
	$59	$52	$115	$106

Net Investment Income  Net investment income increased in the second quarter and first six months of 2002 compared to the respective periods in 2001 due primarily to higher average invested assets.

Realized Losses on Investments  Realized losses on investments included the following provisions for other than temporary impairment: second quarter of 2002 and 2001 - $35.2 million and $18.0 million; six months of 2002 and 2001 $46.5 million and $20.5 million, respectively.

Other Income  Other income decreased $9.5 million in the first six months of 2002 compared to the same period in 2001 due primarily to income from the sale of real estate in 2001 (see below).

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Real Estate Operations  GAFRI is engaged in a variety of real estate operations including hotels and marinas; GAFRI also owns several parcels of land. Revenues and expenses of these operations, including gains on disposal, are included in GAFRI's Consolidated Income Statement as shown below (in millions).

Three months ended			Six months ended
June 30,			June 30,
	2002	2001	2002	2001
Other income	$11.0	$11.2	$16.3	$26.0
Other expenses	8.5	7.6	14.3	14.3

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

On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated "surrender" interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues an additional liability to provide for expected deaths and annuitizations. Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect this accrual. In the second quarter of 2002, this accrual was reduced due to decreases in crediting rates on certain fixed annuity products. Partially offsetting this reduction was an increase in the accrual resulting from a modification in projected investment yields.

Insurance Acquisition Expenses  Insurance acquisition expenses include amortization of deferred policy acquisition costs ("DPAC") as well as commissions on sales of life insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $3.6 million in the first six months of 2002 and $5.7 million in the first six months of 2001.

The increase in insurance acquisition expenses in the second quarter and the first six months of 2002 compared to the same periods in 2001 reflects (i) the accelerated write-off of variable annuity DPAC due to the effect of the lower stock market; (ii) adverse development in the Company's life division; and (iii) higher average DPAC balances.

Trust Preferred Distribution Requirement  The decrease in trust preferred distribution requirement in 2002 reflects the Company's September 2001 redemption of one issue of its trust preferred securities.

Other Expenses  Other expenses decreased in the second quarter and first six months of 2002 compared to the same period in 2001 due primarily to reductions in marketing and employee related expenses.

Income Taxes  The provision (credit) for income taxes in the second quarter of 2002 and the first six months of 2002 reflects reductions of the valuation allowance associated with certain deferred tax assets.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Cumulative Effect of Accounting Change  The cumulative effect of accounting change represents the implementation of a new accounting standard (EITF 99-20) which resulted in a write down of $8.4 million ($5.5 million or $0.13 per share after tax) of the carrying value of certain collateralized debt obligations as of April 1, 2001.

PART II

OTHER INFORMATION

Item 1

Legal Proceedings

In March 2000, a jury in Dallas, Texas, returned a verdict against GALIC with total damages of $11.2 million in a lawsuit brought by two former agents of GALIC. The agents had alleged that their agency agreement with GALIC had been wrongfully terminated. On August 6, 2002, the Texas Fifth District Court of Appeals issued an opinion reversing the verdict in its entirety and finding that GALIC has no liability to the plaintiff based on the facts of the case.

Item 3

Quantitative and Qualitative Disclosure at Market Risk

As of June 30, 2002, there were no material changes to the information provided in GAFRI's Form 10-K for 2001 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4

Submission of Matters to a Vote of Security Holders

The Registrant's Annual Stockholders' Meeting was held May 21, 2002. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. All of the nominees for director proposed by the Registrant were elected to the Board of Directors.

The votes cast for, against, and the number withheld or abstentions as to each matter voted on at the 2002 Annual Meeting is set forth below:

	For	Against	Withheld/Abstain
Election of Directors:
Carl H. Lindner	41,732,905	NA	17,202
S. Craig Lindner	41,732,972	NA	17,135
Robert A. Adams	41,685,189	NA	64,918
Ronald G. Joseph	41,736,405	NA	13,702
John T. Lawrence III	41,736,762	NA	13,345
William R. Martin	41,719,681	NA	30,426
Charles R. Scheper	41,730,093	NA	20,014
Ronald W. Tysoe	41,736,718	NA	13,389

  NA - Not Applicable

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART II

OTHER INFORMATION - Continued

Item 6

Exhibits and Reports on Form 8-K

(a)  Exhibits:  None

(b)  Reports on Form 8-K:  None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
GREAT AMERICAN FINANCIAL RESOURCES, Inc.

August 14, 2002	BY:/s/Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer

CERTIFICATION

In accordance with Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that to the best of my knowledge (i) the Quarterly Report on Form 10-Q (the "Form 10-Q") to which this Certification is attached fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Great American Financial Resources, Inc.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

BY: /s/S. Craig Lindner
S. Craig Lindner
Chief Executive Officer

CERTIFICATION

In accordance with Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that to the best of my knowledge (i) the Quarterly Report on Form 10-Q (the "Form 10-Q") to which this Certification is attached fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Great American Financial Resources, Inc.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

BY: /s/Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer