Form 10-Q
period 2002-09-30
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2002-11-14
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002	Commission File No. 1-11632

GREAT AMERICAN FINANCIAL RESOURCES, INC.
Incorporated under the Laws of Delaware	IRS Employer I.D. No. 06-1356481
250 East Fifth Street, Cincinnati, Ohio 45202
(513) 333-5300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No

As of November 1, 2002, there were 42,408,108 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

FINANCIAL INFORMATION
GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	September 30,	December 31,
	2002	2001
Assets
Investments:
Fixed maturities - at market
(amortized cost - $6,791.2 and $6,302.1)	$7,089.1	$6,431.1
Equity securities - at market
(cost - $42.0 and $37.8)	62.1	59.0
Mortgage loans on real estate	18.6	24.8
Real estate	79.1	69.4
Policy loans	215.0	211.3
Short-term investments	349.4	131.9
Total investments	7,813.3	6,927.5

Cash	17.5	39.0
Accrued investment income	90.7	95.0
Unamortized insurance acquisition costs, net	629.5	556.1
Other assets	304.5	253.2
Variable annuity assets (separate accounts)	437.0	529.6

	$9,292.5	$8,400.4

Liabilities and Capital
Annuity benefits accumulated	$6,233.3	$5,832.1
Life, accident and health reserves	939.9	638.5
Notes payable	222.9	223.0
Payable to affiliates, net	63.4	95.7
Deferred taxes on unrealized gains	98.8	47.2
Accounts payable, accrued expenses and other
liabilities	283.2	142.6
Variable annuity liabilities (separate accounts)	437.0	529.6
Total liabilities	8,278.5	7,508.7

Mandatorily redeemable preferred securities
of subsidiary trusts	142.9	142.9

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
- 42,406,640 and 42,353,464 shares outstanding	42.4	42.3
Capital surplus	346.9	346.7
Retained earnings	291.3	270.0
Unrealized gains on marketable securities, net	190.5	89.8
Total stockholders' equity	871.1	748.8

	$9,292.5	$8,400.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001
Revenues:
Life, accident and health premiums	$ 81.0	$ 69.1	$224.6	$208.8
Net investment income	131.8	129.2	395.0	376.9
Realized losses on investments	(21.4)	(1.3)	(51.6)	(25.8)
Other income	30.3	25.3	71.5	76.0
	221.7	222.3	639.5	635.9
Costs and Expenses:
Annuity benefits	68.7	74.0	215.2	214.0
Life, accident and health benefits	69.6	53.9	184.9	160.2
Insurance acquisition expenses	31.1	22.9	81.1	64.0
Trust preferred distribution requirement	3.2	4.6	9.7	13.8
Interest and other debt expenses	2.7	2.4	8.1	7.9
Other expenses	45.3	37.6	118.1	115.8
	220.6	195.4	617.1	575.7

Operating earnings before income taxes	1.1	26.9	22.4	60.2
Provision (credit) for income taxes	(0.9)	8.5	1.1	18.3

Income before accounting change	2.0	18.4	21.3	41.9
Cumulative effect of accounting change,
net of tax	-	-	-	(5.5)

Net Income	$ 2.0	$ 18.4	$ 21.3	$ 36.4

Earnings per common share:
Basic earnings per common share:
Income before accounting change	$ 0.05	$ 0.43	$ 0.50	$ 0.99
Accounting change	-	-	-	(0.13)
Net income	$ 0.05	$ 0.43	$ 0.50	$ 0.86

Diluted earnings per common share:
Income before accounting change	$ 0.05	$ 0.43	$ 0.50	$ 0.98
Accounting change	-	-	-	(0.13)
Net income	$ 0.05	$ 0.43	$ 0.50	$ 0.85

Average number of common shares:
Basic	42.4	42.3	42.4	42.3
Diluted	42.6	42.7	42.7	42.7

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)
	Nine months ended
	September 30,
	2002	2001
Common Stock:
Balance at beginning of period	$ 42.3	$ 42.3
Common Stock issued	0.2	-
Common Stock retired	(0.1)	-
Balance at end of period	$ 42.4	$ 42.3

Capital Surplus:
Balance at beginning of period	$346.7	$348.5
Common Stock issued	1.7	0.5
Common Stock retired	(1.5)	(0.3)
Capital transaction of subsidiary	-	(0.5)
Balance at end of period	$346.9	$348.2

Retained Earnings:
Balance at beginning of period	$270.0	$237.0
Net income	21.3	36.4
Balance at end of period	$291.3	$273.4

Unrealized Gains, Net:
Balance at beginning of period	$ 89.8	$ 43.9
Change during period	100.7	100.6
Balance at end of period	$190.5	$144.5

Comprehensive Income:
Net income	$ 21.3	$ 36.4
Other comprehensive income - change in net
unrealized gains	100.7	100.6
Comprehensive income	$122.0	$137.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)
	Nine months ended
	September 30,
	2002	2001
Cash Flows from Operating Activities:
Net income	$ 21.3	$ 36.4
Adjustments:
Cumulative effect of accounting change	-	5.5
Increase in life, accident and health reserves	64.0	34.2
Benefits to annuity policyholders	215.2	214.0
Amortization of insurance acquisition costs	81.1	64.0
Depreciation and amortization	19.9	8.9
Realized losses on investments	51.6	25.8
Increase in insurance acquisition costs	(121.2)	(111.4)
Decrease in other liabilities	(10.6)	(17.3)
Increase (decrease) in payable to affiliates, net	(32.3)	20.8
Other, net	(32.0)	(16.7)
	257.0	264.2

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(2,214.3)	(884.6)
Equity securities	(3.6)	(3.3)
Real estate, mortgage loans and other assets	(15.7)	(10.2)
Purchase of subsidiary	(48.5)	-
Cash and short-term investments of acquired subsidiary	4.6	-
Maturities and redemptions of fixed maturity investments	887.2	387.3
Sales of:
Fixed maturity investments	1,117.0	309.3
Equity securities	0.7	1.2
Real estate, mortgage loans and other assets	6.2	20.4
Decrease (increase) in policy loans	4.4	(1.3)
	(262.0)	(181.2)

Cash Flows from Financing Activities:
Fixed annuity receipts	599.2	454.2
Annuity surrenders, benefits and withdrawals	(410.6)	(483.0)
Net transfers from variable annuity assets	12.3	3.2
Additions to notes payable	-	87.5
Reductions of notes payable	(0.2)	(15.4)
Issuance of Common Stock	1.9	0.5
Retirement of Common Stock	(1.6)	(0.3)
Repurchase of trust preferred securities	-	(75.0)
	201.0	(28.3)

Net increase in cash and short-term investments	196.0	54.7
Beginning cash and short-term investments	170.9	87.5
Ending cash and short-term investments	$ 366.9	$142.2

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

American Financial Group, Inc. ("AFG") and its subsidiaries owned 83% of GAFRI's Common Stock at November 1, 2002.

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

Insurance Acquisition Costs and Expenses  Unamortized insurance acquisition costs consist of deferred policy acquisition costs ("DPAC"), net of unearned revenues, and the present value of future profits on business in force ("VOBA") of acquired insurance companies.

Insurance acquisition expenses in the income statement reflect primarily the amortization of DPAC and VOBA. In addition, certain commission costs are expensed as paid and included in insurance acquisition expenses. All other uncapitalized acquisition costs such as marketing and underwriting expenses are included in "Other Expenses."

Deferred Policy Acquisition Costs  DPAC (principally commissions, advertising, underwriting, policy issuance and sales expenses that vary with and are primarily related to the production of new business) is deferred to the extent that such costs are deemed recoverable.

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

Life and health insurance contracts are reviewed periodically using actuarial assumptions revised based on actual and anticipated experience, by blocks of business, to determine if there is a potential premium deficiency. If any such deficiency exists, it is recognized by a charge to income and a reduction in unamortized acquisition costs.

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

Life, Accident and Health Reserves  Liabilities for future policy benefits under traditional life, accident and health policies are computed using the net level premium method. Computations are based on the original projections of investment yields, mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves established for accident and health claims are modified as necessary to reflect actual experience and developing trends.

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

GAFRI's supplemental insurance businesses (United Teacher Associates Insurance Company ("UTA") and Loyal American Life Insurance Company) offer a variety of supplemental health and life products. UTA offers its products through independent agents. At December 31, 2001, Loyal reinsured a substantial portion of its life insurance business and has reduced its marketing efforts in that line of business.

GA Life of Puerto Rico sells in-home life and supplemental health products through a network of company-employed agents.  Sales in Puerto Rico accounted for approximately 20% of GAFRI's life, accident and health premiums in the first nine months of 2002 and 2001.

Corporate and other consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company). The following table shows GAFRI's revenues and operating profit by significant business segment (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Revenues
Life and annuity products	$165.2	$147.8	$458.4	$431.4
Supplemental insurance products	58.4	57.1	174.9	175.8
GA Life of Puerto Rico	18.2	16.3	53.2	47.6
Corporate and other	1.3	2.4	4.6	6.9
Total operating revenues	243.1	223.6	691.1	661.7

Realized losses on investments	(21.4)	(1.3)	(51.6)	(25.8)
Total revenues per income statement	$221.7	$222.3	$639.5	$635.9

Operating profit - pretax
Life and annuity products	$ 26.0	$ 31.7	$ 85.3	$102.7
Supplemental insurance products	2.0	-	5.7	(0.9)
GA Life of Puerto Rico	3.1	2.7	8.8	7.7
Corporate and other	(8.6)	(6.2)	(25.8)	(23.5)
Pretax earnings from operations	22.5	28.2	74.0	86.0

Realized losses on investments	(21.4)	(1.3)	(51.6)	(25.8)
Total pretax income per income
statement	$ 1.1	$ 26.9	$ 22.4	$ 60.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

E. Goodwill

Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing under a two step process. Under the first step, an entity's net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. GAFRI has completed the first step of its transitional impairment test and has identified potential impairment of goodwill primarily in its supplemental insurance segment. The second step of the impairment test, that will measure the amount of impairment loss, will be completed by the end of the year with any resulting impairment charge reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle. Net intangible assets, which are included in other assets on the Consolidated Balance Sheet, totaled approximately $41 million at September 30, 2002 and December 31, 2001. Management estimates that the impairment charge will be between 25% and 50% of the net carrying value of goodwill at September 30, 2002.

If the $0.4 million and $1.3 million ($0.01 per share and $0.03 per share) of goodwill amortization had not been expensed in the third quarter and first nine months of 2001, net earnings for those periods would have been $18.8 million and $37.6 million ($0.44 per share and $0.88 per share), respectively.

F. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	September 30,	December 31,
	2002	2001

Deferred policy acquisition costs	$670.2	$621.0
Present value of future profits acquired	93.3	71.2
Unearned revenues	(134.0)	(136.1)
	$629.5	$556.1

G. Notes Payable

Notes payable consisted of the following (in millions):

September 30,		December 31,
2002		2001

Direct obligations of GAFRI	$ 1.8	$ 1.9
Obligations of AAG Holding (guaranteed by GAFRI):
6-7/8% Senior Notes due 2008	100.0	100.0
Bank Credit Line	121.1	121.1
Total	$222.9	$223.0

AAG Holding has an unsecured credit agreement with a group of banks under which it can borrow up to $155 million. Borrowings bear interest at floating rates based on prime or Eurodollar rates and mature on December 31, 2004. At September 30, 2002, the weighted-average interest rate on amounts borrowed under the credit line was 2.56%. In November 2002, AAG Holding borrowed an additional $20 million under the credit line to partially fund a capital contribution to GALIC.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At September 30, 2002, scheduled principal payments on debt for the remainder of 2002 and the subsequent five years were as follows (in millions):

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

Date of				Optional
Issuance	Issue (Maturity Date)	09/30/02	12/31/01	Redemption Dates
November 1996	9-1/4% TOPrS (2026)	$72,912,500	$72,912,500	Currently redeemable
March 1997	8-7/8% Pfd (2027)	70,000,000	70,000,000	On or after 3/1/2007

I. Stockholders' Equity

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

At September 30, 2002, there were 4.8 million shares of GAFRI Common Stock reserved for issuance under GAFRI's employee stock option plan. Under the plan, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

The change in net unrealized gains on marketable securities for the nine months ended September 30 included the following (in millions):

	2002			2001
	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains on securities arising during the period	$100.5	($33.6)	$66.9	$121.2	($41.9)	$ 79.3
Adoption of EITF 99-20	-	-	-	8.4	(2.9)	5.5
Realized losses on securities	51.8	(18.0)	33.8	24.3	(8.5)	15.8
Change in net unrealized gains on marketable securities	$152.3	($51.6)	$100.7	$153.9	($53.3)	$100.6

J. Earnings Per Share

The number of common shares outstanding used in calculating diluted earnings per share in the third quarter and first nine months of 2002 includes 0.2 million shares and 0.3 million shares, respectively, compared to 0.4 million shares for the same periods in 2001 for the effect of the assumed exercise of GAFRI's dilutive stock options.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

K. Additional Information

Statutory Information  Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	September 30,	December 31,
	2002	2001
Capital and surplus	$324.2	$388.4
Asset valuation reserve	70.1	76.9
Interest maintenance reserve	16.1	11.0

Nine months ended September 30,
	2002	2001
Pretax income from operations	$47.5	$62.8
Net income from operations	27.4	39.6
Net income (loss)	(33.7)	24.1

The decrease in GALIC's statutory capital and surplus reflects the effects of impairments on fixed maturity investments and the acquisition of Manhattan National Life Insurance Company in June 2002. GALIC expects to reinsure up to 90% of Manhattan's business in force in the fourth quarter of 2002; any such reinsurance will result in an increase in GALIC's statutory capital and surplus.

In January 2001, GAFRI's insurance subsidiaries implemented the codification of statutory accounting principles. The cumulative effect of these changes at implementation was not material.

Dividends which can be paid by GAFRI's insurance subsidiaries without prior approval of regulatory authorities are subject to restrictions relating to capital and surplus and statutory net income. Based on capital and surplus at December 31, 2001, GALIC and GA Life of Puerto Rico may pay $38.8 million and $24.0 million, respectively, in dividends in 2002 without prior approval. In the first nine months of 2002, GALIC paid $23.0 million in dividends. In November 2002, GAFRI made a capital contribution of $25.0 million in cash to GALIC.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Information  GAFRI has guaranteed all of the outstanding debt of AAG Holding and the preferred securities of the Trusts. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	TOTAL	ALL OTHER	CONS
SEPTEMBER 30, 2002	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 11.5	$ -	$ -	$7,820.9	($ 1.6)	$7,830.8
Investment in subsidiaries	804.7	1,172.1	-	1.0	(1,977.8)	-
Notes receivable from AAG Holding	102.4	-	154.6	-	(257.0)	-
Unamortized insurance acquisition costs, net	-	-	-	629.5	-	629.5
Other assets	17.6	1.9	3.0	331.3	41.4	395.2
Variable annuity assets (separate accounts)	-	-	-	437.0	-	437.0
	$936.2	$1,174.0	$157.6	$9,219.7	($2,195.0)	$9,292.5

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$7,178.6	($ 5.4)	$7,173.2
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to Trusts	-	154.6	-	-	(154.6)	-
Other notes payable	1.8	221.1	-	-	-	222.9
Other liabilities	63.3	2.3	2.9	380.6	(3.7)	445.4
Variable annuity liabilities (separate accounts)	-	-	-	437.0	-	437.0
	65.1	480.4	2.9	7,996.3	(266.2)	8,278.5

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	150.0	-	(7.1)	142.9

Total stockholders' equity	871.1	693.6	4.7	1,223.4	(1,921.7)	871.1
	$936.2	$1,174.0	$157.6	$9,219.7	($2,195.0)	$9,292.5

DECEMBER 31, 2001

Assets
Cash and investments	$ 11.4	$ -	$ -	$6,956.8	($ 1.7)	$6,966.5
Investment in subsidiaries	689.1	1,080.6	-	1.9	(1,771.6)	-
Notes receivable from AAG Holding	102.4	-	154.6	-	(257.0)	-
Unamortized insurance acquisition costs, net	-	-	-	556.1	-	556.1
Other assets	17.2	1.4	4.7	282.2	42.7	348.2
Variable annuity assets (separate accounts)	-	-	-	529.6	-	529.6
	$820.1	$1,082.0	$159.3	$8,326.6	($1,987.6)	$8,400.4

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$6,475.3	($ 4.7)	$6,470.6
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to Trusts	-	154.6	-	-	(154.6)	-
Other notes payable	1.9	221.1	-	-	-	223.0
Other liabilities	69.4	10.8	4.6	209.4	(8.7)	285.5
Variable annuity liabilities (separate accounts)	-	-	-	529.6	-	529.6
	71.3	488.9	4.6	7,214.4	(270.5)	7,508.7

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	150.0	-	(7.1)	142.9

Total stockholders' equity	748.8	593.1	4.7	1,112.2	(1,710.0)	748.8
	$820.1	$1,082.0	$159.3	$8,326.6	($1,987.6)	$8,400.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
SEPTEMBER 30, 2002	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 81.0	$ -	$ 81.0
Net investment income and other revenue	4.9	-	-	140.8	(5.0)	140.7
Interest income on AAG Holding notes	-	-	3.5	-	(3.5)	-
Equity in earnings (loss) of subsidiaries	(1.5)	7.0	-	-	(5.5)	-
	3.4	7.0	3.5	221.8	(14.0)	221.7

Costs and Expenses:
Insurance benefits and expenses	-	-	-	169.4	-	169.4
Interest expense on AAG Holding notes	-	3.5	-	-	(3.5)	-
Other interest and debt expenses	0.1	5.1	-	-	0.7	5.9
Other expenses	2.2	2.5	-	42.8	(2.2)	45.3
	2.3	11.1	-	212.2	(5.0)	220.6

Earnings (loss) before income taxes	1.1	(4.1)	3.5	9.6	(9.0)	1.1
Provision (credit) for income taxes	(0.9)	(1.6)	-	1.8	(0.2)	(0.9)

Net income (loss)	$ 2.0	($ 2.5)	$3.5	$ 7.8	($ 8.8)	$ 2.0

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$224.6	$ -	$224.6
Net investment income and other revenue	16.6	-	-	412.6	(14.3)	414.9
Interest income on AAG Holding notes	-	-	10.5	-	(10.5)	-
Equity in earnings of subsidiaries	12.6	38.9	-	-	(51.5)	-
	29.2	38.9	10.5	637.2	(76.3)	639.5

Costs and Expenses:
Insurance benefits and expenses	-	-	-	481.2	-	481.2
Interest expense on AAG Holding notes	-	10.5	-	-	(10.5)	-
Other interest and debt expenses	0.1	15.3	-	-	2.4	17.8
Other expenses	6.7	7.1	-	110.6	(6.3)	118.1
	6.8	32.9	-	591.8	(14.4)	617.1

Earnings before income taxes	22.4	6.0	10.5	45.4	(61.9)	22.4
Provision for income taxes	1.1	1.6	-	11.4	(13.0)	1.1

Net income	$21.3	$ 4.4	$10.5	$ 34.0	($ 48.9)	$ 21.3

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

FOR THE NINE MONTHS ENDED
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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE NINE MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
SEPTEMBER 30, 2002	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$21.3	$ 4.4	$10.5	$ 34.0	($48.9)	$ 21.3
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(11.7)	(26.9)	-	-	38.6	-
Increase in life, accident and health reserves	-	-	-	64.0	-	64.0
Benefits to annuity policyholders	-	-	-	215.2	-	215.2
Amortization of insurance acquisition costs	-	-	-	81.1	-	81.1
Depreciation and amortization	0.1	0.2	-	19.6	-	19.9
Realized (gains) losses	(0.3)	-	-	51.9	-	51.6
Increase in insurance acquisition costs	-	-	-	(121.2)	-	(121.2)
Decrease in other liabilities	(2.4)	-	-	(8.2)	-	(10.6)
Decrease in payable to affiliates, net	(3.7)	-	-	(28.6)		(32.3)
Other, net	2.3	(6.6)	-	(27.5)	(0.2)	(32.0)
	5.6	(28.9)	10.5	280.3	(10.5)	257.0

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(2,233.6)	-	(2,233.6)
Purchase of subsidiary	-	-	-	(43.9)	-	(43.9)
Maturities and redemptions of fixed maturity investments	6.4	-	-	880.8	-	887.2
Sales of investments and other assets	2.3	-	-	1,121.6	-	1,123.9
Decrease in policy loans	-	-	-	4.4	-	4.4
	8.7	-	-	(270.7)	-	(262.0)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	599.2	-	599.2
Annuity surrenders, benefits and withdrawals	-	-	-	(410.6)	-	(410.6)
Net transfers from variable annuity assets	-	-	-	12.3	-	12.3
Reductions of notes payable	(0.2)	-	-	-	-	(0.2)
Issuance of Common Stock	1.9	-	-	-	-	1.9
Capital contribution from parent (to subsidiary)	(41.3)	41.3	-	-	-	-
Dividends from subsidiaries (to parent)	35.4	(12.4)	-	(23.0)	-	-
Retirement of Common Stock	(1.6)	-	-	-	-	(1.6)
Trust dividend requirements	-	-	(10.5)	-	10.5	-
	(5.8)	28.9	(10.5)	177.9	10.5	201.0

Net increase in cash and short-term investments	8.5	-	-	187.5	-	196.0
Beginning cash and short-term investments	0.9	-	-	170.0	-	170.9

Ending cash and short-term investments	$ 9.4	$ -	$ -	$ 357.5	$ -	$366.9

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE NINE MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
SEPTEMBER 30, 2001	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$36.4	$28.2	$14.7	$ 54.8	($97.7)	$ 36.4
Adjustments:
Cumulative effect of accounting change	5.5	-	-	5.5	(5.5)	5.5
Equity in net earnings of subsidiaries and affiliates	(35.8)	(34.0)	-	-	69.8	-
Increase in life, accident and health reserves	-	-	-	34.2	-	34.2
Benefits to annuity policyholders	-	-	-	214.0	-	214.0
Amortization of insurance acquisition costs	-	-	-	64.0	-	64.0
Depreciation and amortization	0.5	3.7	-	4.7	-	8.9
Realized losses	2.7	-	-	23.1	-	25.8
Increase in insurance acquisition costs	-	-	-	(111.4)	-	(111.4)
Decrease in other liabilities	(2.9)	-	-	(14.4)	-	(17.3)
Increase (decrease) in payable to affiliates, net	(0.4)	-	-	21.2	-	20.8
Other, net	5.9	(15.0)	-	(6.1)	(1.5)	(16.7)
	11.9	(17.1)	14.7	289.6	(34.9)	264.2

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(898.1)	-	(898.1)
Maturities and redemptions of fixed maturity investments	-	-	-	387.3	-	387.3
Sales of investments and other assets	7.7	-	-	323.2	-	330.9
Decrease in policy loans	-	-	-	(1.3)	-	(1.3)
Decrease in intercompany notes receivable	(1.5)	-	-	-	1.5	-
	6.2	-	-	(188.9)	1.5	(181.2)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	454.2	-	454.2
Annuity surrenders, benefits and withdrawals	-	-	-	(483.0)	-	(483.0)
Net transfers from variable annuity assets	-	-	-	3.2	-	3.2
Additions to notes payable	0.1	87.4	-	-	-	87.5
Reductions of notes payable	(0.2)	(14.8)	-	(0.4)	-	(15.4)
Issuance of Common Stock	0.5	-	-	-	-	0.5
Retirement of Common Stock	(0.3)	-	-	-	-	(0.3)
Capital contribution from parent (to subsidiary)	(19.5)	19.5	-	(18.7)	18.7	-
Repurchase of trust preferred securities	-	(75.0)	-	-	-	(75.0)
Trust dividend requirements	-	-	(14.7)	-	14.7	-
	(19.4)	17.1	(14.7)	(44.7)	33.4	(28.3)

Net increase (decrease) in cash and short-term investments	(1.3)	-	-	56.0	-	54.7
Beginning cash and short-term investments	3.2	-	-	84.3	-	87.5

Ending cash and short-term investments	$ 1.9	$ -	$ -	$140.3	$ -	$142.2

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

Forward-Looking Statements  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes", "could", "expects", "may", "will", "should", "seeks", "intends", "plans", "estimates", "anticipates" or the negative version of those words or other comparable terminology. Examples of such forward-looking statements relate to: expectations concerning market and other conditions and their effect on future premiums, revenues, earning and investment activities; recoverability of asset values; the adequacy of reserves for environmental pollution and expected expense savings resulting from recent initiatives.

Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

*	changes in economic conditions, including interest rates, performance of securities markets, and the availability of capital;
*	trends in mortality and morbidity;
*	regulatory actions;
*	changes in legal environment;
*	tax law changes;
*	availability of reinsurance;
*	competitive pressures; and
*	changes in debt and claims paying ratings.

Forward-looking statements included in this Form 10-Q are made only as of the date of this report and under Section 27A of The Securities Act and Section 21E of The Exchange Act; we do not have any obligation to update any forward-looking statement to reflect subsequent events or circumstances.

LIQUIDITY AND CAPITAL RESOURCES

Ratios  GAFRI's consolidated debt to capital ratio was 21% at September 30, 2002, and 22% at December 31, 2001. For purposes of the calculation of consolidated debt to capital, capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains on marketable securities).

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 2002, the capital ratio of GAFRI's principal insurance subsidiary was 4.7 times its authorized control level RBC.

Sources and Uses of Funds  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use cash and investments on hand, capital distributions from their principal subsidiary, Great American Life Insurance Company ("GALIC") and bank borrowings.  Capital distributions from

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

GAFRI's insurance subsidiaries are subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable in 2002 by GALIC without prior regulatory approval is $38.8 million. In the first nine months of 2002, GALIC paid $23.0 million in dividends.

The Company has an unsecured credit agreement with a group of banks under which it can borrow up to $155 million until December 31, 2004. In September 2001, GAFRI redeemed its ROPES for $75 million in cash using bank borrowings. At November 8, 2002, GAFRI had approximately $14 million available under the credit line. (See Note G.)

Based upon the current level of operations and anticipated growth, GAFRI believes that it will have sufficient resources to meet its liquidity requirements.

Independent Ratings  The Company's principal insurance subsidiaries ("Insurance Companies") are rated by A.M.Best, Standard & Poor's and Fitch. GALIC is rated A3 (good financial security) by Moody's. Such ratings are generally based on items of concern to policyholders and agents and are not directed toward the protection of investors.

	A.M. Best	Standard & Poor's	Fitch
GALIC	A (Excellent)	A- (Good)	A+ (Strong)
AILIC	A (Excellent)	A- (Good)	A+ (Strong)
Loyal	A (Excellent)	Not rated	A+ (Strong)
UTA	A-(Excellent)	Not rated	Not rated
GAPR	A (Excellent)	Not rated	Not rated

In evaluating a company, independent rating agencies review such factors as the company's: (i) profitability; (ii) leverage and liquidity; (iii) book of business; (iv) quality and estimated market value of assets; (v) adequacy of policy reserves; (vi) experience and competency of management and (vii) operating profile.

Management believes that the ratings assigned by independent insurance rating agencies are important because potential policyholders often use a company's rating as an initial screening device in considering annuity products. Management believes that (i) a rating of "A" by A.M. Best (its third highest rating) is necessary to successfully market tax-deferred annuities to public education employees and other not-for-profit groups and (ii) a rating in the "A" category by at least one rating agency is necessary to successfully compete in other annuity markets.

GAFRI's insurance entities also compete in markets other than the sale of tax-deferred annuities. Ratings are an important competitive factor; management believes that these entities can successfully compete in these markets with their respective ratings.

The Company's insurance ratings were recently affirmed by Fitch and Moody's; its ratings were downgraded by Standard & Poor's (with a negative outlook). GAFRI's operations could be materially and adversely affected by additional downgrades. In connection with recent reviews by independent ratings agencies, management indicated that it intends to maintain the capital of its significant insurance subsidiaries at levels currently indicated by the rating agencies as appropriate for the current ratings.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

2002 Acquisition  On June 28, 2002, GALIC acquired Manhattan National Life Insurance Company ("MNL") from a subsidiary of Conseco, Inc. for $48.5 million in cash. The Company expects to reinsure up to 90% of the business in force. At June 30, 2002, MNL had approximately $290 million of assets and $27.5 million of capital and surplus.

Investments  GAFRI invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at September 30, 2002. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

At September 30, 2002, GAFRI had pretax net unrealized gains of $297.9 million on fixed maturities and $20.1 million on equity securities. Individual portfolio securities are sold creating gains or losses as market opportunities exist. Since all of these securities are carried at market value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At September 30, 2002, 94% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At September 30, 2002, GAFRI's mortgage-backed securities ("MBSs") portfolio represented more than 40% of its fixed maturity investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. Due to the decline in the general level of interest rates in 2002, GAFRI has experienced an increase in the level of prepayments on its MBS portfolio; these prepayments have not been reinvested at interest rates comparable to the rates on the prepaid MBSs.

More than 95% of GAFRI's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from the interest rate risk referred to above, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at September 30, 2002, is shown in the following table (dollars in millions). Approximately $280 million of "Fixed Maturities" and $7 million of "Equity Securities" had no unrealized gains or losses at September 30, 2002.

	Securities with Unrealized	Securities with Unrealized
	Gains	Losses
Fixed maturities
Market value of securities	$6,059	$ 750
Amortized cost of securities	$5,665	$ 846
Gross unrealized gain or loss	$ 394	$ 96
Market value as % of amortized cost	107%	89%
Number of security positions	1,264	302
Concentration of gains or losses by type or industry
(exceeding 5% of unrealized):
Mortgage-backed securities	$139.2	$ 5.9
Banks	33.9	-
U.S. government	28.3	0.8
State and municipal	22.2	2.4
Electric services	17.0	7.4
Asset-backed securities	13.8	7.4
Petroleum refining	5.2	4.9
Air transportation	4.2	31.1
Telephone communications	2.6	4.8
Cable television	1.3	5.0
Percentage rated investment grade	98%	70%

Equity securities
Market value of securities	$50	$5
Cost of securities	$29	$6
Gross unrealized gain or loss	$21	$1
Market value as % of cost	172%	83%

GAFRI's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $20 million of the $21 million in unrealized gains on equity securities at September 30, 2002.

The table below sets forth the scheduled maturities of fixed maturity securities (by separate gain/loss segments and in total) at September 30, 2002, based on their market values.

	Securities with Unrealized	Securities with Unrealized
Maturity	Gains	Losses
One year or less	5%	4%
After one year through five years	14	25
After five years through ten years	20	36
After ten years	14	18
	53	83
Mortgage-backed securities	47	17
	100%	100%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

GAFRI realized aggregate losses of $4.9 million during the third quarter of 2002 on $38.9 million in sales of fixed maturity securities (11 issuers; 12 issues) that had unrealized losses at June 30, 2002. Market values of five of the issues increased an aggregate of $410,000 from June 30 to date of sale. Two of the securities were AAA-rated interest-only mortgage-backed securities that decreased in value by $1.9 million from June 30 to the date of sale due to the decline in market interest rates. Market values of the remaining five securities decreased an aggregate of $931,000 from June 30 to the sale date. Two of the twelve issues had unrealized losses greater than $500,000 at June 30. Actual losses on the sale of these two securities were approximately equal to the unrealized loss at June 30. Although GAFRI had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuer's credit, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio. None of the securities were sold out of a necessity to raise cash. GAFRI has the ability and intent to hold securities with unrealized losses at September 30, 2002, for a period of time sufficient to allow for a recovery in market value.

The table below (dollars in millions) summarizes the length of time securities have been in an unrealized gain or loss position at September 30, 2002.
	Aggregate Market Value	Aggregate Unrealized Gain (Loss)	Market Value as % of Cost Basis
Fixed Maturities

Securities with unrealized gains at 9/30/02:
Exceeding $500,000 and for:
Less than one year (217 issues)	$2,214	$ 186	109.2%
More than one year (45 issues)	528	63	113.5
Less than $500,000 and an unrealized gain for:
Less than one year (515 issues)	1,869	74	104.1
More than one year (487 issues)	1,448	71	105.2
	$6,059	$ 394	107.0%

Securities with unrealized losses at 9/30/02:
Exceeding $500,000 and for:
Less than one year (49 issues)	$ 221	($ 63)	77.8%
More than one year (7 issues)	38	(7)	84.4
Less than $500,000 and an unrealized loss for:
Less than one year (213 issues)	438	(22)	95.2
More than one year (33 issues)	53	(4)	93.0
	$ 750	($ 96)	88.7%

Equity Securities

Securities with unrealized gains at 9/30/02:
Exceeding $500,000 and for:
Less than one year (1 issue)	$ 6	$ 1	120.0%
More than one year (1 issues)	37	20	217.6
Less than $500,000 and an unrealized gain for:
Less than one year (7 issues)	7	-	100.0
More than one year (0 issue)	-	-	-
	$50	$ 21	172.4%

Securities with unrealized losses at 9/30/02:
Exceeding $500,000 and for:
Less than one year (0 issues)	$-	$ -	- %
More than one year (0 issues)	-	-	-
Less than $500,000 and an unrealized loss for:
Less than one year (5 issues)	4	(1)	80.0
More than one year (2 issues)	1	-	100.0
	$ 5	($ 1)	83.3%

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

RESULTS OF OPERATIONS

General  Management believes the concept of net operating earnings (or "core" earnings) is helpful in comparing the operating performance of GAFRI with that of similar companies. However, core earnings should not be considered a substitute for the net income reported in the Consolidated Income Statement as an indication of GAFRI's overall performance. The following table (in millions, except per share amounts) compares the Company's core earnings for the following periods.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues per income statement	$221.7	$222.3	$639.5	$635.9
Add back realized losses on investments	21.4	1.3	51.6	25.8
Core operating revenues	243.1	223.6	691.1	661.7

Expenses per income statement	220.6	195.4	617.1	575.7

Core operating earnings before tax	22.5	28.2	74.0	86.0
Income tax expense	6.6	9.0	19.0	27.4
Net core operating earnings	$ 15.9	$ 19.2	$ 55.0	$ 58.6

Net core operating earnings per common share (diluted)	$ 0.37	$ 0.45	$ 1.29	$ 1.37

The decrease in GAFRI's net core operating earnings in the third quarter and first nine months of 2002 compared to the comparable periods in 2001 is due primarily to the effects of adverse mortality in GAFRI's life insurance operations and the impact of declines in the equity markets on the Company's variable annuity operations. These decreases were partially offset by higher earnings in the Company's supplemental health and fixed annuity operations.

GAFRI's net core operating earnings for the nine months ended September 30, 2001 were favorably impacted by operating gains realized on the sale of certain real estate operations.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Retirement Products  The following table summarizes GAFRI's premiums for its retirement annuities (in millions).

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Annuity Premiums
Single premium fixed rate annuities	$197	$130	$439	$304
Flexible premium fixed rate annuities	34	32	119	111
Single premium variable annuities	18	29	80	74
Flexible premium variable annuities	19	20	66	68
	$268	$211	$704	$557

Management believes that fixed annuity sales increased over the same period in the prior year due to newly-recruited agencies, the introduction of a new product, the volatile equity markets, and the relative attractiveness of fixed annuities compared to other interest bearing instruments.

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

Three months ended			Nine months ended
September 30,			September 30,
	2002	2001	2002	2001
Premiums
Supplemental insurance products	$49	$46	$144	$143
GA Life of Puerto Rico	15	14	45	40
Life products (excluding MNL)	10	9	29	26
Manhattan National Life	7	-	7	-
	$81	$69	$225	$209

Benefits
Supplemental insurance products	$40	$40	$122	$119
GA Life of Puerto Rico	7	7	23	21
Life products (excluding MNL)	12	7	29	20
Manhattan National Life	11	-	11	-
	$70	$54	$185	$160

GAFRI continues to experience adverse mortality in GALIC's life division. Further adverse mortality could result in a charge to income and a reduction in unamortized insurance acquisition costs.

Net Investment Income  Net investment income increased in the third quarter and first nine months of 2002 compared to the respective periods in 2001 due primarily to higher average invested assets (partially as a result of the MNL acquisition), offset by lower average investment yields in the portfolio. The yield on GAFRI's investment portfolio was approximately 7.1% at September 30, 2002, compared to approximately 7.5% at December 31, 2001.

Realized Losses on Investments  Realized losses on investments included the following provisions for other than temporary impairment: third quarter of 2002 and 2001 - $30.7 million and $11.3 million; nine months of 2002 and 2001 - $77.2 million and $34.3 million, respectively. The increase in impairment charges in 2002 reflects primarily the downturn in the communications and airline industries and writedowns of certain asset-backed securities.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Other Income  Other income increased $5.0 million in the third quarter of 2002 compared to the third quarter of 2001 due primarily to the June 2002 Manhattan acquisition and higher hotel revenues (see below). Other income decreased $4.5 million in the first nine months of 2002 compared to the same period in 2001 due primarily to income from the sale of real estate in 2001 (see below). This decrease was partially offset by the Manhattan acquisition and higher hotel revenues mentioned above.

Real Estate Operations  GAFRI is engaged in a variety of real estate operations including hotels and marinas; GAFRI also owns several parcels of land. Revenues and expenses of these operations, including gains on disposal, are included in GAFRI's Consolidated Income Statement as shown below (in millions).

Three months ended			Nine months ended
September 30,			September 30,
	2002	2001	2002	2001
Other income	$15.5	$13.8	$31.8	$39.8
Other expenses	10.1	9.7	24.4	24.0

Other income included a pretax gain on the sale of real estate assets of $10.6 million in the first nine months of 2001, none of which were realized in the third quarter.

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. The majority of GAFRI's fixed rate annuity products permit GAFRI to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. The recent interest rate environment has resulted in a spread compression, which could continue through 2003.

On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated "surrender" interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues an additional liability to provide for expected deaths and annuitizations. Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect this accrual. In the third quarter and first nine months of 2002, this accrual was reduced by $7 million and $14 million, respectively, due to (i) decreases in crediting rates on certain fixed annuity products, partially offset by (ii) a modification in projected investment yields in the second quarter of 2002. Significant modifications in projected investment yields could result in additional charges to earnings.

Insurance Acquisition Expenses  Insurance acquisition expenses include amortization of deferred policy acquisition costs ("DPAC") as well as certain commissions on sales of life insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $8.5 million in the first nine months of 2002 and $7.3 million in the first nine months of 2001.

The increase in insurance acquisition expenses in the third quarter and the first nine months of 2002 compared to the same periods in 2001 reflects (i) higher average DPAC balances due to internal growth and acquisitions and (ii) changes in actuarial assumptions. Included in the third quarter and first nine months of 2002 were DPAC writeoffs related to variable annuities of $2.9 million and $6.9 million, respectively, resulting from the actual performance of the equity markets and a reduction of assumed future returns. Poor performance in the equity markets could lead to additional DPAC writeoffs or a charge to earnings in order to accrue for guaranteed minimum death benefits included in the variable products (See Proposed Accounting Standard).

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Included in the third quarter and first nine months of 2001 was a DPAC writeoff of $3.0 million related primarily to actual performance of the equity markets.

Trust Preferred Distribution Requirement  The decrease in trust preferred distribution requirement in 2002 reflects the Company's September 2001 redemption of one issue of its trust preferred securities.

Other Expenses  Other expenses increased in the third quarter and first nine months of 2002 compared to the comparable periods in 2001 due primarily to a third quarter reduction to the amount of expenses capitalized in GAFRI's life insurance operations on policies issued in 2002.

Income Taxes  The provision (credit) for income taxes in all periods presented reflects the effects of non-taxable foreign operations. In the first nine months of 2002, the provision for income taxes also reflects reductions of the valuation allowance associated with certain deferred tax assets.

Cumulative Effect of Accounting Change  The cumulative effect of accounting change represents the implementation of a new accounting standard (EITF 99-20) which resulted in a write down of $8.4 million ($5.5 million or $0.13 per share after tax) of the carrying value of certain collateralized debt obligations as of April 1, 2001.

Proposed Accounting Standard  GAFRI's variable annuity contracts contain a guaranteed minimum death benefit ("GMDB") (which may exceed the value of the policyholder's account) to be paid if the annuityholder dies before the annuity payout period commences. Payment of any difference between the GMDB and the related account balance is borne by GAFRI and expensed when paid. In periods of declining equity markets, the GMDB difference increases as the variable annuity account value decreases. At September 30, 2002, and December 31, 2001, the aggregate GMDB values (assuming every policyholder died on those dates) exceeded the market value of the underlying variable annuities by $253 million and $136 million, respectively. Industry practice varies, but GAFRI does not establish GAAP reserves for this mortality risk. If a proposed accounting standard becomes effective, GAFRI would be required to record a liability for the present value of expected GMDB payments. Initial recognition of a GAAP liability (estimated to be between 2% and 4% of the aggregate difference) would be accounted for as the cumulative effect of a change in accounting principles.

PART II

OTHER INFORMATION

Item 3

Quantitative and Qualitative Disclosure at Market Risk

Other than the effect that the recent interest rate environment has had on GAFRI's investment portfolio (see Management's Discussion and Analysis, "Investments" and "Net Investment Income"), as of September 30, 2002, there were no material changes to the information provided in GAFRI's Form 10-K for 2001 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART II

OTHER INFORMATION

Item 4

Evaluation of Disclosure Controls and Procedures

GAFRI's chief executive officer and chief financial officer, with the participation of management, have evaluated GAFRI's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of a date within 90 days prior to filing this report. Based on the evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in GAFRI's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 6

Exhibits and Reports on Form 8-K

(a)  Exhibits:  None

(b)  Reports on Form 8-K:  None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
GREAT AMERICAN FINANCIAL RESOURCES, Inc.

November 14, 2002	BY:/s/Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer

Certification of Principal Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

and Securities and Exchange Commission Release 34-46427

I, S. Craig Lindner, the principal executive officer of Great American Financial Resources, Inc., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Great American Financial
Resources, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material

   information relating to the registrant, including its consolidated subsidiaries,    is made known to us by others within those entities, particularly during the    period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal

   controls which could adversely affect the registrant's ability to record, process,    summarize and report financial data and have identified for the registrant's    auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ S. Craig Lindner
S. Craig Lindner
Chief Executive Officer

Certification of Principal Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

and Securities and Exchange Commission Release 34-46427

I, Christopher P. Miliano, the principal financial officer of Great American Financial Resources, Inc., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Great American Financial
Resources, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material

   information relating to the registrant, including its consolidated subsidiaries,    is made known to us by others within those entities, particularly during the    period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal

   controls which could adversely affect the registrant's ability to record, process,    summarize and report financial data and have identified for the registrant's    auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Great American Financial Resources, Inc. on Form 10-Q for the period ending September 30, 2002 (the "Report"), I, S. Craig Lindner, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ S. Craig Lindner

S. Craig Lindner

Chief Executive Officer

November 14, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Great American Financial Resources, Inc. on Form 10-Q for the period ending September 30, 2002 (the "Report"), I, Christopher P. Miliano, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Christopher P. Miliano

Christopher P. Miliano

Chief Financial Officer

November 14, 2002