Form 10-K
period 2002-12-31
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2003-03-28
CIK 894651

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934
For the Fiscal Year Ended	Commission File
December 31, 2002	No. 1-11632

GREAT AMERICAN FINANCIAL RESOURCES, INC.
Incorporated under	IRS Employer I.D.
the Laws of Delaware	No. 06-1356481

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer. Yes X No __

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of the Registrant's most recently completed second fiscal quarter (June 30, 2002) was approximately $142 million (based upon non-affiliate holdings of 7,367,019 shares and a market price of $19.30 per share).

As of March 1, 2003, there were 42,468,747 shares of the Registrant's Common Stock outstanding, including 35,059,945 owned by its Parent Company.

Documents Incorporated by Reference:

Proxy Statement for the 2003 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).

GREAT AMERICAN FINANCIAL RESOURCES, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

Part I
		Page
Item 1.	Business
	Introduction	1
	Annuities	1
	Life Operations	5
	Supplemental Insurance	5
	GA Life of Puerto Rico	5
	Investments	5
	Competition	7
	Regulation	7
	Foreign Operations	8
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	*

Part II

Item 5.	Market for Registrant's Common Equity and Related
	Stockholder Matters	10
Item 6.	Selected Financial Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 8.	Financial Statements and Supplementary Data	26
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	*
Part III

Item 10.	Directors and Executive Officers of the Registrant	26
Item 11.	Executive Compensation	26
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
Item 13.	Certain Relationships and Related Transactions	26
Item 14.	Evaluation of Disclosure Controls and Procedures	26

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports
	On Form 8-K	S-1

(*)  The response to this item is "none".

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORWARD-LOOKING STATEMENTS

This Form 10-K, chiefly in Items 1, 3, 5, 7 and 8, contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "anticipates", "believes", "expects", "estimates", "intends", "plans", "seeks", "could", "may", "should", "will", or the negative version of those words or other comparable terminology. Examples of such forward-looking statements relate to: expectations concerning market and other conditions and their effect on future premiums, revenues, earning and investment activities; recoverability of asset values; mortality; the adequacy of reserves for environmental pollution and expected expense savings resulting from recent initiatives.

Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

    changes in economic conditions, including interest rates, performance of securities markets, and the availability of capital;
    trends in mortality and morbidity;
    regulatory actions and changes;
    changes in legal environment;
    tax law changes;
    availability of reinsurance;
    competitive pressures; and
    changes in debt and claims paying ratings.

Forward-looking statements included in this Form 10-K are made only as of the date of this report and under Section 27A of The Securities Act and Section 21E of the Exchange Act; we do not have any obligation to update any forward-looking statement to reflect subsequent events or circumstances.

PART I

ITEM 1

Business

Introduction

Great American Financial Resources, Inc. ("GAFRI" or "the Company"), which was incorporated as a Delaware corporation in 1987, is an 83%-owned subsidiary of American Financial Group, Inc. ("AFG"). GAFRI is a holding company, which markets retirement products, primarily fixed and variable annuities, and various forms of life and supplemental health insurance through its subsidiaries listed below. GAFRI and its insurance subsidiaries employ approximately 1,000 people in the United States and 600 people (including approximately 450 company-employed agents) in Puerto Rico. SEC filings, news releases and other information may be accessed free of charge through GAFRI's Internet site at: www.gafri.com.
Year
Subsidiary	acquired
Great American Life Insurance Company ("GALIC")	1992
Annuity Investors Life Insurance Company ("AILIC")	1994
Loyal American Life Insurance Company ("Loyal")	1995
Great American Life Assurance Company of Puerto Rico ("GAPR")	1997
United Teacher Associates Insurance Company ("UTA")	1999
Manhattan National Life Insurance Company ("MNL")	2002

Acquisitions in recent years have supplemented GAFRI's internal growth as the assets of the holding company and its operating subsidiaries have increased from $4.5 billion at the end of 1992 to more than $9.3 billion at the end of 2002. Premiums over the last five years were as follows (in millions):
	Premiums(1)
	2002	2001	2000	1999	1998
Life and Annuity Group
Annuity(2)	$1,000	$ 750	$ 746	$588	$521
Life	66	61	52	42	19
Supplemental Insurance	185	194	158	35	37
GA Life of Puerto Rico	63	56	52	49	48
	$1,314	$1,061	$1,008	$714	$625

    ________________

  Table does not include premiums of subsidiaries or divisions until their first full year following acquisition or formation. All periods exclude premiums of subsidiaries sold.
  Includes UTA annuities of $44 million, $30 million and $19 million in 2002, 2001 and 2000, respectively.

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

The following table (in millions) presents combined financial information of GAFRI's principal annuity operations.

Generally Accepted Accounting Principles ("GAAP") Basis
	2002	2001	2000	1999	1998
Total assets	$8,014	$7,456	$7,052	$6,657	$6,549
Fixed annuity reserves	6,111	5,632	5,365	5,349	5,396
Variable annuity reserves	455	530	534	354	120
Stockholder's equity	1,139	1,023	915	801	862

Statutory Accounting Principles Basis
	2002	2001	2000	1999	1998
Total assets	$7,319	$6,896	$6,620	$6,493	$6,159
Fixed annuity reserves	6,192	5,729	5,536	5,564	5,538
Variable annuity reserves	455	530	534	354	120
Capital and surplus	419	388	363	404	350
Asset valuation reserve(a)	63	79	77	67	63
Interest maintenance reserve(a)	27	11	3	10	21

Annuity receipts:
Flexible premium:
First year	$ 60	$ 67	$ 71	$ 55	$ 45
Renewal	190	175	156	145	149
	250	242	227	200	194
Single premium	750	508	519	388	327
Total annuity receipts	$1,000	$ 750	$ 746	$ 588	$ 521
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

Annuity contracts are generally classified as either fixed rate (including equity-indexed) or variable. The following table presents premiums by classification:
Annuity Premiums	2002	2001	2000	1999	1998
Traditional fixed	77%	68%	50%	55%	72%
Variable	18	27	43	35	17
Equity-indexed	5	5	7	10	11
	100%	100%	100%	100%	100%

With a traditional fixed rate annuity, the interest crediting rate is initially set by the issuer and thereafter may be changed from time to time by the issuer subject to any guaranteed minimum interest crediting rates or any guaranteed term in the policy.

The Company seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its fixed rate annuities. GAFRI accomplishes this by: (i) offering crediting rates which it has the option to change after any initial guarantee period; (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities.

Virtually all new sales of GAFRI's traditional fixed rate annuities offer a minimum interest rate guarantee of 3% or 4% (as determined by applicable law); the majority permit GAFRI to change the crediting rate at any time (subject to the minimum guaranteed interest rates). In determining the frequency and extent of changes in the crediting rate, GAFRI takes into account the economic environment and the relative competitive position of its products. Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. The recent interest rate environment has resulted in a spread compression, which could continue through at least 2003.

In addition to traditional fixed rate annuities, GAFRI offers variable and equity-indexed annuities. Industry sales of such annuities increased substantially in the 1990's as investors sought to obtain the returns available in the equity markets while enjoying the tax-deferred status of annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder, generally without any guarantee of principal except in the case of death of the insured annuitant. Premiums directed to the variable options in policies issued by GAFRI are invested in funds maintained in separate accounts managed by various independent investment managers. GAFRI earns a fee on amounts deposited into variable accounts. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case GAFRI earns a spread on amounts deposited. With the downturn in the stock market during the past three years, industrywide sales of variable annuities, including GAFRI sales, have decreased substantially.

An equity-indexed fixed annuity provides policyholders with a crediting rate tied, in part, to the performance of an existing stock market index while protecting them against the related downside risk through a guarantee of principal. GAFRI purchases call options designed to offset substantially all of the increases in the liabilities associated with equity-indexed annuities. In 2002, GAFRI chose to suspend new sales of equity-indexed annuities due primarily to a lack of volume.

In 2002, 2001 and 2000, 16%, 17% and 24%, respectively, of GAFRI's annuity premiums came from California. In 2002, approximately 10% of GAFRI's annuity premiums came from Washington. In 2001, approximately 13% of GAFRI's annuity premiums came from Ohio. No other state accounted for more than 10% of premiums in those years.

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

Sales of GAFRI's fixed rate annuities have increased over the past three years, due in part to the weak stock market environment as well as the development of new products.

GAFRI distributes its fixed rate products primarily through a network of 130 managing general agents ("MGAs") who, in turn, direct more than 1,300 actively producing independent agents. The top 15 MGAs accounted for nearly two-thirds of GAFRI's fixed annuity premiums in 2002. No one MGA represented more than 9% of total fixed annuity premiums in 2002. In addition to the independent insurance agent channel, GAFRI also sells its annuity product lines through financial institutions. Sales of annuities from this distribution channel were approximately 6% of total annuity premiums in 2002.

In 2002, GAFRI exited the highly competitive single premium, non-qualified segment of the variable annuity market due primarily to insufficient returns and a lack of critical mass. The Company intends to redesign its variable product and offer it as an ancillary product solely through its 403(b) and 401(k) sales channels. Approximately one-third of GAFRI's variable annuity sales in 2002 were made through the Company's wholly-owned subsidiary, Great American Advisors, Inc. ("GAA"). GAA is a broker/dealer licensed in all 50 states to sell stocks, bonds, options, mutual funds and variable insurance contracts through independent representatives and financial institutions. GAA also acts as the principal underwriter and distributor for the Company's variable annuity products.

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

Persistency Rates
Product Group	2002	2001	2000	1999	1998
Flexible premium	92%	90%	89%	89%	88%
Single premium	90	88	87	88	87

Persistency rates are affected by many of the same factors that affect annuity sales. Although the stock market and interest rate environment affect persistency in the Company's fixed rate annuities, management believes that its persistency rate has benefited from the two-tier design of certain of its products. Two account values are maintained for two-tier annuities - the annuitization (or upper-tier) value and the surrender (or lower-tier) value. The annuitization value is paid upon a policyholder's death or election to annuitize (withdraw funds in a series of periodic payments for at least the minimum number of years specified in the policy). If a lump-sum payment is chosen by the policyholder, the surrender benefit is paid. GALIC's two-tier annuities are particularly attractive to policyholders who intend to accumulate funds to provide retirement income since the annuitization value is accumulated at a more competitive long-term interest rate. At December 31, 2002, two-tier annuities accounted for nearly half of the Company's fixed annuity reserves.

In 2002, more than three-fourths of fixed annuity premiums received were on single-tier policies. After the initial surrender charges have been reduced to zero, single-tier annuities carry one value whether the policy is surrendered or annuitized.

GAFRI is licensed to sell its fixed annuity products in all 50 states; it is licensed to sell its variable products in all states except Vermont. At December 31, 2002, GAFRI had over 305,000 annuity policies in force.

Life Operations

In 1997, GALIC began offering traditional term, universal and whole life insurance products through national marketing organizations. In 2002, GALIC's Life Operations had approximately 4,800 agents who sold at least two policies.

On June 28, 2002, GAFRI acquired MNL for $48.5 million in cash. At December 31, 2002, the Company reinsured 90% of the business in force.

In 2002, the Company issued over $8.0 billion gross ($1.9 billion net) face amount of insurance through its life operations; at year-end 2002, this operation had approximately 228,000 policies and $39 billion gross ($12 billion net) face amount of insurance in force.

Supplemental Insurance

In 1999, GAFRI acquired UTA. UTA offers a variety of supplemental health products and annuities through independent agents. UTA's principal health products include coverage for Medicare supplement, cancer and long-term care. UTA utilizes endorsements from various state retired teachers associations to sell some of its products.

Loyal American Life Insurance Company offers a variety of supplemental health and life products. The principal products sold by Loyal include cancer, accidental injury, short-term disability, hospital indemnity, universal life and traditional whole life. In 2001, Loyal reinsured a substantial portion of its life insurance business, reduced its operating expenses and redirected its marketing efforts in that line of business. In 2002, Loyal's operations were consolidated with UTA's operations. Together, UTA and Loyal employ more than 200 people in Austin, Texas.

At year-end 2002, GAFRI's operating units writing supplemental insurance products had assets of nearly $800 million and approximately 354,000 policies with annualized health premiums in force of $185 million and gross life insurance in force of $1.4 billion.

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

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio at market value by NAIC designation (and comparable Standard & Poor's Corporation rating) at December 31, 2002.
NAIC
Rating	Comparable S&P Rating
1	AAA, AA, A	73%
2	BBB	20
	Total investment grade	93
3	BB	4
4	B	2
5	CCC, CC, C	1
6	D	*
	Total non-investment grade	7
	Total fixed maturities	100%
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

At December 31, 2002, the average maturity of GAFRI's fixed maturity investments was approximately six and one-half years (including mortgage-backed securities, which had an estimated average life of approximately five and one-fourth years). The table below sets forth the maturities of the Company's fixed maturity investments based on their market value at December 31, 2002.
Maturity
One year or less	6%
After one year through five years	21
After five years through ten years	28
After ten years	13
68
Mortgage-backed securities	32
100%

The following table shows the performance of GAFRI's investment portfolio, excluding real estate investments (dollars in millions).
	2002	2001	2000
Average cash and investments at cost	$7,136	$6,582	$6,423
Gross investment income	532	508	498
Realized gains (losses)*	(46)	(52)	8

Percentage earned:
Excluding realized gains (losses)	7.5%	7.7%	7.8%
Including realized gains (losses)	6.8%	6.9%	7.9%

*Includes charges for "other than temporary" impairments of $97.4 million, $77.0  million and $14.3 million in 2002, 2001 and 2000, respectively.

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

The maximum amount of dividends which can be paid in any 12 month period to stockholders by life insurance companies domiciled in the State of Ohio (including GALIC, AILIC and Loyal) without prior approval of the Ohio Insurance Commissioner is the greater of 10% of policyholder surplus or prior year's net income, but only to the extent of earned surplus as of the preceding December 31. Under applicable restrictions, the maximum amount of dividends available to GAFRI in 2003 from GALIC, its principal Ohio domiciled insurance subsidiary, without seeking regulatory clearance, is $41.9 million.

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

In 2003, GAFRI entered into an agreement to sell its Indian operation to an unaffiliated third party. The Company will receive a minimum of $500,000 per year over the next four years based on the amount of business administered by the Indian operation. The Company has also entered into an agreement with the third party to obtain certain services currently provided by this operation for the next five years. The transaction is expected to close in the second quarter of this year and is not expected to have a material impact on the Company or its results.

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

GAPR rents office space in Puerto Rico totaling approximately 75,000 square feet under leases expiring primarily in 2005.

American Data Source India Private Limited, a software development and administrative services subsidiary of GAFRI, rents space in Bangalore, India totaling approximately 26,000 square feet. The Company has entered into an agreement to sell this subsidiary. (See Item 1 - Foreign Operations)

GAFRI owns a building in Austin, Texas totaling approximately 40,000 square feet, the vast majority of which is used by UTA for its own operations. The remainder of the space is leased to other tenants.

Management believes that its corporate offices are generally well maintained and adequate for the Company's present needs.

GAFRI owns facilities related to its former manufacturing operations totaling approximately 150,000 square feet in North Adams, Massachusetts and 60,000 square feet in Longwood, Florida. The space in these facilities is currently being leased to companies using it for manufacturing and other operations.

ITEM 3

Legal Proceedings

Federal and state laws and regulations, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, impose liability on the Company, (as the successor to Sprague Technologies, Inc.), for the investigation and clean-up of hazardous substances disposed of or spilled by its former manufacturing operations at facilities still owned by the Company, and facilities transferred in connection with the sales of certain operations, as well as at disposal sites operated by third parties. In addition, the Company has indemnified the purchasers of its former operations for the cost of such activities. At several sites, the Company is conducting clean-up activities of soil and ground water contamination in accordance with consent agreements between the Company and state environmental agencies. The Company has also conducted or is aware of investigations at a number of other locations of its former operations that have disclosed environmental contamination that could cause the Company to incur additional investigative, remedial and legal costs. The Company has also been identified by state and federal regulators as a potentially responsible party at a number of other disposal sites.

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

UTA was named a defendant in a purported class action lawsuit. (Peggy Berry, et al. v. United Teacher Associates Insurance Company, Travis County District Court, Cause No. GN100461, filed February 11, 2001). The complaint seeks unspecified damages based on the alleged misleading disclosure of UTA's interest crediting practices on its fixed rate annuities. UTA has entered into an agreement to resolve this matter. That settlement is subject to approval of the trial court. The resolution of this matter is not expected to have a material impact on the Company.

GAFRI is subject to other litigation and arbitration in the normal course of business. GAFRI is not a party to any material pending litigation or arbitration.

PART II

ITEM 5

Market for Registrant's Common Equity

and Related Stockholder Matters

GAFRI's Common Stock is listed and traded principally on the New York Stock Exchange ("NYSE") under the symbol GFR. On March 1, 2003, there were approximately 5,200 holders of record of Common Stock. The following table sets forth the range of high and low sales prices for the Common Stock on the NYSE Composite Tape.
	2002		2001
	High	Low	High	Low
First quarter	$18.85	$16.99	$19.63	$17.90
Second quarter	20.00	16.80	18.05	16.59
Third quarter	19.86	13.35	19.49	16.95
Fourth quarter	17.60	14.82	19.25	17.05

The Company paid annual common dividends of $.10 per share in 2002 and 2001. Although no future dividend policy has been determined, management believes the Company will continue to have the capability to pay similar dividend amounts.

At March 1, 2003, approximately 83% of GAFRI's Common Stock was beneficially owned by AFG.

Equity Compensation Plan Information

The following reflects certain information about shares of GAFRI Common Stock authorized for issuance (at December 31, 2002) under equity compensation plans.
Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by shareholders	3,265,185	$17.06	1,715,777 (1)
Not approved by shareholders	613,118	$18.49	1,997,583 (2)

  Includes options exercisable into 0.8 million shares available for issuance under GAFRI's Stock Option Plans for employees and directors, 0.8 million shares issuable under GAFRI's Employee Stock Purchase Plan and 68,400 shares issuable under GAFRI's Non-employee Directors' Compensation Plan.
  Represents shares issuable under the GAFRI Deferred Compensation Plan (0.2 million shares), the Agent Stock Purchase Plan (0.9 million shares), the Agent Stock Option Plan (0.4 million shares) and GAFRI's Bonus Plan (0.5 million shares.

Under the GAFRI Deferred Compensation Plan, certain highly compensated employees of GAFRI and its subsidiaries may defer a portion of their annual salary and/or bonus under the Company's Deferred Compensation Plan. Participants may elect to have the value of deferrals (i) earn a fixed rate of interest set annually by the Board of Directors or a committee thereof, or (ii) fluctuate based on the market value of GAFRI Common Stock, as adjusted to reflect stock splits, distributions, dividends, and a 7-1/2% match to participant deferrals.

Under the Agent Stock Purchase Plan, selected agents are able to utilize commissions earned from the sale of insurance products issued by the Company's subsidiaries to purchase GAFRI Common Stock at 92.5% of the fair market value. The Plan provides that up to 1,000,000 shares of GAFRI Common Stock may be issued.

Under the Agent Stock Option Plan, selected agents are able to earn options to purchase GAFRI Common Stock based on the amount of premium the agents produce from the sale of insurance products issued by the Company's subsidiaries. The options have an exercise price equal to the fair market value of GAFRI Common Stock at the time of grant. The options include vesting provisions based on future premium production. The Plan provides that up to 1,000,000 shares of GAFRI Common Stock may be issued upon the exercise of options.

Under GAFRI's Bonus Plan covering the majority of the Company's officers, participants are required to receive 25% of their annual bonus in the form of GAFRI Common Stock. The Bonus Plan provides for the issuance of up to 500,000 shares of GAFRI Common Stock as partial payment of annual bonuses.

ITEM 6

Selected Financial Data

The following financial data has been summarized from, and should be read in conjunction with, the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data reflects the acquisitions of MNL in June 2002 and UTA in October 1999, and the sale of the Company's Funeral Insurance Division in September 1998 (in millions, except per share amounts).

	2002	2001	2000	1999	1998
Income Statement Data:
Total revenues	$883.2	$830.1	$824.3	$661.5	$746.4

Operating earnings before
income taxes	$ 38.9	$ 59.9	$ 81.1	$ 92.0	$143.9

Income before extraordinary items
and accounting changes	$ 33.9	$ 42.7	$ 53.9	$ 63.5	$ 97.5
Extraordinary items	-	-	-	-	(0.8)
Cumulative effect of
accounting changes (a)	(17.7)	(5.5)	0.8	(4.7)	-
Net income	$ 16.2	$ 37.2	$ 54.7	$ 58.8	$ 96.7

Basic earnings per common share:
Income before extraordinary
items and accounting changes	$ 0.80	$ 1.01	$ 1.27	$ 1.50	$ 2.27
Extraordinary items	-	-	-	-	(0.02)
Accounting changes (a)	(0.42)	(0.13)	0.02	(0.11)	-
Net income	$ 0.38	$ 0.88	$ 1.29	$ 1.39	$ 2.25

Diluted earnings per common share:
Income before extraordinary
items and accounting changes	$ 0.79	$ 1.00	$ 1.26	$ 1.48	$ 2.23
Extraordinary items	-	-	-	-	(0.02)
Accounting changes (a)	(0.41)	(0.13)	0.02	(0.11)	-
Net income	$ 0.38	$ 0.87	$ 1.28	$ 1.37	$ 2.21

Cash dividends per common share	$0.10	$0.10	$0.10	$0.10	$0.10

Balance Sheet Data at year-end:
Total assets	$9,362.6	$8,400.4	$7,975.9	$7,530.7	$7,190.4
Notes payable	250.3	223.0	151.9	201.3	131.0
Mandatorily redeemable preferred
securities of subsidiary trusts	142.9	142.9	217.9	219.6	225.0
Net unrealized gains (losses)
included in stockholders' equity	180.0	89.8	43.9	(52.9)	160.1
Total stockholders' equity	851.9	748.8	671.7	525.7	688.7

  Reflects the implementation in the following years of accounting changes mandated by recently enacted accounting standards:

2002 - SFAS #142   (Goodwill and Other Intangibles)

2001 - EITF #99-20 (Asset-backed Securities)

2000 - SFAS #133   (Derivatives)

1999 - SOP 98-S    (Start-up Costs)

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

Critical Accounting Policies

Significant accounting policies are described in Note B to the financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of insurance reserves, the determination of "other than temporary" impairments on investments, the recoverability and carrying value of unamortized insurance acquisition costs and environmental reserves of GAFRI's former manufacturing operations are the areas where the degree of judgement required to determine amounts recorded in the financial statements make the accounting policies critical.

Liquidity and Capital Resources

Ratios GAFRI's consolidated debt to capital ratio was 23% in 2002. For purposes of this calculation, capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains (losses) on marketable securities).

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2002, the capital ratio of GAFRI's principal insurance subsidiary was 5.7 times its authorized control level RBC.

Sources and Uses of Funds  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions from their directly-owned insurance subsidiaries, (Great American Life Insurance Company ("GALIC") and GA Life of Puerto Rico ("GAPR")), bank borrowings and cash and investments on hand. Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC and GAPR in 2003 without prior regulatory approval is $41.9 million and $25.8 million, respectively. In 2002, GALIC paid $23.0 million in dividends and GAPR paid $2.5 million in dividends. Also in 2002, GAFRI made capital contributions to GALIC of $34.0 million.

In the third quarter of 2000, GAFRI paid down approximately $50 million of its bank credit line. In January 2001, the Company replaced its existing agreement with a $155 million unsecured credit agreement, which matures at December 31, 2004. In September 2001, GAFRI redeemed its ROPES for $75 million in cash using bank borrowings. At March 1, 2003, GAFRI had $6 million available under its bank credit line.

In recent years, the Company has entered into several reinsurance transactions in connection with certain of its life and supplemental health operations. These transactions were entered into both in the normal course of business and as a source of additional capital and liquidity. The Company may enter into additional reinsurance transactions in the future.

At December 31, 2002, GAFRI had $250 million available under a shelf registration.

Based upon the current level of operations and anticipated growth, GAFRI believes that it will have sufficient resources to meet its liquidity requirements.

Independent Ratings  The Company's principal insurance subsidiaries ("Insurance Companies") are rated by A.M. Best, Fitch and Standard & Poor's. GALIC is rated A3 (good financial security) by Moody's. Such ratings are generally based on items of concern to policyholders and agents and are not directed toward the protection of investors. Following are the Company's ratings as of March 1, 2003:

Standard
	A.M. Best	Fitch	& Poor's
GALIC	A (Excellent)	A+ (Strong)	A- (Strong)
AILIC	A (Excellent)	A+ (Strong)	A- (Strong)
Loyal	A (Excellent)	A+ (Strong)	Not rated
UTA	A- (Excellent)	Not rated	Not rated
GAPR	A (Excellent)	Not rated	Not rated

In evaluating a company, independent rating agencies review such factors as the company's: (i) capital adequacy; (ii) profitability; (iii) leverage and liquidity; (iv) book of business; (v) quality and estimated market value of assets; (vi) adequacy of policy reserves; (vii) experience and competency of management and (viii) operating profile.

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

The Company's insurance ratings were recently affirmed by Fitch (with a stable outlook), and affirmed by Moody's (with a negative outlook); its ratings were downgraded by Standard & Poor's (with a negative outlook). GAFRI's operations could be materially and adversely affected by additional downgrades. In connection with recent reviews by independent rating agencies, management indicated that it intends to maintain the capital of its significant insurance subsidiaries at levels currently indicated by the rating agencies as appropriate for the current ratings. Items which could adversely affect capital levels include (i) a sustained decrease in the stock market in 2003 or beyond; (ii) a significant period of low interest rates and a resulting significant narrowing of annuity "spread"; (iii) investment impairments; (iv) a change in statutory reserving requirements for guaranteed minimum death benefits on variable annuities; (v) adverse mortality, and (vi) higher than planned dividends paid due to liquidity needs by GAFRI and AAG Holding.

2002 Acquisition  On June 28, 2002, GALIC acquired Manhattan National Life Insurance Company ("MNL") for $48.5 million in cash. In December 2002, the Company reinsured 90% of the business in force. At December 31, 2002, MNL had statutory assets of approximately $272 million and statutory capital and surplus of $45.3 million.

Investments  Insurance laws restrict the types and amounts of investments which are permissible for life insurers. These restrictions are designed to ensure the safety and liquidity of insurers' investment portfolios.

GAFRI invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at December 31, 2002. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At December 31, 2002, 93% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At December 31, 2002, GAFRI's mortgage-backed securities ("MBSs") portfolio represented approximately one-third of its fixed maturity investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. Due to the significant decline in the general level of interest rates in 2002, GAFRI has experienced an increase in the level of prepayments on its MBS portfolio; these prepayments have not been reinvested at interest rates comparable to the rates earned on the prepaid MBSs. Partly as a result of this, the overall yield on GAFRI's fixed maturity portfolio dropped from 7.7% at year end 2001 to 7.0% at year end 2002.

Approximately 95% of GAFRI's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from the interest rate risk referred to above, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

At December 31, 2002, GAFRI had pretax net unrealized gains of $287 million on fixed maturities and $26 million on equity securities. Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at December 31, 2002, is shown in the following table (dollars in millions). Approximately $138 million of "Fixed Maturities" and $7 million of "Equity Securities" had no unrealized gains or losses at December 31, 2002.

	Securities with Unrealized	Securities with Unrealized
	Gains	Losses
Fixed maturities
Market value of securities	$6,239	$ 804
Amortized cost of securities	$5,872	$ 884
Gross unrealized gain or (loss)	$ 367	($ 80)
Market value as % of amortized cost	106%	91%
Number of security positions	1,261	244
Number individually exceeding $2 million gain or loss	11	10
Concentration of gains or (losses) by type or industry
(exceeding 5% of unrealized):
Mortgage-backed securities	$100.9	($ 7.6)
Banks	35.8	(0.5)
U.S. government	28.5	(1.1)
State and municipal	19.5	(2.5)
Electric services	16.2	(8.6)
Asset-backed securities	10.5	(8.1)
Air transportation (generally collateralized)	3.6	(27.7)
Percentage rated investment grade	98%	67%

Equity securities
Market value of securities	$64	$2
Cost of securities	$37	$3
Gross unrealized gain or (loss)	$27	($1)
Market value as % of cost	173%	67%

GAFRI's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $22 million of the $27 million in unrealized gains on equity securities at December 31, 2002.

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2002, based on their market values. Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	6%	4%
After one year through five years	19	22
After five years through ten years	29	35
After ten years	11	22
	65	83
Mortgage-backed securities	35	17
	100%	100%

*Excludes $138 million of fixed maturities with no unrealized gains or losses.

GAFRI realized aggregate losses of $5.1 million during 2002 on $34.1 million in sales of fixed maturity securities (7 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2001. Market values of five of the securities increased an aggregate of $3.4 million from December 31, 2001 to date of sale. One of the securities was a Conseco bond that decreased in value by $3.1 million from December 31, 2001 to the date of sale due to the continued decline in Conseco's financial condition. The market value of the remaining security did not change from December 31, 2001 to the sale date.

Although GAFRI had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio. None of the securities were sold out of a necessity to raise cash. GAFRI has the ability and intent to hold securities with unrealized losses at December 31, 2002, for a period of time sufficient to allow for a recovery in market value.

The table below (dollars in millions) summarizes the length of time securities have been in an unrealized gain or loss position at December 31, 2002.
	Aggregate Market Value	Aggregate Unrealized Gain (Loss)	Market Value as % of Cost Basis
Fixed Maturities

Securities with unrealized gains at 12/31/02:
Exceeding $500,000 and for:
Less than one year (200 issues)	$2,293	$172	108.1%
More than one year (36 issues)	443	50	112.7
Less than $500,000 and an unrealized gain for:
Less than one year (575 issues)	2,119	75	103.7
More than one year (450 issues)	1,384	70	105.3
	$6,239	$367	106.3%

Securities with unrealized losses at 12/31/02:
Exceeding $500,000 and for:
Less than one year (38 issues)	$ 197	($ 49)	80.1%
More than one year (7 issues)	39	(10)	79.6
Less than $500,000 and an unrealized loss for:
Less than one year (148 issues)	450	(14)	97.0
More than one year (51 issues)	118	(7)	94.4
	$ 804	($ 80)	91.0%

Equity Securities

Securities with unrealized gains at 12/31/02:
Exceeding $500,000 and for:
Less than one year (3 issues)	$15	$ 4	136.4%
More than one year (1 issue)	38	22	237.5
Less than $500,000 and an unrealized gain for:
Less than one year (8 issues)	7	1	116.7
More than one year (2 issues)	4	-	100.0
	$64	$27	173.0%

Securities with unrealized losses at 12/31/02:
Exceeding $500,000 and for:
Less than one year (0 issues)	$ -	$ -	- %
More than one year (0 issues)	-	-	-
Less than $500,000 and an unrealized loss for:
Less than one year (3 issues)	1	(1)	50.0
More than one year (1 issue)	1	-	100.0
	$ 2	($ 1)	66.7%

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

Based on its analysis of the factors enumerated above, management believes (i) GAFRI will recover its cost basis in the securities with unrealized losses and (ii) that GAFRI has the ability and intent to hold the securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to results of operations in a future period. While management believes it is not likely that future impairment charges will have a significant effect on GAFRI's liquidity, impairment charges could have an effect on the Company's ratings.

Net realized gains (losses) on investments sold and charges for "other than temporary" impairment on investments held were as follows (in millions):

	Net Realized Gains(Losses) on Sales	Charges for Impairment	Other(a)	Total
2002	$53.1	($97.4)	($1.4)	($45.7)
2001	19.1	(77.0)(b)	6.3	(51.6)
2000	21.0	(14.3)	1.1	7.8
1999	(0.6)	(8.6)	2.1	(7.1)
1998	11.6	(5.9)	(1.7)	4.0

    Includes adjustments to carry derivatives at market and to reflect the impact of realized gains and losses on the amortization of deferred policy acquisition costs.
    Does not include an $8.4 million writedown of certain collateralized debt obligations, which was recorded as the cumulative effect of an adoption of an accounting change at April 1, 2001.

Increased impairment charges in recent years reflect a rise in corporate defaults in the marketplace resulting from the weakened economy, fraud and other factors.

Uncertainties

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

The following table provides information about GAFRI's fixed maturity investments at December 31, 2002 and 2001, that are sensitive to interest rate risk. These tables show (dollars in millions) principal cash flows and related weighted-average interest rates by expected maturity date for each of the five subsequent years and for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBSs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.
	December 31, 2002		December 31, 2001
	Principal			Principal
	Cash Flows	Rate		Cash Flows	Rate
2003	$ 822	11.3%	2002	$ 657	8.6%
2004	548	8.5	2003	886	7.8
2005	556	7.3	2004	587	8.5
2006	629	6.8	2005	673	7.5
2007	653	5.8	2006	613	7.2
Thereafter	3,622	6.3	Thereafter	2,960	7.3

Total	$6,830	7.2%	Total	$6,376	7.6%

Fair Value	$7,181		Fair Value	$6,431

     Annuity Contracts  Substantially all of GAFRI's fixed rate annuity contracts permit GAFRI to change crediting rates (subject to minimum interest rate guarantees of 3% to 4% per annum as determined by applicable law) enabling management to react to changes in market interest rates. Nonetheless, due to the sharp drop in interest rates in 2002, GAFRI's spreads have narrowed and will likely continue to narrow through at least 2003. Actuarial assumptions used to estimate DPAC and Annuity Benefits, as well as GAFRI's ability to maintain spread, could be impacted if the current interest rate environment continues for an extended period and causes policyholder behavior to be altered.

Projected payments in each of the next five years and for all years thereafter on GAFRI's fixed annuity liabilities at December 31 are as follows (dollars in millions):
						There		Fair
	First	Second	Third	Fourth	Fifth	after	Total	Value
2002	$550	$610	$740	$810	$700	$3,044	$6,454	$6,284
2001	$750	$680	$650	$630	$610	$2,512	$5,832	$5,659

Nearly half of GAFRI's fixed annuity liabilities at December 31, 2002, were two-tier in nature in that policyholders can receive a higher amount if they annuitize rather than surrender their policy, even if the surrender charge period has expired. At December 31, 2002, the average stated crediting rate on GAFRI's principal fixed annuity products was approximately 4.3% and current stated crediting rates (excluding bonus interest) on GAFRI's active products generally range from 3.0% to 3.6%. GAFRI estimates that its effective weighted-average crediting rate, on its inforce business over the next five years will approximate 4.3%. This rate reflects actuarial assumptions as to: (i) expected investment spread (ii) deaths; (iii) annuitizations; (iv) surrenders and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

GAFRI's equity-indexed fixed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products through the purchase of call options on the appropriate index. The Company's strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be substantially offset by unrealized gains on the call options purchased by the Company. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Adjusting these derivatives to market value had a net effect of less than 1% of annuity benefits in 2002 and 2001. In 2002, GAFRI chose to suspend new sales of equity-indexed annuities due primarily to lack of volume.

     Debt and Preferred Securities  The following table shows scheduled principal payments on fixed rate long-term debt of GAFRI and related weighted-average interest rates for the next five years and for all years thereafter (in millions):

	December 31, 2002		December 31, 2001
	Scheduled			Scheduled
	Principal			Principal
	Payments	Rate		Payments	Rate
2003 through 2007	*		2002 through 2006	*
Thereafter	$100.8	6.9%	Thereafter	$100.8	6.9%

Total	$101.7	6.8%	Total	$101.9	6.8%

Fair Value	$ 91.7		Fair Value	$ 95.2

_______________

* Less than $1 million each year

Under the terms of the Company's bank credit facility entered into in January 2001, GAFRI and its subsidiaries have no variable-rate debt maturing until December 2004. The weighted-average interest rate on GAFRI's variable-rate debt was 2.1% at March 1, 2003, 2.2% at December 31, 2002, and 2.9% at December 31, 2001. There were $143 million of subsidiary trust preferred securities outstanding at December 31, 2002, and 2001, none of which are scheduled for maturity or mandatory redemption during the next five years; the weighted-average interest rate on these trust securities at December 31, 2002 and 2001 was 9.1%.

Results of Operations

General  The comparability of GAFRI's financial statements is affected by the acquisitions of subsidiaries discussed in Note C to its financial statements.

Results of operations as shown in the accompanying financial statements are prepared in accordance with generally accepted accounting principles. Many investors and analysts focus on "core earnings" of companies, setting aside certain items included in net earnings such as realized gains and losses, the cumulative effect of accounting changes and certain other unusual items. Realized gains and losses are excluded from "core earnings" because they are unpredictable and not necessarily indicative of current operating fundamentals. Other items such as the 2000 litigation charges are excluded to assist investors in analyzing their impact on the trend in operating results. Nonetheless, these items are significant components of GAFRI's overall financial results and core earnings should not be considered a substitute for the net income reported in the Consolidated Income Statement as an indication of GAFRI's overall performance. The following table (in millions, except per share amounts) compares the Company's core earnings over the past three years.

GAFRI (Consolidated):	2002	2001	2000
Net operating earnings per income statement	$33.9	$42.7	$60.1
Exclude litigation charges, net of tax:
Included in annuity benefits	-	-	9.2
Included in other expenses	-	-	11.9
Exclude realized losses (gains), net of tax	29.7	33.5	(5.1)
Core net operating earnings	$63.6	$76.2	$76.1

Diluted Earnings Per Common Share:
Net income per share per income statement	$0.38	$0.87	$1.28

Exclude, per share:
Litigation charges	-	-	0.50
Realized losses (gains)	0.70	0.78	(0.12)
Equity in results of affiliate	-	-	0.14
Accounting changes	0.41	0.13	(0.02)
Core net operating earnings per share	$1.49	$1.78	$1.78

The following table summarizes GAFRI's annuity sales (in millions).

	2002	2001	2000
Annuity Premiums:
Single premium fixed rate annuities Flexible premium fixed rate annuities Single premium variable annuities Flexible premium variable annuities	$ 654	$401	$277
	165	151	150
	95	107	242
	87	92	78
	$1,001	$751	$747

Sales of fixed rate annuity products were up 48% and 29% in 2002 and 2001, respectively, and were offset by a decrease in the sale of variable annuities by 8% and 38% over the same periods. Management attributes these trends to the volatile equity and bond markets, the introduction of several new fixed rate products and exiting the "wholesale" (single premium, non-qualified) variable annuity market.

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

Premiums	2002	2001	2000
Supplemental insurance products	$191	$190	$152
GA Life of Puerto Rico	61	54	49
Life products	54	36	29
	$306	$280	$230
Benefits
Supplemental insurance products	$158	$157	$128
GA Life of Puerto Rico	31	27	24
Life products	56	29	23
	$245	$213	$175

GAFRI continues to experience adverse mortality in GALIC's life division. Further adverse mortality could result in an additional charge to income due to a further reduction in unamortized insurance acquisition costs. (See "MD&A - Insurance Acquisition Expenses")

Life products in 2002 include premiums of $14 million and benefits of $19 million related to Manhattan National Life which was acquired in June 2002. The 2001 increase in supplemental insurance premiums and benefits is due primarily to the November 2000 reinsurance of a block of accident and health insurance business.

Net Investment Income  Net investment income increased in 2002 due primarily to higher average invested assets (partially as a result of the MNL acquisition), somewhat offset by lower yields in the portfolio. The yield on GAFRI's fixed maturity portfolio was approximately 7.0% at December 31, 2002 compared to approximately 7.7% at December 31, 2001. (See "MD&A - Investments"). GAFRI expects the yield on its portfolio to further decline through at least 2003.

Net investment income increased in 2001 as a result of higher average invested assets.

Realized Gains (Losses) on Investments  Realized gains (losses) on investments included the following provisions for other than temporary impairment: $97.4 million, $77.0 million and $14.3 million for the years ended 2002, 2001 and 2000, respectively. (See "MD&A - Investments")

Results for 2000 include a pretax gain of $27.2 million resulting from the sale of GAFRI's investment in a company engaged in the production of ethanol. GAFRI's investment was repurchased by the ethanol company which, following the repurchase, became wholly-owned by GAFRI's Chairman.

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

	2002	2001	2000
Other income	$41.2	$46.7	$38.3
Other expenses	34.1	30.9	32.1

Other income included a pretax gain on the sale of real estate assets of $11.2 million in 2001.

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. The majority of GAFRI's fixed rate annuity products permit GAFRI to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% to 4% per annum). Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. The recent interest rate environment has resulted in a spread compression, which could continue through at least 2003.

On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated "surrender" interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues an additional liability to provide for expected deaths and annuitizations. Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect this accrual. In 2002, this accrual was reduced by approximately $2 million due to (i) decreases in crediting rates on certain fixed annuity products, partially offset by (ii) a modification in projected investment yields. Significant changes in projected investment yields could result in additional benefits or charges to earnings.

Insurance Acquisition Expenses  Insurance acquisition expenses include amortization of deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $11.8 million in 2002, $9.2 million in 2001 and $10.7 million in 2000.

The increase in insurance acquisition expenses in 2002 reflects (i) a writeoff of DPAC; (ii) the amortization costs associated with GAFRI's purchase of MNL in June 2002 and (iii) higher commission expense due to the Company's growth in premiums. Included in 2002 and 2001 were DPAC writeoffs related to variable annuities of $13.5 million and $3.0 million, respectively, resulting from the actual performance of the equity markets and a reduction of assumed future returns. Poor performance in the equity markets could lead to additional DPAC writeoffs or a charge to earnings in order to accrue for guaranteed minimum death benefits included in the variable products. (See "MD&A - Proposed Accounting Standard"). Included in 2002 is a DPAC writeoff of $4 million related primarily to adverse mortality in the Company's life operations. Partially offsetting the DPAC writeoffs in 2002 was a reduction of approximately $7 million in DPAC amortization on fixed annuities relating to decreases in crediting rates on certain fixed annuity products. Continued adverse mortality could lead to additional DPAC writeoffs. Significant changes in projected investment yields could result in additional benefits or charges to earnings.

The increase in 2001 is due primarily to (i) increased lapses and increased sales of traditional life insurance by GALIC and (ii) the effect of the equity markets on variable annuity DPAC.

Trust Preferred Distribution Requirement  The decrease in trust preferred distribution requirement in 2002 and 2001 reflects the Company's September 2001 redemption of one issue of its trust preferred securities.

Interest and Other Debt Expenses  Higher average borrowings in 2002 were offset by lower interest rates on the Company's bank debt. The decrease in interest and other debt expenses in 2001 compared to 2000 is due primarily to lower average borrowings as well as lower interest rates on these borrowings.

Other Expenses  Other expenses increased in 2002 due to (i) an increase in expenses from real estate operations resulting from the 2002 acquisition of property and (ii) the acquisition of MNL in June 2002. Other expenses decreased 14% in 2001 primarily due to the absence of a litigation charge that was recorded in 2000. (See MD&A - Results of Operations "General").

Income Taxes  The provision for income taxes in all periods presented reflects the effects of non-taxable foreign operations. In 2002 and 2000, the provision for income taxes also reflects reductions of the valuation allowance associated with certain deferred tax assets. (See Note K.)

Equity in Losses of Affiliate  Equity in losses of affiliate in 2000 represents GAFRI's proportionate share of the results of Chiquita Brands International, as well as the writedown in 2000 of GAFRI's investment in Chiquita to market value of approximately $1 per share. Chiquita reported net losses attributable to common shareholders of $112 million in 2000.

Cumulative Effect of Accounting Changes  Effective January 1, 2002, GAFRI implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized, but is subject to an impairment test at least annually. The initial impairment testing resulted in an aftertax charge of $17.7 million for the cumulative effect of an accounting change. At December 31, 2002, GAFRI had less than $21 million of unamortized goodwill remaining on its balance sheet.

In 2001, the cumulative effect of accounting change represents the implementation of a new accounting standard (EITF 99-20) which resulted in a writedown of $8.4 million ($5.5 million or $0.13 per share after tax) of the cost basis of certain collateralized debt obligations in the second quarter.

In 2000, GAFRI implemented Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized in the balance sheet at fair value, and that the initial effect of recognizing derivatives at fair value be reported as a cumulative effect of a change in accounting principle. Accordingly, GAFRI recorded income of $0.8 million (net of taxes) reflecting the adoption of SFAS No. 133.

Recent Accounting Standards  The following accounting standards have been, [or will be] implemented by GAFRI. The implementation of these standards is discussed under various subheadings of Note B to the Financial Statements. Effects of each are shown in the relevant Notes.

Accounting		Year
Standard	Subject of Standard	Implemented
SFAS #133	Derivatives	2000
EITF 99-20	Asset-backed Securities	2001
SFAS #141	Business Combinations	2001
SFAS #142	Goodwill and Other Intangibles	2002
SFAS #148	Stock-based Compensation	2002

Other standards issued in recent years did not apply to GAFRI or had only negligible effects on GAFRI.

Proposed Accounting Standard  GAFRI's variable annuity contracts contain a guaranteed minimum death benefit ("GMDB") (which may exceed the value of the policyholder's account) to be paid if the annuityholder dies before the annuity payout period commences. Payment of any difference between the GMDB and the related account balance is borne by GAFRI and expensed when paid. In periods of declining equity markets, the GMDB difference increases as the variable annuity account value decreases. At December 31, 2002 and 2001, the aggregate GMDB values (assuming every policyholder died on those dates) exceeded the market value of the underlying variable annuities by $233 million and $136 million, respectively. Industry practice varies, but GAFRI does not establish GAAP reserves for this mortality risk. If a proposed accounting standard becomes effective, GAFRI would be required to record a liability for the present value of expected GMDB payments. Initial recognition of a GAAP liability (estimated to be less than 4% of the difference between the underlying market value of the variable annuities and the GMDB value) would be accounted for as the cumulative effect of a change in accounting principles. Death benefits paid in excess of the variable annuity account balance were $1.1 million in 2002.

ITEM 7A

Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8

Financial Statements and Supplementary Data
PAGE

Report of Independent Auditors	F-1

Consolidated Balance Sheet:
December 31, 2002 and 2001	F-2

Consolidated Income Statement:
Years Ended December 31, 2002, 2001 and 2000	F-3

Consolidated Statement of Changes in Stockholders' Equity:
Years Ended December 31, 2002, 2001 and 2000	F-4

Consolidated Statement of Cash Flows:
Years Ended December 31, 2002, 2001 and 2000	F-5

Notes to Consolidated Financial Statements	F-6

"Selected Quarterly Financial Data" has been included in Note R to the Consolidated Financial Statements.

Please refer to "Forward-Looking Statements" following the index in front of this Form 10-K.

PART III

The information required by the following Items will be included in GAFRI's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year-end and is herein incorporated by reference:
ITEM 10	Directors and Executive Officers of the Registrant

ITEM 11	Executive Compensation

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

ITEM 13	Certain Relationships and Related Transactions

Item 14

Evaluation of Disclosure Controls and Procedures

GAFRI's chief executive officer and chief financial officer, with the participation of management, have evaluated GAFRI's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14c) as of a date within 90 days prior to filing this report. Based on the evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in GAFRI's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Great American Financial Resources, Inc.

We have audited the accompanying consolidated balance sheet of Great American Financial Resources, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great American Financial Resources, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes B and F to the consolidated financial statements, in 2002, the Company implemented Statement of Financial Accounting Standard No. 142, which required a change in the method of accounting for goodwill.

Ernst & Young LLP

Cincinnati, Ohio

February 19, 2003

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)
	December 31,
	2002	2001
Assets
Investments:
Fixed maturities - at market
(amortized cost - $6,894.1 and $6,302.1)	$7,181.1	$6,431.1
Equity securities - at market
(cost - $47.0 and $37.8)	73.5	59.0
Mortgage loans on real estate	18.9	24.8
Real estate	78.6	69.4
Policy loans	214.9	211.3
Short-term investments	400.0	131.9
Total investments	7,967.0	6,927.5

Cash	2.2	39.0
Accrued investment income	95.3	95.0
Unamortized insurance acquisition costs, net	591.0	556.1
Other assets	252.0	253.2
Variable annuity assets (separate accounts)	455.1	529.6

	$9,362.6	$8,400.4

Liabilities and Capital
Annuity benefits accumulated	$6,453.9	$5,832.1
Life, accident and health reserves	902.4	638.5
Notes payable	250.3	223.0
Payable to affiliates, net	62.4	95.7
Deferred taxes on unrealized gains	93.3	47.2
Accounts payable, accrued expenses and other
liabilities	150.4	142.6
Variable annuity liabilities (separate accounts)	455.1	529.6
Total liabilities	8,367.8	7,508.7

Mandatorily redeemable preferred securities
of subsidiary trusts	142.9	142.9

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-42,456,843 and 42,353,464 shares outstanding	42.4	42.3
Capital surplus	347.6	346.7
Retained earnings	281.9	270.0
Unrealized gains on marketable securities, net	180.0	89.8
Total stockholders' equity	851.9	748.8

	$9,362.6	$8,400.4

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)
	Year ended December 31,
	2002	2001	2000
Revenues:
Life, accident and health premiums	$305.7	$280.1	$230.4
Net investment income	527.8	506.5	495.7
Realized gains (losses) on:
Investments	(45.7)	(51.6)	(19.4)
Redemption of minority ownership by related party	-	-	27.2
Other income	95.4	95.1	90.4
	883.2	830.1	824.3
Costs and Expenses:
Annuity benefits	301.0	294.7	293.1
Life, accident and health benefits	245.3	213.0	175.2
Insurance acquisition expenses	114.5	79.3	62.3
Trust preferred distribution requirement	13.0	17.1	18.4
Interest and other debt expenses	10.8	10.8	13.8
Other expenses	159.7	155.3	180.4
	844.3	770.2	743.2

Operating earnings before income taxes	38.9	59.9	81.1
Provision for income taxes	5.0	17.2	21.0

Net operating earnings	33.9	42.7	60.1

Equity in losses of affiliate, net of tax	-	-	(6.2)

Income before accounting changes	33.9	42.7	53.9

Cumulative effect of accounting changes, net of tax	(17.7)	(5.5)	0.8

Net Income	$ 16.2	$ 37.2	$ 54.7

Basic earnings per common share:
Income before accounting changes	$0.80	$1.01	$1.27
Accounting changes	(0.42)	(0.13)	0.02
Net income	$0.38	$0.88	$1.29

Diluted earnings per common share:
Income before accounting changes	$0.79	$1.00	$1.26
Accounting changes	(0.41)	(0.13)	0.02
Net income	$0.38	$0.87	$1.28

Average number of common shares:
Basic	42.4	42.3	42.3
Diluted	42.7	42.7	42.7

Cash dividends per common share	$0.10	$0.10	$0.10

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)

	Year ended December 31,
	2002	2001	2000
Common Stock:
Balance at beginning of year	$ 42.3	$ 42.3	$ 42.4
Common Stock issued	0.2	0.1	0.1
Common Stock retired	(0.1)	(0.1)	(0.2)
Balance at end of year	$ 42.4	$ 42.3	$ 42.3

Capital Surplus:
Balance at beginning of year	$346.7	$348.5	$349.7
Common Stock issued	2.4	1.3	1.0
Common Stock retired	(1.5)	(0.7)	(2.2)
Capital transaction of subsidiary	-	(2.4)	-
Balance at end of year	$347.6	$346.7	$348.5

Retained Earnings:
Balance at beginning of year	$270.0	$237.0	$186.5
Net income	16.2	37.2	54.7
Common dividends declared	(4.3)	(4.2)	(4.2)
Balance at end of year	$281.9	$270.0	$237.0

Unrealized Gains (Losses), Net:
Balance at beginning of year	$ 89.8	$ 43.9	($ 52.9)
Change during year	90.2	45.9	96.8
Balance at end of year	$180.0	$ 89.8	$ 43.9

Comprehensive Income:
Net Income	$ 16.2	$ 37.2	$ 54.7
Other comprehensive income - change
in net unrealized gains
on marketable securities	90.2	45.9	96.8
Comprehensive income	$106.4	$ 83.1	$151.5

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Year ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net income	$ 16.2	$ 37.2	$ 54.7
Adjustments:
Cumulative effect of accounting changes	17.7	5.5	(0.8)
Equity in losses of affiliate, net of tax	-	-	6.2
Increase in life, accident and health reserves	70.0	58.0	78.8
Benefits to annuity policyholders	301.0	294.7	293.1
Amortization of insurance acquisition costs	114.5	79.3	62.3
Depreciation and amortization	16.8	12.4	6.7
Realized losses on investments	45.7	51.6	19.4
Realized gain on redemption by related party	-	-	(27.2)
Increase in insurance acquisition costs	(170.2)	(137.7)	(146.7)
Increase in other assets	(24.3)	(38.8)	(35.0)
Increase (decrease) in other liabilities	(49.2)	(9.7)	13.5
Increase (decrease) in payable to affiliates, net	(29.8)	13.4	18.9
Other, net	6.0	(15.8)	(30.5)
	314.4	350.1	313.4

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(3,880.2)	(1,721.3)	(794.1)
Equity securities	(7.4)	(3.3)	(10.7)
Real estate, mortgage loans and other assets	(17.6)	(13.2)	(15.8)
Purchase of subsidiary	(48.5)	-	-
Cash and short-term investments of subsidiary
acquired	4.9	-	-
Maturities and redemptions of fixed maturity
investments	1,289.3	582.0	392.4
Sales of:
Fixed maturity investments	2,191.4	873.4	374.8
Equity securities	4.1	1.2	44.5
Real estate, mortgage loans and other assets	7.0	26.1	1.6
Decrease in policy loans	4.5	2.2	3.7
(452.5)		(252.9)	(3.6)

Cash Flows from Financing Activities:
Fixed annuity receipts	874.5	616.6	496.8
Annuity surrenders, benefits and withdrawals	(549.9)	(622.5)	(731.9)
Net transfers (to) from variable annuity assets	20.8	(0.4)	(50.5)
Additions to notes payable	27.5	87.5	9.6
Reductions of notes payable	(0.2)	(16.4)	(59.0)
Issuance of Common Stock	2.6	1.4	1.1
Retirement of Common Stock	(1.6)	(0.8)	(2.4)
Repurchase of trust preferred securities	-	(75.0)	(1.4)
Cash dividends paid	(4.3)	(4.2)	(4.2)
369.4		(13.8)	(341.9)

Net increase (decrease) in cash and short-term investments	231.3	83.4	(32.1)
Beginning cash and short-term investments	170.9	87.5	119.6
Ending cash and short-term investments	$ 402.2	$ 170.9	$ 87.5

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES
A. Description of the Company	J. Stockholders' Equity
B. Summary of Significant Accounting Policies	K. Income Taxes
C. Acquisition	L. Leases
D. Segments of Operations	M. Earnings Per Share
E. Investments	N. Investment in Affiliate
F. Goodwill	O. Contingencies
G. Unamortized Insurance Acquisition Costs	P. Statutory Information
H. Notes Payable	Q. Additional Information
I. Mandatorily Redeemable Preferred	R. Quarterly Financial Data
Securities of Subsidiary Trusts	(Unaudited)

A.  DESCRIPTION OF THE COMPANY

Great American Financial Resources, Inc. ("GAFRI" or "the Company"), through its subsidiaries, markets fixed and variable annuities, and various forms of life and supplemental health insurance through independent agents, payroll deduction plans, financial institutions and in-home sales.

American Financial Group, Inc. ("AFG") and its subsidiaries owned 83% of GAFRI's Common Stock at December 31, 2002.

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

Investments  All fixed maturity securities are considered "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Short-term investments are carried at cost; mortgage loans on real estate are generally carried at amortized cost; policy loans are stated at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the differences between interest rates of the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the creditworthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

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

Goodwill  Goodwill represents the excess of cost of subsidiaries over GAFRI's equity in their underlying net assets. Through December 31, 2001, goodwill was being amortized over periods of 20 to 40 years. Effective January 1, 2002, GAFRI implemented Statement of Financial Accounting Standards ("SFAS") No. 142, under which goodwill is no longer amortized but is subject to an impairment test at least annually. As required under SFAS No. 142, GAFRI completed the transitional test for goodwill impairment (as of January 1, 2002) during the fourth quarter of 2002. The resulting write-down was reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle.

Reinsurance  In the normal course of business, GAFRI's insurance subsidiaries cede reinsurance to other companies under various coinsurance agreements to diversify risk, limit maximum exposure and provide a source of additional capital and liquidity. Under these agreements, GAFRI pays to the reinsurer a proportionate share of the premiums, less commissions, and the reinsurer is liable for a corresponding part of all benefit payments. A substantial portion of GAFRI's life business is reinsured.

To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, GAFRI's insurance subsidiaries would remain liable. GAFRI reviews the financial condition of its reinsurers and monitors the amount of reinsurance it has with each company.

Investment in Affiliate  GAFRI's investments in equity securities of companies that are 20% to 50% owned by AFG and its subsidiaries are generally carried at cost, adjusted for a proportionate share of their undistributed earnings or losses.

Due to Chiquita Brands International's announced intention to pursue a plan to restructure its public debt, GAFRI wrote down its investment in Chiquita common stock to market value at December 31, 2000. In 2001, GAFRI suspended accounting for the investment under the equity method due to the restructuring, and reclassified the investment to "equity securities." In a 2002 reorganization of Chiquita, GAFRI's ownership was reduced to less than one-half of 1%.

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

DPAC related to annuities and universal life insurance products is deferred to the extent deemed recoverable and amortized, with interest, in relation to the present value of expected gross profits on the policies. These expected gross profits consist principally of estimated future net investment income and surrender, mortality and other life and variable annuity policy charges, less estimated future interest on policyholders' funds, policy administration expenses and death benefits in excess of account values. DPAC is reported net of unearned revenue relating to certain policy charges that represent compensation for future services. These unearned revenues are recognized as income using the same assumptions and factors used to amortize DPAC.

To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains. DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in "Unrealized gains (losses) on marketable securities, net" in the stockholders' equity section of the balance sheet.

DPAC related to traditional life and health insurance is amortized over the expected premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues were estimated using the same assumptions used for computing liabilities for future policy benefits.

Life and health insurance contracts are reviewed periodically using actuarial assumptions revised based on actual and anticipated experience, to determine if there is a potential premium deficiency. If any such deficiency exists, it is recognized by a charge to income and a reduction in unamortized acquisition costs.

Present Value of Future Profits  Included in insurance acquisition costs are amounts representing the present value of future profits on business in force of acquired insurance companies, which represent the portion of the costs to acquire such companies that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition.

These amounts are amortized with interest in relation to expected gross profits of the acquired policies for annuities and universal life products and in relation to the premium paying period for traditional life and health insurance products.

Annuity Benefits Accumulated  Annuity receipts and benefit payments are recorded as increases or decreases in "annuity benefits accumulated" rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.

Reserves for two-tier annuities (annuities with different stated account values depending on whether a policyholder annuitizes, dies or surrenders) are generally recorded at the lower-tier value plus an additional reserve for expected deaths and annuitizations ("EDAR") that require payment of the upper-tier value. The liability for EDAR is accrued for and modified using the same assumptions as used in determining DPAC and DPAC amortization.

Reserves for traditional single-tier fixed annuities are generally recorded at the stated annuitization value.

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

Variable Annuity Assets and Liabilities  Separate accounts related to variable annuities represent deposits invested in underlying investment funds on which GAFRI earns a fee. Investment funds are selected and may be changed only by the policyholder, who retains investment risk.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table illustrates the effect on net income and earnings per share had compensation cost been recognized and determined for stock option awards based on the fair values at grant dates consistent with the method prescribed by SFAS No. 123. See Note J "Stockholders' Equity" for further information on stock options, including assumptions made in the calculation of proforma stock option expense.

	2002	2001	2000
Net income, as reported	$16.2	$37.2	$54.7
Pro forma stock option expense, net of tax	(1.3)	(2.0)	(2.5)

Adjusted net income	$14.9	$35.2	$52.2

Earnings per share (as reported):
Basic	$0.38	$0.88	$1.29
Diluted	$0.38	$0.87	$1.28

Earning per share (adjusted):
Basic	$0.35	$0.83	$1.23
Diluted	$0.35	$0.82	$1.22

Benefit Plans  GAFRI provides retirement benefits to qualified employees of participating companies through the GAFRI Retirement and Savings Plan. Under the retirement fund portion of the Plan, contributions are at the discretion of the GAFRI Board of Directors and are invested primarily in GAFRI securities. Under the savings fund portion of the Plan, GAFRI matches a specific portion of employee contributions. Employees have been permitted to direct the investment of their contributions to independently managed investment funds. Matching contributions to the savings fund portion of the Plan for the year 2002 were invested in accordance with participant elections. Company contributions to the Plan are charged against earnings in the year for which they are declared.

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

Derivatives are included in GAFRI's balance sheet and consist primarily of investments in common stock warrants (valued at $1.2 million and included in equity securities), the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other assets) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk imbedded in those annuity products.

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

Fair Value of Financial Instruments  Methods and assumptions used in estimating fair values are described in Note Q to the financial statements. These fair values represent point-in-time estimates of value that might not be particularly relevant in predicting GAFRI's future earnings or cash flows.

C.  ACQUISITION

On June 28, 2002, GAFRI's principal insurance subsidiary acquired Manhattan National Life Insurance Company ("MNL") from a subsidiary of Conseco, Inc. for $48.5 million in cash. At December 31, 2002, the Company reinsured 90% of the business in force.

D.  SEGMENTS OF OPERATIONS

GAFRI's life and annuity operations offer fixed and variable annuity products and traditional life insurance products. GAFRI's annuity products are sold through managing general agents and independent agents to employees of primary and secondary educational institutions, hospitals and in the non-qualified markets. Traditional term and universal life insurance products are sold through national marketing organizations.

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

GA Life of Puerto Rico ("GAPR") sells in-home life and supplemental health products through a network of company-employed agents. Sales in Puerto Rico accounted for nearly 20% of GAFRI's life, accident and health premiums in 2002.

Corporate and other consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company).

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following tables show (in millions) GAFRI's assets, revenues and operating profit by significant business segment.

Assets	2002	2001	2000
Life and annuity products	$8,283.5	$7,396.1	$6,992.3
Supplemental insurance products	801.4	731.5	719.6
GA Life of Puerto Rico	265.3	234.0	212.2
Corporate and other	12.4	38.8	51.8
Total assets per balance sheet	$9,362.6	$8,400.4	$7,975.9

Revenues
Life and annuity products	$616.9	$574.1	$555.5
Supplemental insurance products	234.6	234.0	193.3
GA Life of Puerto Rico	71.6	64.3	58.7
Corporate and other	5.8	9.3	9.0
Total operating revenues	928.9	881.7	816.5

Realized gains (losses)	(45.7)	(51.6)	7.8
Total revenues per income statement	$883.2	$830.1	$824.3

Operating profit - pretax
Life and annuity products	$ 96.8	$134.2	$136.7
Supplemental insurance products	11.5	2.8	(1.6)
GA Life of Puerto Rico	11.7	10.7	9.8
Litigation charges (a)	-	-	(32.5)
Corporate and other	(35.4)	(36.2)	(39.1)
Pretax earnings from operations	84.6	111.5	73.3

Realized gains (losses)	(45.7)	(51.6)	7.8
Total pretax income per income statement	$ 38.9	$ 59.9	$ 81.1

  Reflects litigation costs included in other expenses for "Life and annuity products" ($17.3 million) and "Supplemental insurance products" ($1.0 million); reflects litigation costs included in annuity benefits for "Life and annuity products" ($14.2 million).

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

E.  INVESTMENTS

Fixed maturity investments at December 31, consisted of the following (in millions):
	2002
	Amortized	Market	Gross Unrealized
	Cost	Value	Gains	Losses
Fixed maturities:
U. S. Government and government
agencies and authorities	$ 742.9	$ 770.3	$ 28.5	($ 1.1)
States, municipalities and
political subdivisions	181.3	198.3	19.5	(2.5)
Foreign governments	43.0	45.4	2.4	-
Public utilities	573.7	583.2	23.2	(13.7)
Mortgage-backed securities	2,245.8	2,339.1	100.9	(7.6)
All other corporate	3,086.8	3,223.4	191.0	(54.4)
Redeemable preferred stocks	20.6	21.4	1.8	(1.0)
	$6,894.1	$7,181.1	$367.3	($ 80.3)

	2001
	Amortized	Market	Gross Unrealized
	Cost	Value	Gains	Losses
Fixed maturities:
U. S. Government and government
agencies and authorities	$ 457.6	$ 467.9	$ 11.8	($ 1.5)
States, municipalities and
political subdivisions	157.5	161.7	7.7	(3.5)
Foreign governments	25.5	27.3	1.8	-
Public utilities	373.0	377.5	7.2	(2.7)
Mortgage-backed securities	2,014.6	2,077.9	75.0	(11.7)
All other corporate	3,250.5	3,299.5	100.4	(51.4)
Redeemable preferred stocks	23.4	19.3	0.4	(4.5)
	$6,302.1	$6,431.1	$204.3	($ 75.3)

Gross gains and losses on fixed maturity transactions included in GAFRI's Consolidated Statement of Cash Flows consisted of the following (in millions):
	2002	2001	2000
Gross gains	$74.0	$46.3	$9.1
Gross losses	(119.2)	(95.8)	(21.9)

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table below sets forth the scheduled maturities of GAFRI's fixed maturity investments based on market value as of December 31. Asset-backed securities and other securities with sinking funds are reported at average maturity. Data based on amortized cost is generally the same. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. Mortgage-backed securities had an average life of approximately five and one-fourth years at December 31, 2002 compared to four and one-half years at December 31, 2001.
Maturity	2002	2001
One year or less	6%	5%
After one year through five years	21	22
After five years through ten years	28	25
After ten years	13	16
	68	68
Mortgage-backed securities	32	32
	100%	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

At December 31, 2002, GAFRI had no single investment in excess of 10% of stockholders' equity except for certain investments guaranteed by the U.S. Government or government agencies.

Realized gains (losses) and changes in unrealized appreciation (depreciation) on fixed maturity, equity security and other investments are summarized as follows (in millions):
	Fixed	Equity		Tax
	Maturities	Securities	Other	Effects	Total
2002
Realized	($ 45.2)	($ 0.7)	$0.2	$16.0	($ 29.7)
Change in unrealized	158.0	5.3	-	(55.6)	107.7

2001
Realized	($ 49.5)	($ 0.8)	($1.3)	$18.1	($ 33.5)
Change in unrealized	99.9	(16.2)	-	(29.2)	54.5

2000
Realized	($ 12.8)	$20.8	($0.2)	($ 2.7)	$ 5.1
Change in unrealized	155.6	8.7	-	(56.0)	108.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Major categories of net investment income were as follows (in millions):

	2002	2001	2000
Fixed maturities*	$529.5	$505.6	$491.5
Other	2.8	2.9	6.8
Total investment income	532.3	508.5	498.3
Investment expenses	(4.5)	(2.0)	(2.6)
Net investment income	$527.8	$506.5	$495.7
_______________
* Includes income on fixed maturities, mortgage loans, policy loans and short-term investments.

GAFRI's investment portfolio is managed by a subsidiary of AFG. Investment expenses included investment management charges related to this subsidiary amounting to $3.3 million in 2002, $1.4 million in 2001 and $1.6 million in 2000.

F.  GOODWILL

Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing under a two step process. Under the first step, an entity's net assets are classified by reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second quarter of 2002, GAFRI completed the first step of its transitional impairment test and identified potential impairment of goodwill in its life and annuity and supplemental insurance segments. The second step of the impairment test, measuring the amount of impairment loss, was completed in the fourth quarter with a resulting $17.7 million after tax ($0.41 per share) impairment charge reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle.

If the goodwill amortization of $1.8 million ($0.04 per share) in each of the years 2001 and 2000, had not been expensed, net earnings for those periods would have been $38.8 million ($0.91 per share) and $56.3 million ($1.32 per share), respectively.

Changes in the carrying value of goodwill during 2002, by reporting segment, are presented in the following table (in millions):
	Life and Annuity	Supplemental Insurance	Total
Balance December 31, 2001	$26.9	$13.5	$40.4
Additions	1.5	-	1.5
Transitional impairment charge	(12.1)*	(9.1)	(21.2)
Balance December 31, 2002	$16.3	$ 4.4	$20.7

* Relates primarily to wholly-owned insurance agency subsidiary.

The impairment charge recorded in 2002 was primarily related to a decrease in estimated future earnings based upon lower forecasted new business sales over the next few years. The fair value was estimated using the expected present value of future cash flows.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

G.  UNAMORTIZED INSURANCE ACQUISITION COSTS

Unamortized insurance acquisition costs consisted of the following at December 31, (in millions):
	2002	2001
Deferred policy acquisition costs	$647.8	$621.0
Present value of future profits acquired	66.8	71.2
Unearned revenues	(123.6)	(136.1)
	$591.0	$556.1

A progression of GAFRI's present value of future profits acquired ("PVFP") is as follows (in millions):

	2002	2001	2000
Beginning balance	$71.2	$93.4	$115.1
Addition due to acquisitions	15.2	-	-
Interest accrued	5.2	6.7	8.3
Amortization	(17.0)	(15.9)	(19.0)
Other (a)	(7.8)	(13.0)	(11.0)
	$66.8	$71.2	$ 93.4

PVFP gross (original) carrying amount	$124.1	$116.7
Accumulated amortization	(57.3)	(45.5)
	$ 66.8	$ 71.2

      _______________

    2002 amount primarily reflects reinsurance ceding of 90% of Manhattan's life business; 2001 amount primarily reflects reinsurance ceding of 80% of Loyal's life business; 2000 amount relates to purchase accounting adjustment for subsidiary acquired.

The interest accrual rates used range primarily from 5% to 7%. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 13% of the balance at the beginning of each respective year.

H.  NOTES PAYABLE

Notes payable consisted of the following at December 31, (in millions):
	2002	2001
Direct obligations of GAFRI	$ 1.7	$ 1.9
Obligations of AAG Holding (guaranteed by GAFRI):
6-7/8% Senior Notes due 2008	100.0	100.0
Bank Credit Line	148.6	121.1
Total	$250.3	$223.0

In January 2001, AAG Holding replaced its existing bank line with a $155 million unsecured credit agreement. Loans under the credit agreement mature on December 31, 2004. At December 31, 2002 and 2001, the weighted-average interest rates on amounts borrowed under its credit line were 2.18% and 2.88%, respectively.

At December 31, 2002, scheduled principal payments on debt for the subsequent five years were as follows (in millions):
2003	2004	2005	2006	2007
$0.2	$148.8	$0.2	$0.2	$0.1

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cash interest payments were $10.2 million in 2002, $9.9 million in 2001 and $13.2 million in 2000.

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

Date of Issuance	Issue (Maturity Date)	12/31/02	12/31/01	Optional Redemption Dates
November 1996	9-1/4% TOPrS (2026)	$72,912,500	$72,912,500	Currently redeemable
March 1997	8-7/8% Pfd (2027)	70,000,000	70,000,000	On or after 3/1/2007

Cash payments with respect to the preferred securities were $13.0 million and $18.4 million in 2002 and 2001, respectively.

J.  STOCKHOLDERS' EQUITY

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

GAFRI's dividend paying capability is limited by certain customary debt covenants to amounts based on cumulative earnings and losses, debt ratios and other items.

The change in net unrealized gains on marketable securities included the following (in millions):
	2002			2001			2000
	Pretax	Taxes	Net	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains on securities arising during the period	$ 90.6	($30.1)	$60.5	$12.3	($ 4.2)	$ 8.1	$154.7	($52.6)	$102.1
Adoption of EITF 99-20	-	-	-	8.4	(2.9)	5.5	-	-	-
Realized losses (gains) on securities	45.7	(16.0)	29.7	49.8	(17.5)	32.3	(8.1)	2.8	(5.3)
Change in net unrealized gains on marketable securities	$136.3	($46.1)	$90.2	$70.5	($24.6)	$45.9	$146.6	($49.8)	$ 96.8

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2002, there were 4.5 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans for employees and directors. Under these plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

Data for GAFRI's Stock Option Plan is presented below:

	2002		2001		2000
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding at beginning of year	3,139,159	$16.83	2,869,462	$16.56	2,521,115	$17.10
Granted	487,752	$17.47	576,500	$17.96	650,000	$15.15
Forfeited	(149,200)	$18.76	(237,477)	$17.34	(236,100)	$19.32
Exercised	(212,526)	$13.37	(69,326)	$13.51	(65,553)	$13.43

Outstanding at end of year	3,265,185	$17.06	3,139,159	$16.83	2,869,462	$16.56

Options exercisable at year-end	1,952,654	$16.72	1,821,727	$16.03	1,454,695	$15.83

The following table summarizes information about stock options outstanding at December 31, 2002:
	Options Outstanding			Options Exercisable
	Shares	Average Exercise Price	Average Remaining Life	Shares	Average Exercise Price
$13.25 - $15.00	1,462,709	$13.95	5.0 years	1,182,029	$13.71
$15.01 - $18.00	1,018,299	$17.67	8.7 years	120,800	$17.79
$18.01 - $21.00	37,203	$19.74	6.8 years	21,041	$20.43
$21.01 - $24.38	746,974	$22.19	5.7 years	628,784	$22.06

No compensation cost has been recognized for stock option grants. The weighted-average fair value per option granted was $6.09, $6.21 and $5.88 in 2002, 2001 and 2000, respectively.

For SFAS No. 123 purposes, calculations were determined using the Black-Scholes option pricing model and the following assumptions:

	2002	2001	2000
Dividend yield	<1%	<1%	<1%
Expected volatility	20%	20%	20%
Expected life (years)	7.5	7.5	7.5
Risk free interest rates:
Low	4.4%	4.8%	6.1%
High	5.1%	5.1%	6.4%

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

K.  INCOME TAXES

The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Consolidated Income Statement (in millions).
	2002	2001	2000
Earnings before income taxes:
Operating	$38.9	$59.9	$81.1
Equity in losses of affiliate	-	-	(9.5)
Cumulative effect of accounting changes	(21.2)	(8.4)	1.2
Earnings before income taxes	$17.7	$51.5	$72.8

Tax computed at statutory rate	$ 6.2	$18.0	$25.5

Effect of:
NOL utilization	(3.3)	-	(7.0)
Foreign operations	(4.6)	(3.3)	-
Goodwill	3.9	-	-
Other, net	(0.7)	(0.4)	(0.4)
Total provision (all current)	1.5	14.3	18.1

Amounts applicable to losses of affiliate	-	-	3.3
Amounts applicable to accounting changes	3.5	2.9	(0.4)
Provision for income tax as shown in
Consolidated Income Statement	$ 5.0	$17.2	$21.0

Included in its consolidated tax provision is tax expense of $0.4 million and $3.4 million in 2001 and 2000, respectively, related to GAFRI's operations in Puerto Rico.

The significant components of deferred tax assets and liabilities, excluding the effects of unrealized gains and losses on marketable securities, included in the Consolidated Balance Sheet were as follows (in millions):
	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$4.0	$29.2
Accrued expenses	16.7	16.6
Investment securities	74.2	71.2
Policyholder liabilities	12.7	1.4
Capitalized assets	9.2	9.1
Valuation allowance for deferred tax assets	-	(20.4)

Deferred tax liabilities:
Unamortized insurance acquisition costs	(172.3)	(160.4)

At December 31, 2002, GAFRI had net operating loss carryforwards for federal income tax purposes of approximately $11 million which are scheduled to expire primarily in 2004 and 2005.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

L.  LEASES

Future minimum lease payments, net of sublease revenues, under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2002 are payable as follows: 2003 - $6.7 million; 2004 - $7.8 million; 2005 - $3.8 million; 2006 - $2.9 million; 2007 - $1.7 million; 2008 and beyond - $0.4 million. In addition, GAFRI has 99-year land leases (approximately 94 years remaining) at one of its real estate properties. Minimum lease payments under these leases are expected to be approximately $90,000 in 2003 and are adjusted annually for inflation.

Rental expense for operating leases, net of sublease revenues, was $7.0 million in 2002, $5.5 million in 2001 and $6.0 million in 2000.

M.  EARNINGS PER SHARE

The number of common shares outstanding used in calculating diluted earnings per share in 2002 include 0.3 million shares while 2001 and 2000 include 0.4 million shares, for the effect of the assumed exercise of GAFRI's stock options.

N.  INVESTMENT IN AFFILIATE

Prior to Chiquita's March 2002 restructuring, GAFRI owned 2.7 million shares (3% as of December 31, 2001) of Chiquita Common Stock. At that time, AFG and its other subsidiaries owned an additional 28% interest in the common stock of Chiquita. As a result of the restructuring, GAFRI received approximately 19,000 "new" shares in the reorganized company (less than one-half of 1%) plus warrants expiring in 2009 to purchase approximately 318,000 additional shares at $19.23 per share. Chiquita reported net losses attributable to common shares of $112 million in 2000.

O.  CONTINGENCIES

The Company is continuing its clean-up activities at certain of its former manufacturing operations and third-party sites, in some cases in accordance with consent agreements with federal and state environmental agencies. Changes in regulatory standards and further investigations could affect estimated costs in the future. At December 31, 2002, based on prior costs and discussions with independent environmental consultants, the Company believes the remaining aggregate cost of environmental work at all sites for which it has responsibility will range from $6.6 million to $23 million. A significant portion of the known environmental costs are associated with long term remediation and monitoring. It's currently anticipated that such costs will be incurred over the next ten years. Management believes that reserves recorded are sufficient to satisfy the known liabilities and that the ultimate cost will not, individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of GAFRI.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

P.  STATUTORY INFORMATION; RESTRICTIONS ON TRANSFERS OF FUNDS AND ASSETS OF

     SUBSIDIARIES

Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):
	2002	2001	2000

Capital and surplus	$418.6	$388.4	$362.5
Asset valuation reserve	61.2	76.9	75.6
Interest maintenance reserve	26.0	11.0	3.3

Pretax income from operations	$ 60.3	$131.5	$ 78.0
Net income from operations	46.3	97.6	55.2
Net income (loss)	(23.6)	25.2	52.1

In January 2001, GAFRI's insurance subsidiaries adopted the codification of statutory accounting principles. The cumulative effect of these changes at adoption was not material.

Dividends, which can be paid by GAFRI's insurance subsidiaries without prior approval of regulatory authorities, are subject to restrictions relating to capital and surplus and statutory net income. Based on capital and surplus at December 31, 2002, GALIC and GAPR may pay $41.9 million and $25.8 million, respectively, in dividends in 2003 without prior approval. In 2002, GALIC paid $23.0 million in dividends and GAPR paid $2.5 million in dividends. Also in 2002, GAFRI made capital contributions to GALIC of $34.0 million.

Securities owned by insurance subsidiaries having a carrying value of $109 million at December 31, 2002, were on deposit as required by regulatory authorities.

Q.  ADDITIONAL INFORMATION

Related Party Transactions   GAFRI had extended a line of credit in 1996 with a company owned by AFG and brothers of GAFRI's Chairman. Under the agreement, this company could borrow up to $8 million at 13%. At December 31, 2001, $6.4 million was due under the credit line. In September 2002, the company was sold to a third party and GAFRI's line of credit was repaid and terminated.

In September 2000, GAFRI's minority ownership in a company engaged in the production of ethanol was repurchased by that company for $7.5 million in cash and $21.9 million liquidation value of non-voting redeemable preferred stock. GAFRI recorded a pretax gain of $27.2 million on the transaction. Following the repurchase, GAFRI's Chairman beneficially owned 100% of the ethanol company. In December 2000, the ethanol company retired $3 million of the preferred stock at liquidation value plus accrued dividends and issued an $18.9 million subordinated note in exchange for the remaining preferred stock. The outstanding balance of the subordinated note at December 31, 2002, was $11.9 million. The subordinated note bears interest at 12-1/4% with scheduled repayments through 2005. The ethanol company also owes GAFRI $4.0 million under a subordinated note bearing interest at 14%.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other income includes approximately $0.4 million in 2001 and approximately $1 million in 2000, of payments from a subsidiary of AFG for the rental of an office building owned by GALIC. This building was sold in 2001 to an unaffiliated party.

In order to take advantage of operational efficiencies, GAFRI shares certain IT services with AFG. GAFRI made approximately $3 million and $7 million in payments to AFG for such services in 2002 and 2001, respectively.

Fair Value of Financial Instruments The following table shows the carrying value and estimated fair value of GAFRI's financial instruments at December 31 (in millions):

	2002		2001
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets
Fixed maturity investments	$7,181.1	$7,181.1	$6,431.1	$6,431.1
Equity securities	73.5	73.5	59.0	59.0

Liabilities
Annuity benefits accumulated	$6,453.9	$6,284.4	$5,832.1	$5,658.6
Notes payable	250.3	240.3	223.0	216.3

Trust preferred securities	$ 142.9	$ 140.6	$ 142.9	$ 143.4

Stockholders' equity	$ 851.9	$ 730.3	$ 748.8	$ 794.1

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

	Unadjusted		Adjusted
	Asset	Effect of	Asset
	(Liability)	SFAS 115	(Liability)
2002
Fixed maturities	$6,894.1	$287.0	$7,181.1
Equity securities	47.0	26.5	73.5
Unamortized insurance acquisition
costs, net	622.0	(31.0)	591.0
Annuity benefits accumulated	(6,444.7)	(9.2)	(6,453.9)
Deferred taxes on unrealized gains	-	(93.3)	(93.3)
Unrealized gains		$180.0

2001
Fixed maturities	$6,302.1	$129.0	$6,431.1
Equity securities	37.8	21.2	59.0
Unamortized insurance acquisition
costs, net	565.1	(9.0)	556.1
Annuity benefits accumulated	(5,827.9)	(4.2)	(5,832.1)
Deferred taxes on unrealized losses	-	(47.2)	(47.2)
Unrealized gains		$ 89.8

Pension Plan  The Company has a defined benefit pension plan (the "Plan") covering former U.S. employees of its discontinued manufacturing operations. Amounts included in GAFRI's financial statements related to the Plan are immaterial. Pension benefits are based upon past service with the Company and compensation levels. Contributions are made by the Company in amounts necessary to satisfy requirements of ERISA.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accident and Health Reserves  The following table provides an analysis of changes in the liability for unpaid claims included in GAFRI's accident and health reserves over the past three years on a GAAP basis (in millions):

	2002	2001	2000

Balance at beginning of period	$ 96.6	$110.2	$ 73.9
Provision for benefits occurring in
the current year	134.1	134.7	103.4
Net increase (decrease) in provision
for benefits of prior years (a)	(5.2)	0.9	1.6
Total benefits incurred	128.9	135.6	105.0
Payments for losses of:
Current year	(90.6)	(91.3)	(52.9)
Prior years	(45.6)	(61.3)	(31.1)
Total payments	(136.2)	(152.6)	(84.0)

Reserves of businesses acquired	0.1	3.4	15.3
Gross unpaid accident and health claims
included in life, accident and health
reserves in the Balance Sheet	$ 89.4	$ 96.6	$110.2

  The decrease in the provision for benefits of prior years for 2002 is due primarily to better than expected results in the medicare supplement line of business.

Reinsurance  The Company has reinsured approximately $29 billion and $13 billion in face amount of life insurance as of December 31, 2002 and 2001, respectively. Life premiums ceded were $61 million, $49 million and $43 million for 2002, 2001 and 2000, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Information  GAFRI has guaranteed all of the outstanding debt of AAG Holding and the preferred securities of the Trusts. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	TOTAL	ALL OTHER	CONS
DECEMBER 31, 2002	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 3.5	$ -	$ -	$7,967.3	($ 1.6)	$7,969.2
Investment in subsidiaries	801.1	1,193.4	-	0.9	(1,995.4)	-
Notes receivable from AAG Holding	102.4	-	154.6	-	(257.0)	-
Unamortized insurance acquisition costs, net	-	-	-	591.0	-	591.0
Other assets	18.3	1.4	4.7	287.9	35.0	347.3
Variable annuity assets (separate accounts)	-	-	-	455.1	-	455.1
	$925.3	$1,194.8	$159.3	$9,302.2	($2,219.0)	$9,362.6

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$7,361.8	($ 5.5)	$7,356.3
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to Trusts	-	154.6	-	-	(154.6)	-
Other notes payable	1.7	248.6	-	-	-	250.3
Other liabilities	71.7	7.4	4.7	231.3	(9.0)	306.1
Variable annuity liabilities (separate accounts)	-	-	-	455.1	-	455.1
	73.4	513.0	4.7	8,048.3	(271.6)	8,367.8

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	150.0	-	(7.1)	142.9

Total stockholders' equity	851.9	681.8	4.6	1,253.9	(1,940.3)	851.9
	$925.3	$1,194.8	$159.3	$9,302.2	($2,219.0)	$9,362.6

DECEMBER 31, 2001

Assets
Cash and investments	$ 11.4	$ -	$ -	$6,956.8	($ 1.7)	$6,966.5
Investment in subsidiaries	689.1	1,080.6	-	1.9	(1,771.6)	-
Notes receivable from AAG Holding	102.4	-	154.6	-	(257.0)	-
Unamortized insurance acquisition costs, net	-	-	-	556.1	-	556.1
Other assets	17.2	1.4	4.7	282.2	42.7	348.2
Variable annuity assets (separate accounts)	-	-	-	529.6	-	529.6
	$820.1	$1,082.0	$159.3	$8,326.6	($1,987.6)	$8,400.4

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$6,475.3	($ 4.7)	$6,470.6
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to Trusts	-	154.6	-	-	(154.6)	-
Other notes payable	1.9	221.1	-	-	-	223.0
Other liabilities	69.4	10.8	4.7	209.4	(8.8)	285.5
Variable annuity liabilities (separate accounts)	-	-	-	529.6	-	529.6
	71.3	488.9	4.7	7,214.4	(270.6)	7,508.7

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	150.0	-	(7.1)	142.9

Total stockholders' equity	748.8	593.1	4.6	1,112.2	(1,709.9)	748.8
	$820.1	$1,082.0	$159.3	$8,326.6	($1,987.6)	$8,400.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)

YEAR ENDED		AAG	TOTAL	ALL OTHER	CONS
DECEMBER 31, 2002	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$305.7	$ -	$305.7
Net investment income and other revenue	21.1	-	-	575.4	(19.0)	577.5
Interest income on AAG Holding notes	-	-	14.0	-	(14.0)	-
Equity in earnings of subsidiaries	27.4	61.7	-	-	(89.1)	-
	48.5	61.7	14.0	881.1	(122.1)	883.2

Costs and Expenses:
Insurance benefits and expenses	-	-	-	660.8	-	660.8
Interest expense on AAG Holding notes	-	14.0	-	-	(14.0)	-
Other interest and debt expenses	0.1	20.4	-	-	3.3	23.8
Other expenses	9.5	9.7	-	148.9	(8.4)	159.7
	9.6	44.1	-	809.7	(19.1)	844.3

Earnings before income taxes	38.9	17.6	14.0	71.4	(103.0)	38.9
Provision for income taxes	5.0	5.5	-	18.3	(23.8)	5.0

Net operating earnings	33.9	12.1	14.0	53.1	(79.2)	33.9

Accounting change, net	(17.7)	-	-	(17.7)	17.7	(17.7)

Net income	$16.2	$12.1	$14.0	$ 35.4	($ 61.5)	$ 16.2

YEAR ENDED
DECEMBER 31, 2001

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$280.1	$ -	$280.1
Net investment income and other revenue	25.6	-	-	544.6	(20.2)	550.0
Interest income on AAG Holding notes	-	-	18.2	-	(18.2)	-
Equity in earnings of subsidiaries	51.7	89.0	-	-	(140.7)	-
	77.3	89.0	18.2	824.7	(179.1)	830.1

Costs and Expenses:
Insurance benefits and expenses	-	-	-	587.0	-	587.0
Interest expense on AAG Holding notes	-	18.2	-	-	(18.2)	-
Other interest and debt expenses	0.1	20.4	-	0.1	7.3	27.9
Other expenses	17.3	8.8	-	139.0	(9.8)	155.3
	17.4	47.4	-	726.1	(20.7)	770.2

Earnings before income taxes	59.9	41.6	18.2	98.6	(158.4)	59.9
Provision for income taxes	17.2	13.9	-	28.8	(42.7)	17.2

Net operating earnings	42.7	27.7	18.2	69.8	(115.7)	42.7

Accounting change, net	(5.5)	-	-	(5.5)	5.5	(5.5)

Net income	$37.2	$27.7	$18.2	$ 64.3	($110.2)	$ 37.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)

YEAR ENDED		AAG	TOTAL	ALL OTHER	CONS
DECEMBER 31, 2000	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$230.4	$ -	$230.4
Net investment income and other revenue	58.9	-	-	557.2	(22.2)	593.9
Interest income on AAG Holding notes	-	-	19.6	-	(19.6)	-
Equity in earnings of subsidiaries	41.2	85.7	-	-	(126.9)	-
	100.1	85.7	19.6	787.6	(168.7)	824.3

Costs and Expenses:
Insurance benefits and expenses	-	-	-	530.6	-	530.6
Interest expense on AAG Holding notes	-	19.6	-	-	(19.6)	-
Other interest and debt expenses	0.1	23.4	-	0.1	8.6	32.2
Other expenses	18.9	13.9	-	159.7	(12.1)	180.4
	19.0	56.9	-	690.4	(23.1)	743.2

Earnings before income taxes	81.1	28.8	19.6	97.2	(145.6)	81.1
Provision for income taxes	21.0	9.3	-	30.5	(39.8)	21.0

Net operating earnings	60.1	19.5	19.6	66.7	(105.8)	60.1

Equity in losses of affiliate, net	(6.2)	-	-	-	-	(6.2)
Income before accounting change	53.9	19.5	19.6	66.7	(105.8)	53.9

Accounting change, net	0.8	-	-	0.8	(0.8)	0.8

Net income	$ 54.7	$19.5	$19.6	$ 67.5	($106.6)	$ 54.7

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2002

(In millions)

		AAG	TOTAL	ALL OTHER	CONS
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$16.2	$12.1	$14.0	$ 35.4	($ 61.5)	$ 16.2
Adjustments:
Cumulative effect of accounting change	17.7	-	-	17.7	(17.7)	17.7
Equity in net earnings of subsidiaries	(29.0)	(42.2)	-	-	71.2	-
Increase in life, accident and health reserves	-	-	-	70.0	-	70.0
Benefits to annuity policyholders	-	-	-	301.0	-	301.0
Amortization of insurance acquisition costs	-	-	-	114.5	-	114.5
Depreciation and amortization	0.1	0.3	-	16.4	-	16.8
Realized losses	0.2	-	-	45.5	-	45.7
Increase in insurance acquisition costs	-	-	-	(170.2)	-	(170.2)
Increase in other assets	(1.0)	-	-	(23.3)	-	(24.3)
Increase (decrease) in other liabilities	5.1	-	-	(54.3)	-	(49.2)
Increase (decrease) in payable to affiliates, net	(2.7)	-	-	(27.1)	-	(29.8)
Capital contribution from parent (to subsidiary)	(59.0)	25.0	-	34.0	-	-
Dividends from subsidiaries (to parent)	47.7	(22.2)	-	(25.5)	-	-
Other, net	0.8	(0.5)	-	11.7	(6.0)	6.0
	(3.9)	(27.5)	14.0	345.8	(14.0)	314.4

Cash Flows from Investing Activities:
Purchases of investments and other assets	(0.3)	-	-	(3,904.9)	-	(3,905.2)
Maturities and redemptions of fixed investments	6.4	-	-	1,282.9	-	1,289.3
Sales of investments and other assets	2.3	-	-	2,200.2	-	2,202.5
Purchase of subsidiary	-	-	-	(43.6)	-	(43.6)
Decrease in policy loans	-	-	-	4.5	-	4.5
	8.4	-	-	(460.9)	-	(452.5)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	874.5	-	874.5
Annuity surrenders, benefits and withdrawals	-	-	-	(549.9)	-	(549.9)
Net transfers from variable annuity assets	-	-	-	20.8	-	20.8
Additions to notes payable	-	27.5	-	-	-	27.5
Reductions of notes payable	(0.2)	-	-	-	-	(0.2)
Issuance of Common Stock	2.6	-	-	-	-	2.6
Retirement of Common Stock	(1.6)	-	-	-	-	(1.6)
Trust dividend requirements	-	-	(14.0)	-	14.0	-
Cash dividends paid	(4.3)	-	-	-	-	(4.3)
	(3.5)	27.5	(14.0)	345.4	14.0	369.4

Net increase in cash and short-term investments	1.0	-	-	230.3	-	231.3
Beginning cash and short-term investments	0.9	-	-	170.0	-	170.9

Ending cash and short-term investments	$ 1.9	$ -	$ -	$ 400.3	$ -	$ 402.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2001

(In millions)

		AAG	TOTAL	ALL OTHER	CONS
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$ 37.2	$ 27.7	$18.2	$ 64.3	($110.2)	$ 37.2
Adjustments:
Cumulative effect of accounting change	5.5	-	-	5.5	(5.5)	5.5
Equity in net earnings of subsidiaries	(37.5)	(60.2)	-	-	97.7	-
Increase in life, accident and health reserves	-	-	-	58.0	-	58.0
Benefits to annuity policyholders	-	-	-	294.7	-	294.7
Amortization of insurance acquisition costs	-	-	-	79.3	-	79.3
Depreciation and amortization	0.7	4.9	-	6.8	-	12.4
Realized losses	3.3	-	-	48.3	-	51.6
Increase in insurance acquisition costs	-	-	-	(137.7)	-	(137.7)
Decrease (increase) in other assets	9.3	-	-	(48.1)	-	(38.8)
Increase (decrease) in other liabilities	1.5	-	-	(11.2)	-	(9.7)
Increase (decrease) in payable to affiliates, net	(1.6)	-	-	15.0	-	13.4
Capital contribution from parent (to subsidiary)	(150.6)	123.1	-	27.5	-	-
Dividends from subsidiaries (to parent)	129.9	(111.9)	-	(18.0)	-	-
Other, net	0.9	18.8	-	(36.8)	1.3	(15.8)
	(1.4)	2.4	18.2	347.6	(16.7)	350.1

Cash Flows from Investing Activities:
Purchases of investments and other assets	(6.4)	-	-	(1,731.4)	-	(1,737.8)
Maturities and redemptions of fixed investments	-	-	-	582.0	-	582.0
Sales of investments and other assets	7.7	-	-	893.0	-	900.7
Decrease in intercompany notes receivable	1.5	-	-	-	(1.5)	-
Decrease in policy loans	-	-	-	2.2	-	2.2
	2.8	-	-	(254.2)	(1.5)	(252.9)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	616.6	-	616.6
Annuity surrenders, benefits and withdrawals	-	-	-	(622.5)	-	(622.5)
Net transfers to variable annuity assets	-	-	-	(0.4)	-	(0.4)
Additions to notes payable	0.1	87.4	-	-	-	87.5
Reductions of notes payable	(0.2)	(14.8)	-	(1.4)	-	(16.4)
Issuance of Common Stock	1.4	-	-	-	-	1.4
Retirement of Common Stock	(0.8)	-	-	-	-	(0.8)
Repurchase of trust preferred securities	-	(75.0)	-	-	-	(75.0)
Trust dividend requirements	-	-	(18.2)	-	18.2	-
Cash dividends paid	(4.2)	-	-	-	-	(4.2)
	(3.7)	(2.4)	(18.2)	(7.7)	18.2	(13.8)

Net increase (decrease) in cash and short-term investments	(2.3)	-	-	85.7	-	83.4
Beginning cash and short-term investments	3.2	-	-	84.3	-	87.5

Ending cash and short-term investments	$ 0.9	$ -	$ -	$ 170.0	$ -	$ 170.9

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2000

(In millions)

		AAG	TOTAL	ALL OTHER	CONS
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$ 54.7	$ 19.5	$19.6	$ 67.5	($106.6)	$ 54.7
Adjustments:
Cumulative effect of accounting change	(0.8)	-	-	(0.8)	0.8	(0.8)
Equity in net (earnings) losses of subsidiaries and affiliates	(18.7)	(59.2)	-	-	84.1	6.2
Increase in life, accident and health reserves	-	-	-	78.8	-	78.8
Benefits to annuity policyholders	-	-	-	293.1	-	293.1
Amortization of insurance acquisition costs	-	-	-	62.3	-	62.3
Depreciation and amortization	0.9	7.8	-	(2.0)	-	6.7
Realized (gains) losses (a)	(27.6)	-	-	19.8	-	(7.8)
Increase in insurance acquisition costs	-	-	-	(146.7)	-	(146.7)
Increase in other assets	(5.0)	-	-	(30.0)	-	(35.0)
Increase in other liabilities	3.4	-	-	10.1	-	13.5
Increase in payable to affiliates, net	6.7	-	-	12.2	-	18.9
Capital contribution from parent (to subsidiary)	(103.5)	96.5	-	7.0	-	-
Dividends from subsidiaries (to parent)	42.6	(2.6)	-	(40.0)	-	-
Other, net	1.0	(62.0)	-	8.3	22.2	(30.5)
	(46.3)	-	19.6	339.6	0.5	313.4

Cash Flows from Investing Activities:
Purchases of investments and other assets	(2.5)	-	-	(818.1)	-	(820.6)
Maturities and redemptions of fixed investments	0.6	-	-	391.8	-	392.4
Sales of investments and other assets	56.3	-	-	385.0	(20.4)	420.9
Decrease in intercompany notes receivable	(0.3)	-	-	-	0.3	-
Decrease in policy loans	-	-	-	3.7	-	3.7
	54.1	-	-	(37.6)	(20.1)	(3.6)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	496.8	-	496.8
Annuity surrenders, benefits and withdrawals	-	-	-	(731.9)	-	(731.9)
Net transfers to variable annuity assets	-	-	-	(50.5)	-	(50.5)
Additions to notes payable	0.1	-	-	9.5	-	9.6
Reductions of notes payable	(0.3)	-	-	(58.7)	-	(59.0)
Issuance of Common Stock	1.1	-	-	-	-	1.1
Retirement of Common Stock	(2.4)	-	-	-	-	(2.4)
Repurchase of trust preferred securities	-	-	-	(1.4)	-	(1.4)
Trust dividend requirements	-	-	(19.6)	-	19.6	-
Cash dividends paid	(4.2)	-	-	-	-	(4.2)
	(5.7)	-	(19.6)	(336.2)	19.6	(341.9)

Net increase (decrease) in cash and short-term investments	2.1	-	-	(34.2)	-	(32.1)
Beginning cash and short-term investments	1.1	-	-	118.5	-	119.6

Ending cash and short-term investments	$ 3.2	$ -	$ -	$ 84.3	$ -	$ 87.5

(a)  Included in the GAFRI column is a ($27.2) million gain on the redemption of minority ownership by related party.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

R.  QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the seasonal nature of the Company's hotel operations and the discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. The following table represents quarterly results of operations for the years ended December 31, 2002 and 2001 (in millions, except per share data).
	First	Second	Third	Fourth	Total
2002	Quarter	Quarter	Quarter	Quarter	Year
Realized gains (losses)	($ 9.6)	($ 20.6)	($ 21.4)	$ 5.9	($ 45.7)
Total revenues	213.6	204.2	221.7	243.7	883.2

Income before accounting changes	11.4	7.9	2.0	12.6	33.9
Accounting changes	(17.7)	-	-	-	(17.7)
Net income (loss)	(6.3)	7.9	2.0	12.6	16.2

Basic earnings (loss) per common share:
Income before accounting changes	$ 0.27	$ 0.19	$ 0.05	$ 0.30	$ 0.80
Accounting changes	(0.42)	-	-	-	(0.42)
Net income (loss)	$(0.15)	$ 0.19	$ 0.05	$ 0.30	$ 0.38

Diluted earnings (loss) per common share:
Income before accounting changes	$ 0.27	$ 0.18	$ 0.05	$ 0.29	$ 0.79
Accounting changes	(0.41)	-	-	-	(0.41)
Net income (loss)	($ 0.14)	$ 0.18	$ 0.05	$ 0.29	$ 0.38

Average common shares outstanding
Basic	42.4	42.4	42.4	42.4	42.4
Diluted	42.8	42.8	42.6	42.6	42.7

2001
Realized losses	($ 1.8)	($ 22.7)	($ 1.3)	($ 25.8)	($ 51.6)
Total revenues	217.0	196.6	222.3	194.2	830.1

Income before accounting changes	17.9	5.6	18.4	0.8	42.7
Accounting changes	-	(5.5)	-	-	(5.5)
Net income	17.9	0.1	18.4	0.8	37.2

Basic earnings (loss) per common share:
Income before accounting changes	$ 0.42	$ 0.13	$ 0.43	$ 0.02	$ 1.01
Accounting changes	-	(0.13)	-	-	(0.13)
Net income	$ 0.42	$ -	$ 0.43	$ 0.02	$ 0.88

Diluted earnings (loss) per common share:
Income before accounting changes	$ 0.42	$ 0.13	$ 0.43	$ 0.02	$ 1.00
Accounting changes	-	(0.13)	-	-	(0.13)
Net income	$ 0.42	$ -	$ 0.43	$ 0.02	$ 0.87

Average common shares outstanding
Basic	42.3	42.3	42.3	42.3	42.3
Diluted	42.8	42.7	42.7	42.7	42.7

Quarterly earnings per share may not add to year-to-date amounts due to changes in shares outstanding.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	Documents filed as part of this Report:

1. Financial Statements are Included in Part II, Item 8.

2. Financial Statement Schedules:

Selected Quarterly Financial Data is included in Note R to the Consolidated Financial Statements.

Schedules filed herewith:

	For 2002, 2001 and 2000	Page

	II - Condensed Financial Information of Registrant	S-2

	III - Supplementary Insurance Information	S-4

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

S-1

GREAT AMERICAN FINANCIAL RESOURCES, INC. - PARENT ONLY

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In millions)

Condensed Balance Sheet
	December 31,
Assets:	2002	2001
Investments:
Fixed maturities - at market
(amortized cost - $0.1 and $8.4)	$ 0.2	$ 8.6
Equity securities - at market
(cost - $1.4 and $2.0)	1.4	1.9
Cash and short-term investments	1.9	0.9
Investment in subsidiaries (a)	801.1	689.1
Note receivable from AAG Holding	102.4	102.4
Other assets	18.3	17.2
	$925.3	$820.1
Liabilities and Capital:
Accounts payable, accrued expenses and
other liabilities	$ 36.5	$ 31.5
Payables to affiliates	35.2	37.9
Notes payable	1.7	1.9
Stockholders' equity (b)	851.9	748.8
	$925.3	$820.1

Condensed Income Statement
	Year ended December 31,
	2002	2001	2000
Revenues:
Net investment income and other income	$21.2	$28.9	$ 31.3
Realized gains (losses) on investments (c)	(0.1)	(3.3)	27.6
Equity in undistributed earnings of subsidiaries	1.9	32.8	(1.4)
Capital distributions from subsidiaries	25.5	18.9	42.6
	48.5	77.3	100.1
Costs and Expenses:
Interest and other financing expenses	0.1	0.1	0.1
Other expenses	9.5	17.3	18.9
	9.6	17.4	19.0

Operating earnings before income taxes	38.9	59.9	81.1
Provision for income taxes	5.0	17.2	21.0

Net operating earnings	33.9	42.7	60.1

Equity in losses of affiliate, net of tax	-	-	(6.2)

Income before accounting changes	33.9	42.7	53.9

Cumulative effect of accounting changes, net of tax	(17.7)	(5.5)	0.8

Net Income	$16.2	$37.2	$ 54.7
___________
(a) Includes net unrealized gains on marketable securities of $179.9 million and $89.7 million in 2002 and 2001, respectively.
(b) Includes net unrealized gains on marketable securities of $180.0 million and $89.8 million in 2002 and 2001, respectively.
(c) 2000 amount includes a $27.2 million gain on the redemption of minority ownership by related party.

S-2

GREAT AMERICAN FINANCIAL RESOURCES, INC. - PARENT ONLY

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In millions)

Condensed Statement of Cash Flows
	Year Ended December 31,
	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$16.2	$ 37.2	$ 54.7
Adjustments:
Cumulative effect of accounting changes	17.7	5.5	(0.8)
Equity in net earnings of subsidiaries	(29.0)	(37.5)	(18.7)
Depreciation and amortization	0.1	0.7	0.9
Realized (gains) losses (a)	0.2	3.3	(27.6)
Decrease (increase) in other assets	(1.0)	9.3	(5.0)
Increase (decrease) in balances with affiliates	(2.7)	(1.6)	6.7
Increase in other liabilities	5.1	1.5	3.4
Capital distributions from subsidiaries	47.7	129.9	42.6
Contributions to subsidiaries	(59.0)	(150.6)	(103.5)
Other, net	0.8	0.9	1.0
	(3.9)	(1.4)	(46.3)

Cash Flows from Investing Activities:
Purchase of investments	(0.3)	(6.4)	(2.5)
Decrease (increase) in intercompany notes
receivable	-	1.5	(0.3)
Maturities and redemptions of fixed maturity
investments	6.4	-	0.6
Sales of investments	2.3	7.7	35.9
Sale of subsidiaries (b)	-	-	20.4
	8.4	2.8	54.1

Cash Flows from Financing Activities:
Additions to notes payable	-	0.1	0.1
Reductions of notes payable	(0.2)	(0.2)	(0.3)
Issuance of Common Stock	2.6	1.4	1.1
Retirement of Common Stock	(1.6)	(0.8)	(2.4)
Cash dividends paid	(4.3)	(4.2)	(4.2)
	(3.5)	(3.7)	(5.7)

Net increase (decrease) in cash and short-term investments	1.0	(2.3)	2.1
Beginning cash and short-term investments	0.9	3.2	1.1
Ending cash and short-term investments	$ 1.9	$ 0.9	$ 3.2

  2000 amount includes a ($27.2) million gain on the redemption of minority ownership by related party.
  2000 amount reflects sale of Consolidated Financial Corporation to GALIC.

S-3

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

THREE YEARS ENDED DECEMBER 31, 2002

(In millions)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H	COLUMN I	COLUMN J	COLUMN K
Segment	Unamortized Insurance Acquisition Costs, Net	Future policy benefits, losses, claims and loss expenses	Unearned Premiums	Other policy claims and benefits payable	Premium Revenue	Net Investment Income (1)	Benefits, claims, losses and settlement expenses	Amortization of insurance acquisition expenses	Other operating expenses	Premiums written (2)

	2002
S-4	Life & Annuity products	$435	$6,659	$ 1	$15	$ 54	$474	$353	$ 68	$ 97	N/A
	Supplemental insurance products	94	538	2	2	191	38	162	29	31	N/A
	GA Life of Puerto Rico	62	127	1	11	61	11	31	18	11	N/A
	Corporate and other	-	-	-	-	-	5	-	-	21	N/A
	Total	$591	$7,324	$ 4	$28	$306	$528	$546	$115	$160

	2001
	Life & Annuity products	$416	$5,835	$ 2	$12	$ 36	$451	$319	$36	$ 85	N/A
	Supplemental insurance products	85	490	2	-	190	38	161	27	42	N/A
	GA Life of Puerto Rico	55	118	1	11	54	10	28	16	10	N/A
	Corporate and other	-	-	-	-	-	8	-	-	18	N/A
	Total	$556	$6,443	$ 5	$23	$280	$507	$508	$79	$155

	2000
	Life & Annuity products	$337	$5,536	$ 1	$ 8	$ 29	$445	$313	$23	$113	N/A
	Supplemental insurance products	102	478	2	-	152	34	131	24	41	N/A
	GA Life of Puerto Rico	49	108	1	9	49	9	24	15	10	N/A
	Corporate and other	-	-	-	-	-	8	-	-	16	N/A
	Total	$488	$6,122	$ 4	$17	$230	$496	$468	$62	$180

  Allocated by legal entity.
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

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

99	Certification of Chief Executive Officer and Chief Financial Officer

E-1

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Great American Financial Resources, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.
GREAT AMERICAN FINANCIAL RESOURCES, INC.

Signed: March 27, 2003	BY:s/CARL H. LINDNER
Carl H. Lindner
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Capacity	Date

s/CARL H. LINDNER	Chairman of the Board	March 27, 2003
Carl H. Lindner	of Directors
s/S. CRAIG LINDNER	Director and Chief	March 27, 2003
S. Craig Lindner	Executive Officer

s/WILLIAM R. MARTIN	Director*	March 27, 2003
William R. Martin
s/JOHN T. LAWRENCE, III	Director*	March 27, 2003
John T. Lawrence, III
s/RONALD W. TYSOE	Director*	March 27, 2003
Ronald W. Tysoe

s/CHRISTOPHER P. MILIANO	Chief Financial Officer	March 27, 2003
Christopher P. Miliano	(Principal Accounting Officer)

* Member of Audit Committee

GREAT AMERICAN FINANCIAL RESOURCES, INC.

SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS

I, S. Craig Lindner, the principal executive officer of Great American Financial Resources, Inc., certify that:
1.	I have reviewed this annual report on Form 10-K of Great American Financial
Resources, Inc.,

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material

   information relating to the registrant, including its consolidated subsidiaries,    is made known to us by others within those entities, particularly during the    period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.	The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003

/s/ S. Craig Lindner
S. Craig Lindner
Chief Executive Officer

GREAT AMERICAN FINANCIAL RESOURCES, INC.

SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS - CONTINUED

I, Christopher P. Miliano, the principal financial officer of Great American Financial Resources, Inc., certify that:
1.	I have reviewed this annual report on Form 10-K of Great American Financial
Resources, Inc.,

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material

   information relating to the registrant, including its consolidated subsidiaries,    is made known to us by others within those entities, particularly during the    period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.	The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003

/s/ Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer