Form 10-Q
period 2003-03-31
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2003-05-15
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003	Commission File No. 1-11632
GREAT AMERICAN FINANCIAL RESOURCES, INC.
Incorporated under the Laws of Delaware	IRS Employer I.D. No. 06-1356481
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

As of May 1, 2003, there were 42,499,899 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

FINANCIAL INFORMATION

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	March 31,	December 31,
	2003	2002
Assets
Investments:
Fixed maturities - at market
(amortized cost - $7,121.6 and $6,894.1)	$7,445.7	$7,181.1
Equity securities - at market
(cost - $51.9 and $47.0)	71.9	73.5
Mortgage loans on real estate	16.3	18.9
Real estate	78.6	78.6
Policy loans	213.5	214.9
Short-term investments	325.8	400.0
Total investments	8,151.8	7,967.0

Cash	8.0	2.2
Accrued investment income	95.8	95.3
Unamortized insurance acquisition costs, net	595.9	591.0
Other assets	266.5	252.0
Variable annuity assets (separate accounts)	431.1	455.1

	$9,549.1	$9,362.6

Liabilities and Capital
Annuity benefits accumulated	$6,610.5	$6,453.9
Life, accident and health reserves	934.3	902.4
Notes payable	250.2	250.3
Payable to affiliates, net	64.9	62.4
Deferred taxes on unrealized gains	96.2	93.3
Accounts payable, accrued expenses and other
liabilities	152.9	150.4
Variable annuity liabilities (separate accounts)	431.1	455.1
Total liabilities	8,540.1	8,367.8

Mandatorily redeemable preferred securities
of subsidiary trusts	142.9	142.9

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-42,488,314 and 42,456,843 shares outstanding	42.5	42.4
Capital surplus	347.9	347.6
Retained earnings	290.2	281.9
Unrealized gains on marketable securities, net	185.5	180.0
Total stockholders' equity	866.1	851.9

	$9,549.1	$9,362.6

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per share amounts)

Three months ended
March 31,
	2003	2002
Revenues:
Life, accident and health premiums	$ 74.1	$ 70.9
Net investment income	129.6	134.5
Realized losses on investments	(8.3)	(9.6)
Other income	20.4	17.8
	215.8	213.6
Costs and Expenses:
Annuity benefits	74.8	75.6
Life, accident and health benefits	59.6	55.9
Insurance acquisition expenses	27.3	24.8
Trust preferred distribution requirement	3.2	3.2
Interest and other debt expenses	2.7	2.7
Other expenses	37.2	35.6
	204.8	197.8

Operating earnings before income taxes	11.0	15.8
Provision for income taxes	2.7	4.4

Income before accounting change	8.3	11.4
Cumulative effect of accounting change, net of tax	-	(17.7)

Net Income (Loss)	$ 8.3	($ 6.3)

Earnings per common share:
Basic earnings (loss) per common share:
Income before accounting change	$ 0.20	$ 0.27
Accounting change	-	(0.42)
Net income (loss)	$ 0.20	($ 0.15)

Diluted earnings (loss) per common share:
Income before accounting change	$ 0.20	$ 0.27
Accounting change	-	(0.41)
Net income (loss)	$ 0.20	($ 0.14)

Average number of common shares:
Basic	42.5	42.4
Diluted	42.6	42.8

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)
	Three months ended
	March 31,
	2003	2002
Common Stock:
Balance at beginning of period	$ 42.4	$ 42.3
Common Stock issued	0.1	0.1
Balance at end of period	$ 42.5	$ 42.4

Capital Surplus:
Balance at beginning of period	$347.6	$346.7
Common Stock issued	0.7	1.0
Common Stock retired	(0.4)	(0.5)
Balance at end of period	$347.9	$347.2

Retained Earnings:
Balance at beginning of period	$281.9	$270.0
Net income (loss)	8.3	(6.3)
Balance at end of period	$290.2	$263.7

Unrealized Gains, Net:
Balance at beginning of period	$180.0	$ 89.8
Change during period	5.5	(37.4)
Balance at end of period	$185.5	$ 52.4

Comprehensive Income (Loss):
Net income (loss)	$ 8.3	($ 6.3)
Other comprehensive income (loss)- change in net
unrealized gains	5.5	(37.4)
Comprehensive income (loss)	$ 13.8	($ 43.7)

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)
	Three months ended
	March 31,
	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$ 8.3	($ 6.3)
Adjustments:
Cumulative effect of accounting change	-	17.7
Increase in life, accident and health reserves	31.9	14.9
Benefits to annuity policyholders	74.8	75.6
Amortization of insurance acquisition costs	27.3	24.8
Depreciation and amortization	1.1	5.0
Realized losses on investments	8.3	9.6
Increase in insurance acquisition costs	(44.7)	(38.6)
Increase in other assets	(19.7)	(0.3)
Decrease in other liabilities	(11.8)	(19.7)
Increase (decrease) in payable to affiliates, net	2.5	(9.5)
Other, net	(0.8)	2.7
	77.2	75.9

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,040.8)	(891.7)
Equity securities	(5.0)	-
Real estate, mortgage loans and other assets	(1.4)	(1.4)
Maturities and redemptions of fixed maturity investments	353.7	285.8
Sales of:
Fixed maturity investments	461.1	396.4
Equity securities	-	0.2
Real estate, mortgage loans and other assets	2.3	0.5
Decrease in policy loans	1.4	2.9
	(228.7)	(207.3)

Cash Flows from Financing Activities:
Fixed annuity receipts	214.5	169.9
Annuity surrenders, benefits and withdrawals	(140.3)	(135.9)
Net transfers(to)from variable annuity assets	8.6	(5.6)
Reductions of notes payable	(0.1)	(0.1)
Issuance of Common Stock	0.8	1.1
Retirement of Common Stock	(0.4)	(0.5)
	83.1	28.9

Net decrease in cash and short-term investments	(68.4)	(102.5)
Beginning cash and short-term investments	402.2	170.9
Ending cash and short-term investments	$333.8	$ 68.4

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

American Financial Group, Inc. ("AFG") and its subsidiaries owned 82% of GAFRI's Common Stock at May 1, 2003.

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

Investments  All fixed maturity securities are considered "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Short-term investments are carried at cost; mortgage loans on real estate are generally carried at amortized cost; and policy loans are carried at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the difference between interest rates of the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the creditworthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the cost basis of that investment is reduced.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Interest income on non-investment grade asset-backed investments is recorded at a yield based on projected cash flows. The yield is adjusted prospectively to reflect actual cash flows and changes in projected amounts. Impairment losses on these investments must be recognized when (i) the fair value of the security is less than its cost basis and (ii) there has been an adverse change in the expected cash flows. These impairment losses are included in realized gains and losses.

Goodwill  Goodwill represents the excess of cost of subsidiaries over GAFRI's equity in their underlying net assets. Effective January 1, 2002,

GAFRI implemented Statement of Financial Accounting Standards ("SFAS") No. 142, under which goodwill is no longer amortized but is subject to an impairment test at least annually. As required under SFAS No. 142, GAFRI completed the transitional test for goodwill impairment (as of January 1, 2002) in the fourth quarter of 2002. The resulting write-down was reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle.

Reinsurance  In the normal course of business, GAFRI's insurance subsidiaries cede insurance to other companies under various reinsurance agreements to diversify risk, limit maximum exposure and provide a source of additional capital and liquidity. Under these agreements, GAFRI pays to the reinsurer a proportionate share of the premiums, less commissions, and the reinsurer is liable for a corresponding part of all benefit payments. A substantial portion of GAFRI's life business is reinsured.

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

Deferred Policy Acquisition Costs ("DPAC")  Policy acquisition costs (principally commissions, advertising, underwriting, policy issuance and sales expenses that vary with and are primarily related to the production of new business) are deferred to the extent that such costs are deemed recoverable.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains. DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in "Unrealized gains on marketable securities, net" in the stockholders' equity section of the Balance Sheet.

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

Stock-Based Compensation  As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", GAFRI accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under GAFRI's stock option plans, options are granted to officers, directors, and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table illustrates the effect on net income and earnings per share had compensation cost been recognized and determined based on the fair values at grant dates consistent with the method prescribed by SFAS No. 123. For SFAS No. 123 purposes, the fair value per option granted of $6.13 for the first quarter of 2003 and $4.63 for the first quarter of 2002 was calculated using the Black-Scholes option pricing model and the following assumptions: dividend yield of less than 1%; expected volatility of 20%; risk-free interest rate of 3% for 2003 and 5% for 2002; and expected option life of 7.5 years.

	Three months ended
	March 31,
	2003	2002
Net income (loss), as reported	$ 8.3	($6.3)
Pro forma stock option expense	(0.1)	-

Adjusted net income (loss)	$ 8.2	($6.3)

Earnings (Loss) per share (as reported):
Basic	$0.20	($0.15)
Diluted	$0.20	($0.14)

Earning (Loss) per share (adjusted):
Basic	$0.19	($0.15)
Diluted	$0.19	($0.14)

Benefit Plans  GAFRI provides retirement benefits to qualified employees of participating companies through the GAFRI Retirement and Savings Plan. Under the retirement fund portion of the Plan, contributions are at the discretion of the GAFRI Board of Directors and are invested primarily in GAFRI securities.

Under the savings fund portion of the Plan, GAFRI matches a percentage of employee contributions. Employees have been permitted to direct the investment of their contributions to independently managed investment funds. Matching contributions to the savings fund portion of the Plan for the year 2003 will be invested in accordance with participant elections. Company contributions to the Plan are charged against earnings in the year for which they are declared.

GAFRI and certain of its subsidiaries provide certain benefits to eligible retirees. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

Derivatives  Derivatives are included in GAFRI's balance sheet and consist primarily of investments in common stock warrants (valued at $1.1 million at March 31, 2003 and included in equity securities), the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other assets) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk imbedded in those annuity products. Changes in the fair value of derivatives are included in current earnings.

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

GA Life of Puerto Rico ("GAPR") sells in-home life and supplemental health products through a network of company-employed agents.  Sales in Puerto Rico accounted for more than 20% of GAFRI's life, accident and health premiums in the first three months of 2003 and 2002.

Corporate and other consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company).

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table shows GAFRI's revenues and operating profit by significant business segment (in millions):

	Three months ended
	March 31,
	2003	2002
Revenues
Life and annuity products	$140.4	$146.4
Supplemental insurance products	62.3	57.6
GA Life of Puerto Rico	18.8	17.3
Corporate and other	2.6	1.9
Total operating revenues	224.1	223.2

Realized losses on investments	(8.3)	(9.6)
Total revenues per statement of operations	$215.8	$213.6

Operating profit - pretax
Life and annuity products	$ 21.4	$ 29.5
Supplemental insurance products	2.1	1.1
GA Life of Puerto Rico	3.1	2.9
Corporate and other	(7.3)	(8.1)
Pretax earnings from operations	19.3	25.4

Realized losses on investments	(8.3)	(9.6)
Total pretax income per statement of operations	$ 11.0	$ 15.8

E. Goodwill

Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing under a two step process. Under the first step, an entity's net assets are classified by reporting units and compared to their fair value. The fair value was estimated using the expected present value of future cash flows. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the initial impairment test, measuring the amount of impairment loss, was completed in the fourth quarter of 2002 with a resulting $17.7 million after tax ($0.41 per share) impairment charge reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle.

The impairment charge recorded in 2002 was primarily related to a decrease in estimated future earnings based upon lower forecasted new business sales over the next few years.

F. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	March 31,	December 31,
	2003	2002

Deferred policy acquisition costs	$649.9	$647.8
Present value of future profits acquired ("PVFP")	68.4	66.8
Unearned revenues	(122.4)	(123.6)
	$595.9	$591.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The PVFP amounts in the table above are net of $59.5 million and $57.3 million of accumulated amortization at March 31, 2003 and December 31, 2002, respectively. Amortization of the PVFP was $2.2 million and $1.7 million during the first three months of 2003 and 2002, respectively. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 13% of the balance at the beginning of each respective year.

G. Notes Payable

Notes payable consisted of the following (in millions):

March 31,		December 31,
2003		2002

Direct obligations of GAFRI	$ 1.6	$ 1.7
Obligations of AAG Holding (guaranteed by GAFRI):
6-7/8% Senior Notes due 2008	100.0	100.0
Bank Credit Line	148.6	148.6
Total	$250.2	$250.3

AAG Holding has an unsecured credit agreement with a group of banks under which it can borrow up to $155 million. Borrowings bear interest at floating rates based on prime or Eurodollar rates and mature on December 31, 2004. At March 31, 2003, the weighted-average interest rate on amounts borrowed under the credit line was 2.13%.

At March 31, 2003, scheduled principal payments on debt for the remainder of 2003 and the subsequent five years were as follows (in millions):

2003	2004	2005	2006	2007	2008
$0.1	$148.8	$0.2	$0.2	$0.1	$100.1

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

Date of				Optional
Issuance	Issue (Maturity Date)	03/31/03	12/31/02	Redemption Dates
November 1996	9-1/4% TOPrS (2026)	$72,912,500	$72,912,500	Currently redeemable
March 1997	8-7/8% Pfd (2027)	70,000,000	70,000,000	On or after 3/1/2007

In May 2003, a newly formed wholly-owned subsidiary trust of GAFRI intends to issue $20 million of trust preferred securities at an interest rate of 7.35% for the first five years and "3 month LIBOR + 4.1%" thereafter. The proceeds from this transaction will be used primarily to pay down bank debt. The preferred securities and related debentures are redeemable in 2033.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

I. Stockholders' Equity

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

At March 31, 2003, there were 4.5 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans for employees and directors. Under these plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

The change in net unrealized gains on marketable securities for the three months ended March 31 included the following (in millions):

	2003			2002
	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains (losses) on securities arising during the period	$0.1	$0.1	$0.2	($66.6)	$23.0	($43.6)
Realized losses on securities	8.3	(3.0)	5.3	9.6	(3.4)	6.2
Change in net unrealized gains on marketable securities	$8.4	($2.9)	$5.5	($57.0)	$19.6	($37.4)

J. Earnings Per Share

The number of common shares outstanding used in calculating diluted earnings per share in the first quarter of 2003 includes 0.1 million shares compared to 0.4 million shares for the first quarter of 2002, for the effect of the assumed exercise of GAFRI's stock options.

K. Contingencies

There have been no significant changes to the matters discussed and referred to in Note O "Contingencies" of GAFRI's Annual Report on Form 10-K for 2002.

L. Additional Information

Statutory Information  Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	March 31,	December 31,
	2003	2002
Capital and surplus	$402.4	$418.6
Asset valuation reserve	53.2	61.2
Interest maintenance reserve	30.5	26.0

Three months ended March 31,
	2003	2002
Pretax income from operations	$11.4	$13.5
Net loss	(13.1)	(0.1)

Dividends, which can be paid by GAFRI's insurance subsidiaries without prior approval of regulatory authorities, are subject to restrictions relating to capital and surplus and statutory net income. Based on capital and surplus at December 31, 2002, GALIC and GAPR may pay $41.9 million and $25.8 million, respectively, in dividends in 2003 without prior approval. In the first quarter of 2003, GAPR paid a dividend of $1.2 million to GAFRI.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Information  GAFRI has guaranteed all of the outstanding debt of AAG Holding and the preferred securities of the Trusts. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	TOTAL	ALL OTHER	CONS
MARCH 31, 2003	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 3.5	$ -	$ -	$8,157.8	($ 1.5)	$8,159.8
Investment in subsidiaries	813.6	1,208.4	-	1.3	(2,023.3)	-
Notes receivable from AAG Holding	102.4	-	154.6	-	(257.0)	-
Unamortized insurance acquisition costs, net	-	-	-	595.9	-	595.9
Other assets	16.8	3.4	3.0	306.1	33.0	362.3
Variable annuity assets (separate accounts)	-	-	-	431.1	-	431.1
	$936.3	$1,211.8	$157.6	$9,492.2	($2,248.8)	$9,549.1

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$7,551.0	($ 6.2)	$7,544.8
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to Trusts	-	154.6	-	-	(154.6)	-
Other notes payable	1.6	248.6	-	-	-	250.2
Other liabilities	68.6	13.7	2.9	238.9	(10.1)	314.0
Variable annuity liabilities (separate accounts)	-	-	-	431.1	-	431.1
	70.2	519.3	2.9	8,221.1	(273.4)	8,540.1

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	150.0	-	(7.1)	142.9

Total stockholders' equity	866.1	692.5	4.7	1,271.1	(1,968.3)	866.1
	$936.3	$1,211.8	$157.6	$9,492.2	($2,248.8)	$9,549.1

DECEMBER 31, 2002

Assets
Cash and investments	$ 3.5	$ -	$ -	$7,967.3	($ 1.6)	$7,969.2
Investment in subsidiaries	801.1	1,193.4	-	0.9	(1,995.4)	-
Notes receivable from AAG Holding	102.4	-	154.6	-	(257.0)	-
Unamortized insurance acquisition costs, net	-	-	-	591.0	-	591.0
Other assets	18.3	1.4	4.7	287.9	35.0	347.3
Variable annuity assets (separate accounts)	-	-	-	455.1	-	455.1
	$925.3	$1,194.8	$159.3	$9,302.2	($2,219.0)	$9,362.6

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$7,361.8	($ 5.5)	$7,356.3
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to Trusts	-	154.6	-	-	(154.6)	-
Other notes payable	1.7	248.6	-	-	-	250.3
Other liabilities	71.7	7.4	4.7	231.3	(9.0)	306.1
Variable annuity liabilities (separate accounts)	-	-	-	455.1	-	455.1
	73.4	513.0	4.7	8,048.3	(271.6)	8,367.8

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	150.0	-	(7.1)	142.9

Total stockholders' equity	851.9	681.8	4.6	1,253.9	(1,940.3)	851.9
	$925.3	$1,194.8	$159.3	$9,302.2	($2,219.0)	$9,362.6

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)

FOR THE THREE MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
MARCH 31, 2003	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 74.1	$ -	$ 74.1
Net investment income and other revenue	5.1	-	-	139.8	(3.2)	141.7
Interest income on AAG Holding notes	-	-	3.5	-	(3.5)	-
Equity in earnings of subsidiaries	7.4	15.4	-	-	(22.8)	-
	12.5	15.4	3.5	213.9	(29.5)	215.8

Costs and Expenses:
Insurance benefits and expenses	-	-	-	161.7	-	161.7
Interest expense on AAG Holding notes	-	3.5	-	-	(3.5)	-
Other interest and debt expenses	-	5.1	-	-	0.8	5.9
Other expenses	1.5	1.8	-	34.5	(0.6)	37.2
	1.5	10.4	-	196.2	(3.3)	204.8

Earnings before income taxes	11.0	5.0	3.5	17.7	(26.2)	11.0
Provision for income taxes	2.7	1.6	-	4.8	(6.4)	2.7

Net income	$ 8.3	$ 3.4	$3.5	$ 12.9	($19.8)	$ 8.3

FOR THE THREE MONTHS ENDED
MARCH 31, 2002

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 70.9	$ -	$ 70.9
Net investment income and other revenue	5.6	-	-	142.0	(4.9)	142.7
Interest income on AAG Holding notes	-	-	3.5	-	(3.5)	-
Equity in earnings of subsidiaries	12.2	20.9	-	-	(33.1)	-
	17.8	20.9	3.5	212.9	(41.5)	213.6

Costs and Expenses:
Insurance benefits and expenses	-	-	-	156.3	-	156.3
Interest expense on AAG Holding notes	-	3.5	-	-	(3.5)	-
Other interest and debt expenses	-	5.1	-	-	0.8	5.9
Other expenses	2.0	2.1	-	33.6	(2.1)	35.6
	2.0	10.7	-	189.9	(4.8)	197.8

Earnings before income taxes	15.8	10.2	3.5	23.0	(36.7)	15.8
Provision for income taxes	4.4	3.4	-	6.6	(10.0)	4.4

Income before accounting change	$11.4	$6.8	$3.5	$16.4	($ 26.7)	$11.4

Accounting change, net	(17.7)	-	-	(17.7)	17.7	(17.7)
Net income (loss)	($ 6.3)	$ 6.8	$3.5	($ 1.3)	($ 9.0)	($ 6.3)

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE THREE MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
MARCH 31, 2003	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$ 8.3	$ 3.4	$ 3.5	$ 12.9	($19.8)	$ 8.3
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(6.0)	(10.4)	-	-	16.4	-
Increase in life, accident and health reserves	-	-	-	31.9	-	31.9
Benefits to annuity policyholders	-	-	-	74.8	-	74.8
Amortization of insurance acquisition costs	-	-	-	27.3	-	27.3
Depreciation and amortization	-	0.1	-	1.0	-	1.1
Realized losses on investments	0.2	-	-	8.1	-	8.3
Increase in insurance acquisition costs	-	-	-	(44.7)	-	(44.7)
Decrease (increase) in other assets	1.2	-	-	(20.9)	-	(19.7)
Decrease in other liabilities	(5.5)	-	-	(6.3)	-	(11.8)
Increase payable to affiliates, net	2.3	-	-	0.2	-	2.5
Capital contribution from parent (to subsidiary)	(11.8)	11.8	-	-	-	-
Dividends from subsidiaries(to parent)	11.2	(9.9)	-	(1.3)	-	-
Other, net	-	5.0	-	(5.7)	(0.1)	(0.8)
	(0.1)	-	3.5	77.3	(3.5)	77.2

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(1,047.2)	-	(1,047.2)
Maturities and redemptions of fixed maturity investments	-	-	-	353.7	-	353.7
Sales of investments and other assets	-	-	-	463.4	-	463.4
Decrease in policy loans	-	-	-	1.4	-	1.4
	-	-	-	(228.7)	-	(228.7)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	214.5	-	214.5
Annuity surrenders, benefits and withdrawals	-	-	-	(140.3)	-	(140.3)
Net transfers from variable annuity assets	-	-	-	8.6	-	8.6
Reductions of notes payable	(0.1)	-	-	-	-	(0.1)
Issuance of Common Stock	0.8	-	-	-	-	0.8
Retirement of Common Stock	(0.4)	-	-	-	-	(0.4)
Trust dividend requirements	-	-	(3.5)	-	3.5	-
	0.3	-	(3.5)	82.8	3.5	83.1

Net increase (decrease) in cash and short-term investments	0.2	-	-	(68.6)	-	(68.4)
Beginning cash and short-term investments	1.9	-	-	400.3	-	402.2

Ending cash and short-term investments	$ 2.1	$ -	$ -	$331.7	$ -	$333.8

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE THREE MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
MARCH 31, 2002	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income (loss)	($ 6.3)	$ 6.8	$ 3.5	($ 1.3)	($ 9.0)	($ 6.3)
Adjustments:
Cumulative effect of accounting change	17.7	-	-	17.7	(17.7)	17.7
Equity in net earnings of subsidiaries and affiliates	(9.1)	(14.1)	-	-	23.2	-
Increase in life, accident and health reserves	-	-	-	14.9	-	14.9
Benefits to annuity policyholders	-	-	-	75.6	-	75.6
Amortization of insurance acquisition costs	-	-	-	24.8	-	24.8
Depreciation and amortization	-	0.1	-	4.9	-	5.0
Realized losses (gains) on investments	(0.3)	-	-	9.9	-	9.6
Increase in insurance acquisition costs	-	-	-	(38.6)	-	(38.6)
Decrease (increase) in other assets	(2.2)	-	-	1.9	-	(0.3)
Decrease in other liabilities	(2.0)	-	-	(17.7)	-	(19.7)
Decrease payable to affiliates, net	(0.6)	-	-	(8.9)	-	(9.5)
Capital contribution from parent (to subsidiary)	(8.6)	8.6	-	-	-	-
Dividends from subsidiaries (to parent)	11.1	(1.1)	-	(10.0)	-	-
Other, net	-	(0.3)	-	3.0	-	2.7
	(0.3)	-	3.5	76.2	(3.5)	75.9

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(893.1)	-	(893.1)
Maturities and redemptions of fixed maturity investments	-	-	-	285.8	-	285.8
Sales of investments and other assets	-	-	-	397.1	-	397.1
Decrease in policy loans	-	-	-	2.9	-	2.9
	-	-	-	(207.3)	-	(207.3)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	169.9	-	169.9
Annuity surrenders, benefits and withdrawals	-	-	-	(135.9)	-	(135.9)
Net transfers to variable annuity assets	-	-	-	(5.6)	-	(5.6)
Reductions of notes payable	(0.1)	-	-	-	-	(0.1)
Issuance of Common Stock	1.1	-	-	-	-	1.1
Retirement of Common Stock	(0.5)	-	-	-	-	(0.5)
Trust dividend requirements	-	-	(3.5)	-	3.5	-
	0.5	-	(3.5)	28.4	3.5	28.9

Net increase (decrease) in cash and short-term investments	0.2	-	-	(102.7)	-	(102.5)
Beginning cash and short-term investments	0.9	-	-	170.0	-	170.9

Ending cash and short-term investments	$ 1.1	$ -	$ -	$ 67.3	$ -	$ 68.4

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

Forward-Looking Statements  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "anticipates", "believes", "expects", "estimates", "intends", "plans", "seeks", "could", "may", "should", "will" or the negative version of those words or other comparable terminology. Examples of such forward-looking statements relate to: expectations concerning market and other conditions and their effect on future premiums, revenues, earning and investment activities; recoverability of asset values; mortality; the adequacy of reserves for environmental pollution and expected expense savings resulting from recent initiatives.

Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

  changes in economic conditions, including interest rates, performance of securities markets, and the availability of capital;
  trends in mortality and morbidity;
  regulatory actions;
  changes in regulatory and legal environment;
  tax law changes;
  availability of reinsurance and ability of reinsurers to pay their obligations;
  competitive pressures; and
  changes in debt and claims paying ratings

Forward-looking statements included in this Form 10-Q are made only as of the date of this report and under Section 27A of The Securities Act and Section 21E of The Exchange Act; we do not have any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Critical Accounting Policies  Significant accounting policies are described in Note B to the financial statements. The preparation of financial statements requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of insurance reserves, the determination of "other than temporary" impairments on investments, the recoverability and carrying value of unamortized insurance acquisition costs and environmental reserves of GAFRI's former manufacturing operations are the areas where the degree of judgement required to determine amounts recorded in the financial statements make the accounting policies critical.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios  GAFRI's consolidated debt to capital ratio was 23% at March 31, 2003 and December 31, 2002. For purposes of this calculation, capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains on marketable securities).

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 2003, the capital ratio of GAFRI's principal insurance subsidiary was 5.4 times its authorized control level RBC.

Sources and Uses of Funds  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions from their directly-owned insurance subsidiaries, (Great American Life Insurance Company ("GALIC") and GA Life of Puerto Rico ("GAPR")), bank borrowings and cash and investments on hand.  Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC and GAPR in 2003 without prior regulatory approval is $41.9 million and $25.8 million, respectively. In the first quarter of 2003, GAPR paid a dividend of $1.2 million to GAFRI.

The Company has an unsecured credit agreement with a group of banks under which it can borrow up to $155 million until December 31, 2004. At March 31, 2003, GAFRI had $6 million available under the credit line. (See Notes G and H)

In recent years, the Company has entered into several reinsurance transactions in connection with certain of its life and supplemental health operations. These transactions were entered into both in the normal course of business and as a source of additional capital and liquidity. The Company may enter into additional reinsurance transactions in the future.

At March 31, 2003, GAFRI had a $250 million shelf registration in effect under which it could issue stock or debt through one or more public offerings.

GAFRI believes that it has sufficient resources to meet its liquidity requirements.

Independent Ratings  The Company's principal insurance subsidiaries ("Insurance Companies") are rated by A.M. Best, Fitch and Standard & Poor's. GALIC is rated A3 (good financial security) by Moody's. Such ratings are generally based on items of concern to policyholders and agents and are not directed toward the protection of investors. Following are the Company's ratings as of March 31, 2003:

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

The Company's insurance ratings were recently affirmed by Fitch (with a stable outlook), and affirmed by Moody's (with a negative outlook); its ratings were downgraded by Standard & Poor's (with a negative outlook). GAFRI's operations could be materially and adversely affected by additional downgrades. In connection with recent reviews by independent rating agencies, management indicated that it intends to maintain the capital of its significant insurance subsidiaries at levels currently indicated by the rating agencies as appropriate for the current ratings. Items which could adversely affect capital levels include (i) a sustained decrease in the stock market in the remainder of 2003 or beyond; (ii) a significant period of low interest rates and a resulting significant narrowing of annuity "spread"; (iii) investment impairments; (iv) a change in reserving requirements for guaranteed minimum death benefits on variable annuities (See "MD&A - Guaranteed Minimum Death Benefits"); (v) adverse mortality, and (vi) higher than planned dividends paid due to liquidity needs by GAFRI and AAG Holding.

2002 Acquisition  On June 28, 2002, GALIC acquired Manhattan National Life Insurance Company ("MNL") for $48.5 million in cash. In December 2002, the Company reinsured 90% of the business in force.

Investments  GAFRI invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at March 31, 2003. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At March 31, 2003, 93% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At March 31, 2003, GAFRI's mortgage-backed securities ("MBSs") portfolio represented approximately one-third of its fixed maturity investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. Due to the

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

significant decline in the general level of interest rates in 2002, GAFRI has experienced an increase in the level of prepayments on its MBS portfolio; these prepayments have not been reinvested at interest rates comparable to the rates earned on the prepaid MBSs. Partly as a result of this, the overall yield on GAFRI's fixed maturity portfolio dropped from 7.7% at January 1, 2002 to 6.7% at March 31, 2003.

More than 95% of GAFRI's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk referred to above, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

At March 31, 2003, GAFRI had pretax net unrealized gains of $324 million on fixed maturities and $20 million on equity securities. Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at March 31, 2003, is shown in the following table (dollars in millions). Approximately $132 million of "Fixed Maturities" and $7 million of "Equity Securities" had no unrealized gains or losses at March 31, 2003.

	Securities with Unrealized	Securities with Unrealized
	Gains	Losses
Fixed maturities
Market value of securities	$6,731	$ 583
Amortized cost of securities	$6,351	$ 639
Gross unrealized gain or (loss)	$ 380	($ 56)
Market value as % of amortized cost	106%	91%
Number of security positions	1,273	202
Number individually exceeding $2 million gain or loss	7	7
Concentration of gains or (losses) by type or industry
(exceeding 5% of unrealized):
Mortgage-backed securities	$ 95.5	($ 6.6)
Banks	33.3	(0.1)
U.S. government	27.4	-
Electric services	24.9	(2.0)
State and municipal	19.7	(2.5)
Asset-backed securities	12.0	(7.5)
Natural gas transmission and distribution	7.1	(3.5)
Petroleum refining	4.2	(2.8)
Air transportation (generally collateralized)	3.2	(19.8)
Percentage rated investment grade	97%	62%

Equity securities
Market value of securities	$58	$7
Cost of securities	$37	$8
Gross unrealized gain or (loss)	$21	($1)
Market value as % of cost	157%	88%

GAFRI's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $15 million of the $21 million in unrealized gains on equity securities at March 31, 2003.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2003, based on their market values. Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	4%	2%
After one year through five years	18	26
After five years through ten years	29	23
After ten years	11	28
	62	79
Mortgage-backed securities	38	21
	100%	100%

*Excludes $132 million of fixed maturities with no unrealized gains or losses.

GAFRI realized aggregate losses of $1.7 million during the first quarter of 2003 on $10.7 million in sales of fixed maturity securities (3 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2002. Market values of two of the securities increased an aggregate of $2.2 million from December 31 to date of sale. The market value of the remaining security decreased $263,000 from December 31 to the sale date.

Although GAFRI had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio. None of the securities were sold out of a necessity to raise cash. GAFRI has the ability and intent to hold securities with unrealized losses at March 31, 2003, for a period of time sufficient to allow for a recovery in market value.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below (dollars in millions) summarizes the length of time securities have been in an unrealized gain or loss position at March 31, 2003.
	Aggregate Market Value	Aggregate Unrealized Gain (Loss)	Market Value as % of Cost Basis
Fixed Maturities

Securities with unrealized gains at 3/31/03:
Exceeding $500,000 and for:
Less than one year (224 issues)	$2,845	$194	107.3%
More than one year (30 issues)	395	39	111.0
Less than $500,000 and an unrealized gain for:
Less than one year (608 issues)	2,382	85	103.7
More than one year (411 issues)	1,109	62	105.9
	$6,731	$380	106.0%

Securities with unrealized losses at 3/31/03:
Exceeding $500,000 and for:
Less than one year (24 issues)	$ 138	($ 29)	82.6%
More than one year (8 issues)	41	(10)	80.4
Less than $500,000 and an unrealized loss for:
Less than one year (121 issues)	313	(9)	97.2
More than one year (49 issues)	91	(8)	91.9
	$ 583	($ 56)	91.2%

Equity Securities

Securities with unrealized gains at 3/31/03:
Exceeding $500,000 and for:
Less than one year (2 issues)	$13	$ 5	162.5%
More than one year (1 issue)	31	15	193.8
Less than $500,000 and an unrealized gain for:
Less than one year (12 issues)	10	1	111.1
More than one year (2 issues)	4	-	100.0
	$58	$21	156.8%

Securities with unrealized losses at 3/31/03:
Exceeding $500,000 and for:
Less than one year (0 issues)	$ -	$ -	- %
More than one year (0 issues)	-	-	-
Less than $500,000 and an unrealized loss for:
Less than one year (5 issues)	6	(1)	85.7
More than one year (1 issue)	1	-	100.0
	$ 7	($ 1)	87.5%

When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. A listing of factors considered and resources used is contained in the discussion of "Investments" under Management's Discussion and Analysis in GAFRI's 2002 Form 10-K.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Based on its analysis of the factors enumerated above, management believes that (i) GAFRI will recover its cost basis in the securities with unrealized losses and (ii) GAFRI has the ability and intent to hold the securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to results of operations in a future period. While management believes it is not likely that future impairment charges will have a significant effect on GAFRI's liquidity, impairment charges could have an effect on the Company's ratings.

Increased impairment charges in recent years reflect a rise in corporate defaults in the marketplace resulting from the weakened economy, fraud and other factors.

RESULTS OF OPERATIONS

General  Results of operations as shown in the accompanying financial statements are prepared in accordance with generally accepted accounting principles. Many investors and analysts focus on "core earnings" of companies, setting aside certain items included in net earnings such as realized gains and losses, the cumulative effect of accounting changes and certain other unusual items. Realized gains and losses are excluded from "core earnings" because they are unpredictable and not necessarily indicative of current operating fundamentals. Nonetheless, these items are significant components of GAFRI's overall financial results and core earnings should not be considered a substitute for the net income (loss) reported in the Consolidated Statement of Operations as an indication of GAFRI's overall performance. The following table (in millions, except per share amounts) compares the Company's core earnings for the following periods.

Three months ended
March 31,
GAFRI (Consolidated):	2003	2002
Income before accounting change	$ 8.3	$11.4
Exclude realized losses, net of tax	5.3	6.2
Core net operating earnings	$13.6	$17.6

Diluted Earnings Per Common Share:
Net income (loss)	$0.20	($0.14)
Excludes:
Realized losses	0.12	0.14
Accounting change	-	0.41
Core net operating earnings per share	$0.32	$0.41

A lower yield on GAFRI's investment portfolio, due primarily to the low interest rate environment that began during 2002, resulted in narrower spreads in the Company's fixed annuity operations and caused GAFRI's first quarter 2003 core operating results to be lower than the same quarter of last year. Continued spread compression could result in write-offs of DPAC.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Retirement Products  The following table summarizes GAFRI's premiums for its retirement annuities (in millions).

Three months ended
March 31,
	2003	2002
Annuity Premiums
Single premium fixed rate annuities	$162	$106
Flexible premium fixed rate annuities	45	44
Single premium variable annuities	10	35
Flexible premium variable annuities	21	23
	$238	$208

Fixed annuity sales increased over the same period in the prior year reflecting the addition of several new agents and products, the volatile equity markets, and the relative attractiveness of fixed annuities compared to other interest bearing instruments.

Variable annuity premiums decreased over the same period in the prior year due primarily to volatile equity and bond markets. Continued poor performance in the equity markets could result in a further reduction in variable premiums as well as a writeoff of DPAC and a charge to earnings to accrue for guaranteed minimum death benefits included in the variable products. (See "MD&A - Guaranteed Minimum Death Benefits")

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Statement of Operations (in millions).

Three months ended
March 31,
Premiums	2003	2002
Supplemental insurance products	$52	$47
GA Life of Puerto Rico	16	15
Life products	6	9
	$74	$71
Benefits
Supplemental insurance products	$43	$40
GA Life of Puerto Rico	9	7
Life products	8	9
	$60	$56

GAFRI continues to experience adverse mortality in GALIC's life division. Further adverse mortality could result in a charge to income due to a further reduction in unamortized insurance acquisition costs. (See "MD&A - Insurance Acquisition Expenses").

Net Investment Income  Net investment income decreased $4.9 million (4%) in the first quarter of 2003 compared to the first quarter of 2002. An increase in average invested assets was more than offset by a lower yield on GAFRI's investment portfolio. The yield on GAFRI's fixed maturity portfolio was approximately 6.7% at March 31, 2003 compared to approximately 7.7% at January 1, 2002. (See "MD&A - Investments") GAFRI expects the yield to further decline through at least the remainder of 2003.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Realized Losses on Investments  Realized losses on investments included the following provisions for other than temporary impairment: first quarter of 2003 and 2002 - $23.1 million and $11.3 million, respectively. The increase in impairment charges in 2003 reflects primarily the downturn in the airline industry and writedowns of certain asset-backed securities.

Other Income  Other income increased $2.6 million in the first three months of 2003 compared to the same period in 2002 due primarily to the June 2002 acquisition of Manhattan National Life ("MNL") and higher real estate revenues (see below).

Real Estate Operations  GAFRI is engaged in a variety of real estate operations including hotels and a marina; GAFRI also owns several parcels of land. Revenues and expenses of these operations, including gains on disposal, are included in GAFRI's Consolidated Statement of Operations as shown below (in millions).

Three months ended
March 31,
	2003	2002
Other income	$6.5	$ 5.3
Other expenses	7.1	6.0

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. Annuity benefits in the first quarter of 2003 were $0.8 million lower than the first quarter of 2002. An increase in average annuity benefits accumulated was offset by a decrease in rates credited to policyholders.

The majority of GAFRI's fixed rate annuity products permit GAFRI to change the crediting rate at any time, subject to minimum interest rate guarantees (as determined by applicable law). Approximately 45% of GAFRI's annuity benefits accumulated relate to policies that have a minimum guarantee of 3%; the balance have a guarantee of 4%. Virtually all new sales of GAFRI's fixed annuities offer a minimum interest rate of 3%. Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. The recent interest rate environment has resulted in a spread compression, which could continue through at least the remainder of 2003. Significant changes in projected investment yields could result in charges to earnings in the period the projections are modified.

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

Insurance Acquisition Expenses  Insurance acquisition expenses include amortization of deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $2.2 million in the first quarter of 2003 and $1.7 million in the first quarter of 2002.

The increase in insurance acquisition expenses in the first quarter of 2003 compared to the same period in 2002 is due primarily to the amortization associated with GAFRI's purchase of MNL in June 2002.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to writeoffs of DPAC in the future.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Other Expenses  Other expenses increased in the first quarter of 2003 compared to the same period in 2002 due primarily to (i) an increase in expenses from real estate operations resulting from the 2002 acquisition of property and (ii) the acquisition of MNL in June 2002 partially offset by reductions in marketing and employee related expenses in GAFRI's supplemental insurance segment.

Income Taxes  The provision for income taxes in both periods presented reflects the effects of non-taxable foreign operations.

Cumulative Effect of Accounting Change  Effective January 1, 2002, GAFRI implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized, but is subject to an impairment test at least annually. The initial impairment testing resulted in an aftertax charge of $17.7 million in the first quarter of 2002 for the cumulative effect of an accounting change. (See Note E.)

Guaranteed Minimum Death Benefits

Proposed Accounting Standard  GAFRI's variable annuity contracts contain a guaranteed minimum death benefit ("GMDB") (which may exceed the value of the policyholder's account) to be paid if the annuityholder dies before the annuity payout period commences. Payment of any difference between the GMDB and the related account balance is borne by GAFRI and expensed when paid. In periods of declining equity markets, the GMDB difference increases as the variable annuity account value decreases. At March 31, 2003 and December 31, 2002, the aggregate GMDB values (assuming every policyholder died on those dates) exceeded the market value of the underlying variable annuities by $243 million and $233 million, respectively. Industry practice varies, but GAFRI does not establish GAAP reserves for this mortality risk. If a proposed accounting standard becomes effective, GAFRI would be required to record a liability for the present value of expected GMDB payments. Initial recognition of a GAAP liability (estimated to be less than 4% of the difference between the underlying market value of the variable annuities and the GMDB value) would be accounted for as the cumulative effect of a change in accounting principles. Death benefits paid in excess of the variable annuity account balance were $0.6 million in the first quarter of 2003.

Statutory Actuarial Guidelines  Interpretation of actuarial guidelines affecting statutory reserves for certain variable annuity products varies within the insurance industry. GAFRI believes that if the NAIC or the Ohio Insurance Department were to implement a more stringent interpretation of actuarial guidelines, the effect on GALIC's statutory capital would be a reduction of less than 5%.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART II

OTHER INFORMATION

Item 3

Quantitative and Qualitative Disclosure at Market Risk

Other than the effect that the recent interest rate environment has had on GAFRI's investment portfolio (See Management's Discussion and Analysis, "Investments" and "Net Investment Income"), as of March 31, 2003, there were no material changes to the information provided in GAFRI's Form 10-K for 2002 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 6

Exhibits and Reports on Form 8-K
  Exhibits:

Number	Exhibit Description
99	Certification of Chief Executive Officer and Chief Financial Officer

  Reports on Form 8-K:

Date of Report	Items Reported
May 2, 2003	First Quarter 2003 Earnings Release

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
GREAT AMERICAN FINANCIAL RESOURCES, INC.

May 15, 2003	BY:/s/Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer

GREAT AMERICAN FINANCIAL RESOURCES, INC.

SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS
I, S. Craig Lindner, the principal executive officer of Great American Financial Resources, Inc., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Great American Financial
Resources, Inc.,

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

Date:	May 15, 2003

/s/ S. Craig Lindner
S. Craig Lindner
Chief Executive Officer

GREAT AMERICAN FINANCIAL RESOURCES, INC.

SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS - CONTINUED
I, Christopher P. Miliano, the principal financial officer of Great American Financial Resources, Inc., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Great American Financial
Resources, Inc.,

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

Date:	May 15, 2003

/s/ Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer