Form 10-Q
period 2003-06-30
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2003-08-12
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003	Commission File No. 1-11632
GREAT AMERICAN FINANCIAL RESOURCES, INC.
Incorporated under the Laws of Delaware	IRS Employer I.D. No. 06-1356481
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

As of August 1, 2003, there were 42,615,616 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

TABLE OF CONTENTS

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

FINANCIAL INFORMATION

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	June 30,	December 31,
	2003	2002
Assets
Investments:
Fixed maturities - at market
(amortized cost - $7,350.3 and $6,894.1)	$ 7,818.9	$7,181.1
Equity securities - at market
(cost - $46.9 and $47.0)	76.9	73.5
Mortgage loans on real estate	16.0	18.9
Real estate	80.2	78.6
Policy loans	213.7	214.9
Short-term investments	337.8	400.0
Total investments	8,543.5	7,967.0

Cash	38.0	2.2
Accrued investment income	91.1	95.3
Unamortized insurance acquisition costs, net	584.1	591.0
Other assets	277.1	252.0
Variable annuity assets (separate accounts)	492.6	455.1

	$10,026.4	$9,362.6

Liabilities and Capital
Annuity benefits accumulated	$ 6,778.3	$6,453.9
Life, accident and health reserves	950.4	902.4
Notes payable	214.2	250.3
Payable to affiliates, net	88.2	62.4
Deferred taxes on unrealized gains	140.1	93.3
Accounts payable, accrued expenses and other
liabilities	241.6	150.4
Variable annuity liabilities (separate accounts)	492.6	455.1
Total liabilities	8,905.4	8,367.8

Mandatorily redeemable preferred securities
of subsidiary trusts	162.9	142.9

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-42,613,899 and 42,456,843 shares outstanding	42.6	42.4
Capital surplus	349.4	347.6
Retained earnings	297.2	281.9
Unrealized gains on marketable securities, net	268.9	180.0
Total stockholders' equity	958.1	851.9

	$10,026.4	$9,362.6

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

Three months ended			Six months ended
June 30,			June 30,
	2003	2002	2003	2002
Revenues:
Life, accident and health premiums	$ 83.2	$ 72.7	$162.7	$143.6
Net investment income	125.5	128.7	255.1	263.2
Realized losses on investments	(3.6)	(20.6)	(11.9)	(30.2)
Other income	21.2	23.4	38.7	41.2
	226.3	204.2	444.6	417.8
Costs and Expenses:
Annuity benefits	80.9	70.9	155.7	146.5
Life, accident and health benefits	59.3	59.4	122.4	115.3
Insurance acquisition expenses	33.3	25.2	59.6	50.0
Trust preferred distribution requirement	3.5	3.3	6.7	6.5
Interest and other debt expenses	2.6	2.7	5.3	5.4
Other expenses	37.9	37.2	75.1	72.8
	217.5	198.7	424.8	396.5

Operating earnings before income taxes	8.8	5.5	19.8	21.3
Provision (credit) for income taxes	1.8	(2.4)	4.5	2.0

Income before accounting change	7.0	7.9	15.3	19.3
Cumulative effect of accounting change, net of tax	-	-	-	(17.7)

Net Income	$ 7.0	$ 7.9	$ 15.3	$ 1.6

Basic earnings per common share:
Income before accounting change	$ 0.16	$ 0.19	$ 0.36	$ 0.46
Accounting change	-	-	-	(0.42)
Net income	$ 0.16	$ 0.19	$ 0.36	$ 0.04

Diluted earnings per common share:
Income before accounting change	$ 0.16	$ 0.18	$ 0.36	$ 0.45
Accounting change	-	-	-	(0.41)
Net income	$ 0.16	$ 0.18	$ 0.36	$ 0.04

Average number of common shares:
Basic	42.5	42.4	42.5	42.4
Diluted	42.6	42.8	42.6	42.8

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)
	Six months ended
	June 30,
	2003	2002
Common Stock:
Balance at beginning of period	$ 42.4	$ 42.3
Common Stock issued	0.2	0.1
Balance at end of period	$ 42.6	$ 42.4

Capital Surplus:
Balance at beginning of period	$347.6	$346.7
Common Stock issued	2.3	1.6
Common Stock retired	(0.5)	(1.1)
Balance at end of period	$349.4	$347.2

Retained Earnings:
Balance at beginning of period	$281.9	$270.0
Net income	15.3	1.6
Balance at end of period	$297.2	$271.6

Unrealized Gains, Net:
Balance at beginning of period	$180.0	$ 89.8
Change during period	88.9	39.8
Balance at end of period	$268.9	$129.6

Comprehensive Income
Net income	$ 15.3	$ 1.6
Other comprehensive income - change in net
unrealized gains	88.9	39.8
Comprehensive income	$104.2	$ 41.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)
	Six months ended
	June 30,
	2003	2002
Cash Flows from Operating Activities:
Net income	$ 15.3	$ 1.6
Adjustments:
Cumulative effect of accounting change	-	17.7
Increase in life, accident and health reserves	48.0	36.2
Benefits to annuity policyholders	155.7	146.5
Amortization of insurance acquisition costs	59.6	50.0
Depreciation and amortization	10.0	12.2
Realized losses on investments	11.9	30.2
Increase in insurance acquisition costs	(82.2)	(80.8)
Increase in other assets	(24.1)	(13.9)
Decrease in other liabilities	(3.4)	(16.6)
Increase (decrease) in payable to affiliates, net	25.8	(19.7)
Other, net	4.9	6.8
	221.5	170.2

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(2,322.5)	(1,517.8)
Equity securities	(7.5)	(1.1)
Subsidiaries and affiliates	-	(48.5)
Real estate, mortgage loans and other assets	(4.6)	(12.5)
Maturities and redemptions of fixed maturity investments	635.3	607.3
Sales of:
Fixed maturity investments	1,289.5	697.4
Equity securities	8.2	0.5
Real estate, mortgage loans and other assets	2.6	5.6
Cash and short term investments of acquired subsidiaries	-	4.6
Decrease in policy loans	1.2	4.5
	(397.8)	(260.0)

Cash Flows from Financing Activities:
Fixed annuity receipts	440.8	361.2
Annuity surrenders, benefits and withdrawals	(282.9)	(278.5)
Net transfers (to) from variable annuity assets	6.7	(2.9)
Reductions of notes payable	(36.1)	(0.1)
Issuance of Common Stock	2.5	1.7
Retirement of Common Stock	(0.5)	(1.1)
Issuance of Trust Preferred Securities	19.4	-
	149.9	80.3

Net decrease in cash and short-term investments	(26.4)	(9.5)
Beginning cash and short-term investments	402.2	170.9
Ending cash and short-term investments	$ 375.8	$ 161.4

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

American Financial Group, Inc. ("AFG") and its subsidiaries owned 82% of GAFRI's Common Stock at August 1, 2003.

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

The following table illustrates the effect on net income (in millions) and earnings per share had compensation cost been recognized and determined based on the fair values at grant dates consistent with the method prescribed by SFAS No. 123. For SFAS No. 123 purposes, the fair value per option granted of $4.63 for the first six months of 2003 and $6.09 for the first six months of 2002 was

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

calculated using the Black-Scholes option pricing model and the following assumptions: dividend yield of less than 1%; expected volatility of 20%; risk-free interest rate of 3% for 2003 and 5% for 2002; and expected option life of 7.5 years. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the options grants may be higher or lower than the SFAS No. 123 "fair value".

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Net income, as reported	$ 7.0	$ 7.9	$15.3	$ 1.6
Pro forma stock option expense, net of tax	(0.7)	(0.2)	(0.8)	(0.2)

Adjusted net income	$ 6.3	$ 7.7	$14.5	$ 1.4

Earnings per share (as reported):
Basic	$0.16	$0.19	$0.36	$0.04
Diluted	$0.16	$0.18	$0.36	$0.04

Earnings per share (adjusted):
Basic	$0.15	$0.18	$0.34	$0.03
Diluted	$0.15	$0.18	$0.34	$0.03

Benefit Plans  GAFRI provides retirement benefits to qualified employees of participating companies through the GAFRI Retirement and Savings Plan. Under the retirement fund portion of the Plan, contributions are at the discretion of the GAFRI Board of Directors and are invested primarily in GAFRI Common Stock.

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

Derivatives  Derivatives are included in GAFRI's balance sheet and consist primarily of the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other assets) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk imbedded in those annuity products. Changes in the fair value of derivatives are included in current earnings.

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

D. Segments of Operations

GAFRI's life and annuity operations offer fixed and variable annuity products and traditional life insurance products.  GAFRI's annuity products are sold through managing general agents and independent agents to employees of primary and secondary educational institutions, hospitals and in the non-qualified market.  Traditional term and universal life insurance products are sold through national marketing organizations.

GAFRI's supplemental insurance businesses (United Teacher Associates Insurance Company ("UTA") and Loyal American Life Insurance Company) offer a variety of supplemental health and life products. UTA offers its products through independent agents. In 2001, Loyal reinsured a substantial portion of its life insurance business and has reduced its marketing efforts in that line of business.

GA Life of Puerto Rico ("GAPR") sells in-home life and supplemental health products through a network of company-employed agents.  Sales in Puerto Rico accounted for 20% of GAFRI's life, accident and health premiums in the first six months of 2003 and 2002.

Corporate and other consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company). The following table shows GAFRI's revenues and operating profit by significant business segment (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Revenues
Life and annuity products	$141.5	$146.8	$284.4	$293.2
Supplemental insurance products	67.4	58.9	129.7	116.5
GA Life of Puerto Rico	19.1	17.7	37.9	35.0
Corporate and other	1.9	1.4	4.5	3.3
Total operating revenues	229.9	224.8	456.5	448.0

Realized losses on investments	(3.6)	(20.6)	(11.9)	(30.2)
Total revenues per income statement	$226.3	$204.2	$444.6	$417.8

Operating profit - pretax
Life and annuity products	$ 7.5	$ 29.8	$ 28.9	$ 59.3
Supplemental insurance products	9.0	2.6	11.1	3.7
GA Life of Puerto Rico	2.9	2.8	6.0	5.7
Corporate and other	(7.0)	(9.1)	(14.3)	(17.2)
Pretax earnings from operations	12.4	26.1	31.7	51.5

Realized losses on investments	(3.6)	(20.6)	(11.9)	(30.2)
Total pretax income per income statement	$ 8.8	$ 5.5	$ 19.8	$ 21.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

E. Goodwill

Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing under a two step process. Under the first step, an entity's net assets are classified by reporting units and compared to their fair value. The fair value was estimated using the expected present value of future cash flows. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the initial impairment test, measuring the amount of impairment loss, was completed in the fourth quarter of 2002 with a resulting $17.7 million after tax ($0.41 per diluted share) impairment charge reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle.

The impairment charge recorded in 2002 was primarily related to a decrease in estimated future earnings based upon lower forecasted new business sales over the next few years.

F. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	June 30,	December 31,
	2003	2002

Deferred policy acquisition costs	$629.9	$647.8
Present value of future profits acquired ("PVFP")	66.2	66.8
Unearned revenues	(112.0)	(123.6)
	$584.1	$591.0

The PVFP amounts in the table above are net of $61.6 million and $57.3 million of accumulated amortization at June 30, 2003 and December 31, 2002, respectively. Amortization of the PVFP was $4.3 million and $3.6 million during the first six months of 2003 and 2002, respectively. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 13% of the balance at the beginning of each respective year.

G. Notes Payable

Notes payable consisted of the following (in millions):

	June 30,	December 31,
	2003	2002

Direct obligations of GAFRI	$ 1.6	$ 1.7
Obligations of AAG Holding (guaranteed by GAFRI):
6-7/8% Senior Notes due 2008	100.0	100.0
Bank Credit Line	112.6	148.6
Total	$214.2	$250.3

AAG Holding has an unsecured credit agreement with a group of banks under which it can borrow up to $155 million. Borrowings bear interest at floating rates based on prime or Eurodollar rates and mature on December 31, 2004. At June 30, 2003, the weighted-average interest rate on amounts borrowed under the credit line was 2.06%.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the second quarter of 2003, AAG Holding paid down $36 million in bank debt using the proceeds from a securities offering and available cash.

At June 30, 2003, scheduled principal payments on debt for the remainder of 2003 and the subsequent five years were as follows (in millions):

2003	2004	2005	2006	2007	2008
$0.1	$112.8	$0.2	$0.2	$0.1	$100.1

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

Date of				Optional
Issuance	Issue (Maturity Date)	06/30/03	12/31/02	Redemption Dates
November 1996	9-1/4% TOPrS (2026)	$72,912,500	$72,912,500	Currently redeemable
March 1997	8-7/8% Pfd (2027)	70,000,000	70,000,000	On or after 3/1/2007
May 2003	7.35% Pfd (2033)	20,000,000	-	On or after 5/15/2008

In May 2003, a newly formed wholly owned subsidiary trust of GAFRI issued $20 million of trust preferred securities for proceeds of $20 million before issue costs of approximately $600,000. Until May 2008, these securities pay interest quarterly at an annual rate of 7.35%, after which the interest rate will reset quarterly to an annual rate of Libor plus 4.1%. The proceeds from this transaction were used primarily to pay down bank debt.

I. Stockholders' Equity

At June 30, 2003, there were 5.3 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans for employees and directors. Under these plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

The change in net unrealized gains on marketable securities for the six months ended June 30 included the following (in millions):

	2003			2002
	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains on securities arising during the period	$123.8	($42.5)	$81.3	$30.4	($10.4)	$20.0
Realized losses on securities	11.9	(4.3)	7.6	30.2	(10.4)	19.8
Change in net unrealized gains on marketable securities	$135.7	($46.8)	$88.9	$60.6	($20.8)	$39.8

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

On July 30, 2003, the Company filed a registration statement with the Securities and Exchange Commission to raise approximately $50 million in a Common Stock rights offering. (See Note M)

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

J. Earnings Per Share

The number of common shares outstanding used in calculating diluted earnings per share in the second quarter and first six months of 2003 includes 0.1 million shares compared to 0.4 million shares for the second quarter and first six months of 2002, for the effect of the assumed exercise of GAFRI's stock options.

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

L. Additional Information

Statutory Information  Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	June 30,	December 31,
	2003	2002
Capital and surplus	$434.8	$418.6
Asset valuation reserve	59.0	61.2
Interest maintenance reserve	27.7	26.0

Six months ended June 30,
	2003	2002
Pretax income from operations	$32.0	$33.2
Net income (loss)	5.2	(16.1)

Dividends which can be paid by GAFRI's insurance subsidiaries without prior approval of regulatory authorities, are subject to restrictions relating to capital and surplus and statutory net income. Based on capital and surplus at December 31, 2002, GALIC and GAPR may pay $41.9 million and $25.8 million, respectively, in dividends in 2003 without prior approval. In the first six months of 2003, GALIC paid a dividend of $11.0 million and GAPR paid a dividend of $1.2 million to GAFRI. In the first six months of 2003, GAFRI made a capital contribution to GALIC of $12.2 million.

Interpretation of actuarial guidelines affecting statutory reserves for certain variable annuity products varies within the insurance industry. GAFRI believes that if the NAIC or the Ohio Insurance Department were to implement a more stringent interpretation of actuarial guidelines, the effect on GALIC's statutory capital would be a reduction of less than 3%.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Information  GAFRI has guaranteed all of the outstanding debt of AAG Holding and the preferred securities of the Trusts. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	TOTAL	ALL OTHER	CONS
JUNE 30, 2003	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 2.3	$ -	$ -	$8,585.7	($ 6.5)	$ 8,581.5
Investment in subsidiaries	907.1	1,297.7	-	1.0	(2,205.8)	-
Notes receivable from AAG Holding	102.4	-	175.3	-	(277.7)	-
Unamortized insurance acquisition costs, net	-	-	-	584.1	-	584.1
Other assets	18.1	2.2	4.8	305.2	37.9	368.2
Variable annuity assets (separate accounts)	-	-	-	492.6	-	492.6
	$1,029.9	$1,299.9	$180.1	$9,968.6	($2,452.1)	$10,026.4

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$7,734.6	($ 5.9)	$ 7,728.7
Notes payable to GAFRI	-	102.4	-	-	(102.4)	-
Notes payable to Trusts	-	175.3	-	-	(175.3)	-
Other notes payable	1.6	212.6	-	-	-	214.2
Other liabilities	70.2	25.5	4.8	374.8	(5.4)	469.9
Variable annuity liabilities (separate accounts)	-	-	-	492.6	-	492.6
	71.8	515.8	4.8	8,602.0	(289.0)	8,905.4

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	170.0	-	(7.1)	162.9

Total stockholders' equity	958.1	784.1	5.3	1,366.6	(2,156.0)	958.1
	$1,029.9	$1,299.9	$180.1	$9,968.6	($2,452.1)	$10,026.4

DECEMBER 31, 2002

Assets
Cash and investments	$ 3.5	$ -	$ -	$7,967.3	($ 1.6)	$7,969.2
Investment in subsidiaries	801.1	1,193.4	-	0.9	(1,995.4)	-
Notes receivable from AAG Holding	102.4	-	154.6	-	(257.0)	-
Unamortized insurance acquisition costs, net	-	-	-	591.0	-	591.0
Other assets	18.3	1.4	4.7	287.9	35.0	347.3
Variable annuity assets (separate accounts)	-	-	-	455.1	-	455.1
	$925.3	$1,194.8	$159.3	$9,302.2	($2,219.0)	$9,362.6

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$7,361.8	($ 5.5)	$7,356.3
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to Trusts	-	154.6	-	-	(154.6)	-
Other notes payable	1.7	248.6	-	-	-	250.3
Other liabilities	71.7	7.4	4.7	231.3	(9.0)	306.1
Variable annuity liabilities (separate accounts)	-	-	-	455.1	-	455.1
	73.4	513.0	4.7	8,048.3	(271.6)	8,367.8

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	150.0	-	(7.1)	142.9

Total stockholders' equity	851.9	681.8	4.6	1,253.9	(1,940.3)	851.9
	$925.3	$1,194.8	$159.3	$9,302.2	($2,219.0)	$9,362.6

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
JUNE 30, 2003	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 83.2	$ -	$ 83.2
Net investment income and other revenue	5.4	-	-	140.4	(2.7)	143.1
Interest income on AAG Holding notes	-	-	3.7	-	(3.7)	-
Equity in earnings of subsidiaries	5.6	12.7	-	-	(18.3)	-
	11.0	12.7	3.7	223.6	(24.7)	226.3

Costs and Expenses:
Insurance benefits and expenses	-	-	-	173.5	-	173.5
Interest expense on AAG Holding notes	-	3.7	-	-	(3.7)	-
Other interest and debt expenses	0.1	4.9	-	-	1.1	6.1
Other expenses	2.1	1.7	-	35.1	(1.0)	37.9
	2.2	10.3	-	208.6	(3.6)	217.5

Earnings before income taxes	8.8	2.4	3.7	15.0	(21.1)	8.8
Provision for income taxes	1.8	0.5	-	3.8	(4.3)	1.8

Net income	$ 7.0	$ 1.9	$3.7	$ 11.2	($16.8)	$ 7.0

FOR THE SIX MONTHS ENDED
JUNE 30, 2003

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$162.7	$ -	$162.7
Net investment income and other revenue	10.5	-	-	277.3	(5.9)	281.9
Interest income on AAG Holding notes	-	-	7.2	-	(7.2)	-
Equity in earnings of subsidiaries	13.0	28.1	-	-	(41.1)	-
	23.5	28.1	7.2	440.0	(54.2)	444.6

Costs and Expenses:
Insurance benefits and expenses	-	-	-	337.7	-	337.7
Interest expense on AAG Holding notes	-	7.2	-	-	(7.2)	-
Other interest and debt expenses	0.1	10.0	-	-	1.9	12.0
Other expenses	3.6	3.5	-	69.6	(1.6)	75.1
	3.7	20.7	-	407.3	(6.9)	424.8

Earnings before income taxes	19.8	7.4	7.2	32.7	(47.3)	19.8
Provision for income taxes	4.5	2.1	-	8.6	(10.7)	4.5

Net income	$15.3	$ 5.3	$7.2	$ 24.1	($ 36.6)	$ 15.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
JUNE 30, 2002	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 72.7	$ -	$ 72.7
Net investment income and other revenue	6.1	-	-	129.8	(4.4)	131.5
Interest income on AAG Holding notes	-	-	3.5	-	(3.5)	-
Equity in earnings of subsidiaries	1.9	11.0	-	-	(12.9)	-
	8.0	11.0	3.5	202.5	(20.8)	204.2

Costs and Expenses:
Insurance benefits and expenses	-	-	-	155.5	-	155.5
Interest expense on AAG Holding notes	-	3.5	-	-	(3.5)	-
Other interest and debt expenses	-	5.1	-	-	0.9	6.0
Other expenses	2.5	2.5	-	34.2	(2.0)	37.2
	2.5	11.1	-	189.7	(4.6)	198.7

Earnings (loss) before income taxes	5.5	(0.1)	3.5	12.8	(16.2)	5.5
Provision (credit) for income taxes	(2.4)	(0.2)	-	3.0	(2.8)	(2.4)

Net income	$ 7.9	$ 0.1	$3.5	$ 9.8	($13.4)	$ 7.9

FOR THE SIX MONTHS ENDED
JUNE 30, 2002

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$143.6	$ -	$143.6
Net investment income and other revenue	11.7	-	-	271.8	(9.3)	274.2
Interest income on AAG Holding notes	-	-	7.0	-	(7.0)	-
Equity in earnings of subsidiaries	14.1	31.9	-	-	(46.0)	-
	25.8	31.9	7.0	415.4	(62.3)	417.8

Costs and Expenses:
Insurance benefits and expenses	-	-	-	311.8	-	311.8
Interest expense on AAG Holding notes	-	7.0	-	-	(7.0)	-
Other interest and debt expenses	-	10.2	-	-	1.7	11.9
Other expenses	4.5	4.6	-	67.8	(4.1)	72.8
	4.5	21.8	-	379.6	(9.4)	396.5

Earnings before income taxes	21.3	10.1	7.0	35.8	(52.9)	21.3
Provision for income taxes	2.0	3.2	-	9.6	(12.8)	2.0

Income before accounting change	19.3	6.9	7.0	26.2	(40.1)	19.3

Accounting change, net	(17.7)	-	-	(17.7)	17.7	(17.7)

Net income	$ 1.6	$ 6.9	$7.0	$ 8.5	($ 22.4)	$ 1.6

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE SIX MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
JUNE 30, 2003	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$15.3	$ 5.3	$ 7.2	$ 24.1	($36.6)	$ 15.3
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(10.9)	(19.3)	-	-	30.2	-
Increase in life, accident and health reserves	-	-	-	48.0	-	48.0
Benefits to annuity policyholders	-	-	-	155.7	-	155.7
Amortization of insurance acquisition costs	-	-	-	59.6	-	59.6
Depreciation and amortization	-	2.6	-	7.4	-	10.0
Realized losses on investments	0.1	-	-	11.8	-	11.9
Increase in insurance acquisition costs	-	-	-	(82.2)	-	(82.2)
Decrease (increase) in other assets	4.8	-	-	(28.9)	-	(24.1)
Increase (decrease) in other liabilities	(4.1)	-	-	0.7	-	(3.4)
Increase payable to affiliates, net	2.6	-	-	23.2	-	25.8
Capital contribution from parent (to subsidiary)	(35.1)	22.9	-	12.2	-	-
Dividends from subsidiaries(to parent)	24.3	(12.0)	-	(12.3)	-	-
Other, net	-	17.1	-	(11.4)	(0.8)	4.9
	(3.0)	16.6	7.2	207.9	(7.2)	221.5

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(2,334.6)	-	(2,334.6)
Maturities and redemptions of fixed maturity investments	-	-	-	635.3	-	635.3
Sales of investments and other assets	1.2	-	-	1,299.1	-	1,300.3
Decrease in policy loans	-	-	-	1.2	-	1.2
	1.2	-	-	(399.0)	-	(397.8)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	440.8	-	440.8
Annuity surrenders, benefits and withdrawals	-	-	-	(282.9)	-	(282.9)
Net transfers from variable annuity assets	-	-	-	6.7	-	6.7
Reductions of notes payable	(0.1)	(36.0)	-	-	-	(36.1)
Issuance of Common Stock	2.5	-	-	-	-	2.5
Retirement of Common Stock	(0.5)	-	-	-	-	(0.5)
Trust dividend requirements	-	-	(7.2)	-	7.2	-
Issuance of Trust Preferred Securities	-	19.4	-	-	-	19.4
	1.9	(16.6)	(7.2)	164.6	7.2	149.9

Net increase (decrease) in cash and short-term investments	0.1	-	-	(26.5)	-	(26.4)
Beginning cash and short-term investments	1.9	-	-	400.3	-	402.2

Ending cash and short-term investments	$ 2.0	$ -	$ -	$ 373.8	$ -	$ 375.8

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE SIX MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
JUNE 30, 2002	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$ 1.6	$ 6.9	$ 7.0	$ 8.5	($22.4)	$ 1.6
Adjustments:
Cumulative effect of accounting change	17.7	-	-	17.7	(17.7)	17.7
Equity in net earnings of subsidiaries and affiliates	(11.4)	(21.8)	-	-	33.2	-
Increase in life, accident and health reserves	-	-	-	36.2	-	36.2
Benefits to annuity policyholders	-	-	-	146.5	-	146.5
Amortization of insurance acquisition costs	-	-	-	50.0	-	50.0
Depreciation and amortization	-	0.2	-	12.0	-	12.2
Realized losses (gains) on investments	(0.9)	-	-	31.1	-	30.2
Increase in insurance acquisition costs	-	-	-	(80.8)	-	(80.8)
Increase in other assets	(0.2)	-	-	(13.7)	-	(13.9)
Decrease in other liabilities	(4.4)	-	-	(12.2)	-	(16.6)
Decrease in payable to affiliates, net	(1.6)	-	-	(18.1)	-	(19.7)
Capital contribution from parent (to subsidiary)	(28.8)	28.8	-	-	-	-
Dividends from subsidiaries (to parent)	27.4	(4.4)	-	(23.0)	-	-
Other, net	1.6	(9.7)	-	15.0	(0.1)	6.8
	1.0	-	7.0	169.2	(7.0)	170.2

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(1,531.4)	-	(1,531.4)
Purchase of subsidiary	-	-	-	(43.9)		(43.9)
Maturities and redemptions of fixed maturity investments	-	-	-	607.3	-	607.3
Sales of investments and other assets	2.3	-	-	701.2	-	703.5
Decrease in policy loans	-	-	-	4.5	-	4.5
	2.3	-	-	(262.3)	-	(260.0)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	361.2	-	361.2
Annuity surrenders, benefits and withdrawals	-	-	-	(278.5)	-	(278.5)
Net transfers to variable annuity assets	-	-	-	(2.9)	-	(2.9)
Reductions of notes payable	(0.1)	-	-	-	-	(0.1)
Issuance of Common Stock	1.7	-	-	-	-	1.7
Retirement of Common Stock	(1.1)	-	-	-	-	(1.1)
Trust dividend requirements	-	-	(7.0)	-	7.0	-
	0.5	-	(7.0)	79.8	7.0	80.3

Net increase (decrease) in cash and short-term investments	3.8	-	-	(13.3)	-	(9.5)
Beginning cash and short-term investments	0.9	-	-	170.0	-	170.9

Ending cash and short-term investments	$ 4.7	$ -	$ -	$ 156.7	$ -	$ 161.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

  Subsequent Event

On July 30, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register up to 3.6 million shares of its Common Stock in a rights offering. Under the offering, holders of Common Stock will receive rights which permit them to purchase shares of Common Stock at $14.00 per share. The Company intends to raise approximately $50 million in the rights offering with the proceeds being used to pay down indebtedness and provide additional capital for the Company's insurance subsidiaries. AFG has committed to exercising its rights in full for approximately 82% of the total. In addition, Carl H. Lindner, the Company's Chairman of the Board, has committed to purchase any shares not purchased by holders of rights.

The distribution of rights is expected to commence in the third quarter and the offering is expected to be completed approximately 20 days after the rights are distributed.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

ITEM 2

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

Critical Accounting Policies  Significant accounting policies are described in Note B to the financial statements. The preparation of financial statements requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of insurance reserves, the determination of "other than temporary" impairments on investments, the recoverability and carrying value of unamortized insurance acquisition costs and environmental reserves of GAFRI's former manufacturing operations are the areas where the degree of judgement required to determine amounts recorded in the financial statements make the accounting policies critical. For further discussion of these policies, see "Liquidity and Capital Resources - Investments" and in GAFRI's 2002 Form 10-K "Liquidity and Capital Resources - Uncertainties".

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios  GAFRI's consolidated debt to capital ratio was 20% at June 30, 2003 compared to 23% at December 31, 2002. For purposes of this calculation, capital represents the sum of consolidated debt, redeemable preferred securities of subsidiary trusts and stockholders' equity (excluding unrealized gains on marketable securities).

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 2003, the capital ratio of GAFRI's principal insurance subsidiary was 5.7 times its authorized control level RBC.

Sources and Uses of Funds  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions from their directly-owned insurance subsidiaries, (Great American Life Insurance Company ("GALIC") and GA Life of Puerto Rico ("GAPR")), bank borrowings and cash and investments on hand.  Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC and GAPR in 2003 without prior regulatory approval is $41.9 million and $25.8 million, respectively. In the first six months of 2003, GALIC paid a dividend of $11.0 million and GAPR paid a dividend of $1.2 million to GAFRI. In the first six months of 2003, GAFRI made a capital contribution to GALIC of $12.2 million.

The Company has an unsecured credit agreement with a group of banks under which it can borrow up to $155 million until December 31, 2004. In May 2003, the proceeds raised from the issuance of subsidiary trust preferred securities was used to pay down bank debt. At June 30, 2003, GAFRI had $42 million available under the credit line. (See Notes G and H)

The Company intends to raise approximately $50 million in a Common Stock rights offering with the proceeds being used to pay down indebtedness and provide additional capital for the Company's insurance subsidiaries. (See Note M)

In recent years, the Company has entered into several reinsurance transactions in connection with certain of its life and supplemental health operations. These transactions were entered into both in the normal course of business and as a source of additional capital and liquidity. The Company may enter into additional reinsurance transactions in the future.

At June 30, 2003, GAFRI had a $250 million shelf registration in effect under which it could issue stock or debt through one or more public offerings.

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

Following are the Company's ratings as of June 30,2003:

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

The Company's insurance ratings were recently affirmed by Fitch (with a stable outlook), and affirmed by Moody's (with a negative outlook); its ratings were downgraded by Standard & Poor's (with a negative outlook). GAFRI's operations could be materially and adversely affected by additional downgrades. In connection with recent reviews by independent rating agencies, management indicated that it intends to maintain the capital of its significant insurance subsidiaries at levels currently indicated by the rating agencies as appropriate for the current ratings. Items which could adversely affect capital levels include (i) a sustained decrease in the stock market; (ii) a significant period of low interest rates and a resulting significant narrowing of annuity "spread" (the difference between earnings received by the Company on its investments less amount credited to policyholders' annuity accounts); (iii) investment impairments; (iv) a change in reserving requirements for guaranteed minimum death benefits on variable annuities (See Note L); (v) adverse mortality, and (vi) higher than planned dividends paid due to liquidity needs by GAFRI and AAG Holding.

2002 Acquisition  On June 28, 2002, GALIC acquired Manhattan National Life Insurance Company ("MNL") for $48.5 million in cash. In December 2002, the Company reinsured 90% of the business in force.

Investments  GAFRI invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at June 30, 2003. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At June 30, 2003, 94% of GAFRI's fixed maturity portfolio was comprised

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At June 30, 2003, GAFRI's mortgage-backed securities ("MBSs") portfolio represented more than one-third of its fixed maturity investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. Due to the significant decline in the general level of interest rates in 2002, GAFRI has experienced an increase in the level of prepayments on its MBS portfolio; these prepayments have not been reinvested at interest rates comparable to the rates earned on the prepaid MBSs. Partly as a result of this, the overall yield on GAFRI's fixed maturity portfolio dropped from 7.7% at January 1, 2002 to 6.3% at June 30, 2003.

More than 95% of GAFRI's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk referred to above, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

At June 30, 2003, GAFRI had pretax net unrealized gains of $469 million on fixed maturities and $30 million on equity securities. The increase in the general level of interest rates during July caused the fixed maturity amount to decline by approximately two-thirds. Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at June 30, 2003, is shown in the following table (dollars in millions). Approximately $145 million of "Fixed Maturities" and $6 million of "Equity Securities" had no unrealized gains or losses at June 30, 2003.

	Securities with Unrealized	Securities with Unrealized
	Gains	Losses
Fixed maturities
Market value of securities	$6,880	$ 794
Amortized cost of securities	$6,385	$ 820
Gross unrealized gain or (loss)	$ 495	($ 26)
Market value as % of amortized cost	108%	97%
Number of security positions	1,297	140
Number individually exceeding $2 million gain or loss	21	2
Concentration of gains or (losses) by type or industry
(exceeding 5% of unrealized):
Mortgage-backed securities	$108.7	($ 2.4)
Banks	41.6	-
Electric services	40.6	(0.7)
U.S. government	31.9	(1.7)
State and municipal	22.2	(2.2)
Asset-backed securities	13.1	(5.1)
Natural gas transmission and distribution	10.0	(1.3)
Air transportation (generally collateralized)	3.7	(7.1)
Percentage rated investment grade	96%	83%

Equity securities
Market value of securities	$69	$2
Cost of securities	$38	$3
Gross unrealized gain or (loss)	$31	($1)
Market value as % of cost	182%	67%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

GAFRI's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $21 million of the $31 million in unrealized gains on equity securities at June 30, 2003.

The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2003, based on their market values. Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	3%	-%
After one year through five years	18	54
After five years through ten years	26	18
After ten years	12	11
	59	83
Mortgage-backed securities	41	17
	100%	100%

*Excludes $145 million of fixed maturities with no unrealized gains or losses.

GAFRI realized aggregate losses of $3.8 million during the first six months of 2003 on $22.4 million in sales of fixed maturity securities (6 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2002. Market values of four of the issues increased an aggregate of $3.2 million from December 31 to date of sale. The market value of the remaining two securities decreased $316,000 from December 31 to the sale date.

Although GAFRI had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio. None of the securities were sold out of a necessity to raise cash. GAFRI has the ability and intent to hold securities with unrealized losses at June 30, 2003, for a period of time sufficient to allow for a recovery in market value.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below (dollars in millions) summarizes the length of time securities have been in an unrealized gain or loss position at June 30, 2003.
	Aggregate Market Value	Aggregate Unrealized Gain (Loss)	Market Value as % of Cost Basis
Fixed Maturities

Securities with unrealized gains at 6/30/03:
Exceeding $500,000 and for:
Less than one year (271 issues)	$3,062	$246	108.7%
More than one year (77 issues)	912	108	113.4
Less than $500,000 and an unrealized gain for:
Less than one year (473 issues)	1,550	64	104.3
More than one year (476 issues)	1,356	77	106.0
	$6,880	$495	107.8%

Securities with unrealized losses at 6/30/03:
Exceeding $500,000 and for:
Less than one year (11 issues)	$ 241	($ 9)	96.4%
More than one year (6 issues)	36	(8)	81.8
Less than $500,000 and an unrealized loss for:
Less than one year (87 issues)	448	(6)	98.7
More than one year (36 issues)	69	(3)	95.8
	$ 794	($ 26)	96.8%

Equity Securities

Securities with unrealized gains at 6/30/03:
Exceeding $500,000 and for:
Less than one year (3 issues)	$10	$ 5	200.0%
More than one year (2 issues)	45	23	204.5
Less than $500,000 and an unrealized gain for:
Less than one year (12 issues)	11	2	122.2
More than one year (2 issues)	3	1	150.0
	$69	$31	181.6%

Securities with unrealized losses at 6/30/03:
Exceeding $500,000 and for:
Less than one year (1 issue)	$ 2	$(1)	66.7%
More than one year (1 issue)	-	-	-
Less than $500,000 and an unrealized loss for:
Less than one year (1 issue)	-	-	-
More than one year (1 issue)	-	-	-
	$ 2	($ 1)	66.7%

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

RESULTS OF OPERATIONS

General  Results of operations as shown in the accompanying financial statements are prepared in accordance with generally accepted accounting principles. Operating earnings before income taxes increased $3.3 million in the second quarter of 2003 compared to the same period in 2002 due primarily to a $17.0 million improvement in realized losses which more than offset a $12.5 million charge in the second quarter of 2003 related to the narrowing of spreads in the Company's fixed annuity operations.

Six month operating earnings before income taxes decreased $1.5 million compared to 2002 reflecting the $12.5 million second quarter charge mentioned above and lower yields on fixed maturity securities. These decreases were offset in large part by the $18.3 million improvement in realized losses during the first six months of 2003 compared to the same period in 2002.

While continued spread compression could result in further write-offs of DPAC, based on the current interest rate environment, GAFRI does not anticipate any additional material write-offs in the foreseeable future.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Retirement Products  The following table summarizes GAFRI's premiums for its retirement annuities (in millions).

Three months ended			Six months ended
June 30,			June 30,
	2003	2002	2003	2002
Annuity Premiums
Single premium fixed rate annuities	$166	$137	$328	$242
Flexible premium fixed rate annuities	49	41	94	85
Single premium variable annuities	15	26	25	62
Flexible premium variable annuities	19	24	40	47
	$249	$228	$487	$436

Fixed annuity sales increased over the same period in the prior year reflecting the addition of several new agents and products, the volatile equity markets, and the relative attractiveness of fixed annuities compared to other interest bearing instruments.

Variable annuity premiums decreased over the same period in the prior year as GAFRI continues to de-emphasize sales of variable annuities. Poor performance in the equity markets in the future could result in a further reduction in variable premiums as well as a write-off of DPAC and a charge to earnings to accrue for guaranteed minimum death benefits included in the variable products. (See "MD&A - Recent Accounting Standards")

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

Three months ended			Six months ended
June 30,			June 30,
Premiums	2003	2002	2003	2002
Supplemental insurance products	$57	$48	$109	$ 95
GA Life of Puerto Rico	17	15	33	30
Life products	9	10	21	19
	$83	$73	$163	$144
Benefits
Supplemental insurance products	$41	$42	$ 84	$ 82
GA Life of Puerto Rico	8	9	17	16
Life products	10	8	21	17
	$59	$59	$122	$115

The increase in premiums for the supplemental insurance products represents the addition of new distribution sources. The increase in supplemental insurance products benefits related to higher premiums received was primarily offset by favorable experience on the Medicare supplement products in 2003 compared to 2002.

Although results have improved in 2003, GAFRI continues to experience adverse mortality in GALIC's life division. While stricter underwriting standards have resulted in higher quality business in 2003, these standards have led to a significant drop in first year premiums. Further adverse mortality could result in a charge to income due to a further reduction in unamortized insurance acquisition costs. (See "MD&A - Insurance Acquisition Expenses").

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Net Investment Income  Net investment income decreased $3.2 million (2%) and $8.1 million (3%) in the second quarter and the first six months of 2003, respectively, compared to the same periods of 2002. An increase in average invested assets was more than offset by a lower yield on GAFRI's investment portfolio. The yield on GAFRI's fixed maturity portfolio was approximately 6.3% at June 30, 2003 compared to approximately 7.7% at January 1, 2002. (See "MD&A - Investments")

Realized Losses on Investments  Realized losses on investments included the following provisions for other than temporary impairment: second quarter of 2003 and 2002 - $10.8 million and $35.2 million; six months of 2003 and 2002 - $33.9 million and $46.5 million, respectively. Increased impairment charges in recent years reflect a rise in corporate defaults in the marketplace. Impairment charges in 2003 reflect primarily the downturn in the airline industry and writedowns of certain asset-backed securities. Impairment charges in the first six months of 2002 are primarily related to investments in the telecommunications industry and asset-backed security writedowns.

Other Income  Other income decreased $2.5 million in the first six months of 2003 compared to the same period in 2002 due primarily to a reinsurance treaty entered into by GALIC's Life Division in December 2002, partially offset by the June 2002 acquisition of MNL.

Real Estate Operations  GAFRI is engaged in a variety of real estate operations including hotels and a marina; GAFRI also owns several parcels of land. Revenues and expenses of these operations are included in GAFRI's Consolidated Income Statement as shown below (in millions).

Three months ended			Six months ended
June 30,			June 30,
	2003	2002	2003	2002
Other income	$10.0	$11.0	$16.5	$16.3
Other expenses	8.7	8.7	15.8	14.7

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. Annuity benefits in the first six months of 2003 were $9.2 million higher than the first six months of 2002. This increase is primarily due to a charge recorded in the second quarter of 2003 related to the negative effect of lower interest rates on GAFRI's fixed annuity operations.

The majority of GAFRI's fixed rate annuity products permit GAFRI to change the crediting rate at any time, subject to minimum interest rate guarantees (as determined by applicable law). Approximately 45% of GAFRI's annuity benefits accumulated relate to policies that have a minimum guarantee of 3%; the balance have a guarantee of 4%. Virtually all new sales of GAFRI's fixed annuities offer a minimum interest rate of 3%. The Company has begun to seek regulatory approvals to modify products to be issued in the future to include a 1.5% minimum crediting rate. Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. The recent interest rate environment has resulted in a spread compression, which could continue through at least the remainder of 2003. Significant changes in projected investment yields could result in charges (or credits) to earnings in the period the projections are modified.

On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues an additional liability to provide for expected deaths and annuitizations. Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect this accrual.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Insurance Acquisition Expenses  Insurance acquisition expenses include amortization of deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $4.3 million in the first six months of 2003 and $3.6 million in the first six months of 2002.

The increase in insurance acquisition expenses in the first six months of 2003 compared to the same period in 2002 is due primarily to a $6 million write-off of GAFRI's fixed annuity DPAC balance in the second quarter of 2003 as well as amortization costs associated with GAFRI's purchase of MNL in June 2002.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to further write-offs of DPAC in the future. However, absent significant deterioration in those factors, GAFRI does not anticipate any additional material write-offs in the foreseeable future.

Other Expenses  Other expenses increased in the first six months of 2003 compared to the same period in 2002 due primarily to (i) an increase in expenses from real estate operations resulting from the 2002 acquisition of property and (ii) the acquisition of MNL in June 2002.

Income Taxes  The provision for income taxes presented reflects the effects of non-taxable foreign operations. The provision (credit) for income taxes in the second quarter and first six months of 2002 reflects reductions of $3.3 million in the valuation allowance associated with certain deferred tax assets.

Cumulative Effect of Accounting Change  Effective January 1, 2002, GAFRI implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized, but is subject to an impairment test at least annually. The initial impairment testing resulted in a first quarter of 2002 charge of $17.7 million (aftertax) for the cumulative effect of an accounting change. (See Note E)

Recent Accounting Standards  SFAS No. 150, which was issued in the second quarter of 2003 and is effective for quarters beginning after June 15, 2003, establishes new standards for the classification of certain financial instruments with characteristics of both liabilities and equity. Under SFAS No. 150, GAFRI will reclassify its mandatorily redeemable preferred securities of subsidiary trusts to a separate line item included in liabilities. Implementation of this standard will have no effect on GAFRI's Stockholders' Equity or net earnings.

SOP 03-1 "Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-Duration Contracts and Separate Accounts" was issued in July 2003 and is effective for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. SOP 03-1 provides additional accounting and reporting guidance for variable and fixed annuities.

When adopted, SOP 03-1 will be accounted for as a cumulative effect of a change in accounting principle. If adopted in 2003, the adjustment would be recorded as of January 1, 2003, with restatement of previously reported 2003 results.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

GAFRI's variable annuity contracts contain a guaranteed minimum death benefit ("GMDB") (which may exceed the value of the policyholder's account) to be paid if the annuityholder dies before the annuity payout period commences. Liabilities for any difference between the GMDB and the related account balance is borne by GAFRI and expensed when paid. In periods of declining equity markets, the GMDB difference increases as the variable annuity account value decreases. At June 30, 2003 and December 31, 2002, the aggregate GMDB values (assuming every policyholder died on those dates) exceeded the market value of the underlying variable annuities by $193 million and $233 million, respectively. Industry practice varies, but GAFRI does not establish GAAP reserves for this mortality risk. Under SOP 03-1, GAFRI would be required to record a liability for the present value of expected GMDB payments. Initial recognition of a GAAP liability is estimated to be less than $5 million at 6/30/03. Death benefits paid in excess of the variable annuity account balance were $1.0 million in the first six months of 2003.

The impact of SOP 03-01 on accounting for GAFRI's fixed annuities has not yet been determined.

Item 3

Quantitative and Qualitative Disclosure of Market Risk

Other than the effect that the recent interest rate environment has had on GAFRI's investment portfolio (See Management's Discussion and Analysis, "Investments" and "Net Investment Income"), as of June 30, 2003, there were no material changes to the information provided in GAFRI's Form 10-K for 2002 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4

Evaluation of Disclosure Controls and Procedures

GAFRI's chief executive officer and chief financial officer, with the participation of management, have evaluated GAFRI's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15) as of the end of the period covered by this report. Based on the evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in GAFRI's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART II

OTHER INFORMATION

Item 4

Submission of Matters to a Vote of Security Holders

The Registrant's Annual Stockholders' Meeting was held May 22, 2003. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. All of the nominees for director proposed by the Registrant were elected to the Board of Directors.

The votes cast for, against, and the number withheld or abstentions as to each matter voted on at the 2003 Annual Meeting is set forth below:
	For	Against	Withheld/Abstain
Election of Directors:
Carl H. Lindner	39,034,062	NA	31,257
S. Craig Lindner	39,047,719	NA	17,600
Robert A. Adams	39,047,518	NA	17,801
Ronald G. Joseph	39,052,930	NA	12,389
John T. Lawrence III	39,041,836	NA	23,483
William R. Martin	39,039,886	NA	25,433
Charles R. Scheper	38,996,093	NA	69,226
Ronald W. Tysoe	39,042,068	NA	23,251

Proposal 2	38,954,609	105,469	5,241

NA - Not Applicable

Item 6

Exhibits and Reports on Form 8-K
  Exhibits:

Number	Exhibit Description
31(a)	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K:

Date of Report	Items Reported
May 1, 2003	First Quarter 2003 Earnings Release
July 31, 2003	Second Quarter 2003 Earnings Release

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
GREAT AMERICAN FINANCIAL RESOURCES, INC.

August 12, 2003	BY:/s/Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer