Form 10-Q
period 2003-09-30
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2003-11-12
CIK 894651

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2003	Commission File No. 1-11632

GREAT AMERICAN FINANCIAL RESOURCES, INC.
Incorporated under	IRS Employer I.D.
the Laws of Delaware	No. 06-1356581

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

As of November 1, 2003, there were 46,915,192 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

TABLE OF CONTENTS

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

FINANCIAL INFORMATION

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	September 30,	December 31,
	2003	2002
Assets
Investments:
Fixed maturities - at market
(amortized cost - $7,656.7 and $6,894.1)	$ 8,015.8	$7,181.1
Equity securities - at market
(cost - $46.2 and $47.0)	76.0	73.5
Mortgage loans on real estate	15.9	18.9
Real estate	80.3	78.6
Policy loans	215.3	214.9
Short-term investments	503.8	400.0
Total investments	8,907.1	7,967.0

Cash	0.9	2.2
Accrued investment income	93.0	95.3
Unamortized insurance acquisition costs, net	613.2	591.0
Other assets	375.6	252.0
Variable annuity assets (separate accounts)	509.0	455.1

	$10,498.8	$9,362.6

Liabilities and Capital
Annuity benefits accumulated	$ 6,867.0	$6,453.9
Life, accident and health reserves	964.9	902.4
Notes payable	192.1	250.3
Payable to subsidiary trust (issuer of
preferred securities)	20.0	-
Payable to affiliates, net	95.4	62.4
Deferred taxes on unrealized gains	109.9	93.3
Payable for securities purchased	494.2	16.6
Accounts payable, accrued expenses and other
liabilities	122.9	133.8
Variable annuity liabilities (separate accounts)	509.0	455.1
Total liabilities	9,375.4	8,367.8

Mandatorily redeemable preferred securities
of consolidated subsidiary trusts	142.9	142.9

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-46,913,560 and 42,456,843 shares outstanding	46.9	42.4
Capital surplus	405.3	347.6
Retained earnings	317.1	281.9
Unrealized gains on marketable securities, net	211.2	180.0
Total stockholders' equity	980.5	851.9

	$10,498.8	$9,362.6

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

Three months ended			Nine months ended
September 30,			September 30,
	2003	2002	2003	2002
Revenues:
Life, accident and health premiums	$ 83.9	$ 81.0	$246.6	$224.6
Net investment income	127.1	131.8	382.2	395.0
Realized gains (losses) on investments	0.7	(21.4)	(11.2)	(51.6)
Other income	26.9	30.3	65.6	71.5
	238.6	221.7	683.2	639.5
Costs and Expenses:
Annuity benefits	71.5	68.7	227.2	215.2
Life, accident and health benefits	63.0	69.6	185.4	184.9
Insurance acquisition expenses	27.4	31.1	87.0	81.1
Preferred distribution requirement on consolidated subsidiary trusts	3.2	3.2	9.7	9.7
Other interest and debt expenses	3.0	2.7	8.5	8.1
Other expenses	41.2	45.3	116.3	118.1
	209.3	220.6	634.1	617.1

Operating earnings before income taxes	29.3	1.1	49.1	22.4
Provision (credit) for income taxes	9.4	(0.9)	13.9	1.1

Income before accounting change	19.9	2.0	35.2	21.3
Cumulative effect of accounting change, net of tax	-	-	-	(17.7)

Net Income	$ 19.9	$ 2.0	$ 35.2	$ 3.6

Basic earnings per common share:
Income before accounting change	$ 0.46	$ 0.05	$ 0.82	$ 0.50
Accounting change	-	-	-	(0.42)
Net income	$ 0.46	$ 0.05	$ 0.82	$ 0.08

Diluted earnings per common share:
Income before accounting change	$ 0.46	$ 0.05	$ 0.82	$ 0.50
Accounting change	-	-	-	(0.42)
Net income	$ 0.46	$ 0.05	$ 0.82	$ 0.08

Average number of common shares:
Basic	43.0	42.4	42.7	42.4
Diluted	43.0	42.6	42.7	42.7

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)
	Nine months ended
	September 30,
	2003	2002
Common Stock:
Balance at beginning of period	$ 42.4	$ 42.3
Common Stock issued	4.5	0.2
Common Stock retired	-	(0.1)
Balance at end of period	$ 46.9	$ 42.4

Capital Surplus:
Balance at beginning of period	$347.6	$346.7
Common Stock issued	58.2	1.7
Common Stock retired	(0.5)	(1.5)
Balance at end of period	$405.3	$346.9

Retained Earnings:
Balance at beginning of period	$281.9	$270.0
Net income	35.2	3.6
Balance at end of period	$317.1	$273.6

Unrealized Gains, Net:
Balance at beginning of period	$180.0	$ 89.8
Change during period	31.2	100.7
Balance at end of period	$211.2	$190.5

Comprehensive Income
Net income	$ 35.2	$ 3.6
Other comprehensive income - change in net
unrealized gains	31.2	100.7
Comprehensive income	$ 66.4	$104.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)
	Nine months ended
	September 30,
	2003	2002
Cash Flows from Operating Activities:
Net income	$ 35.2	$ 3.6
Adjustments:
Cumulative effect of accounting change	-	17.7
Increase in life, accident and health reserves	62.5	64.0
Benefits to annuity policyholders	227.2	215.2
Amortization of insurance acquisition costs	87.0	81.1
Depreciation and amortization	14.6	19.9
Realized losses on investments	11.2	51.6
Increase in insurance acquisition costs	(118.8)	(121.2)
Increase in other assets	(13.8)	(37.9)
Decrease in other liabilities	(32.3)	(10.6)
Increase (decrease) in payable to affiliates, net	33.0	(32.3)
Other, net	10.5	5.9
	316.3	257.0

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(4,059.4)	(2,214.3)
Equity securities	(12.1)	(3.6)
Subsidiaries and affiliates	-	(48.5)
Real estate, mortgage loans and other assets	(6.9)	(15.7)
Maturities and redemptions of fixed maturity investments	952.7	887.2
Sales of:
Fixed maturity investments	2,686.9	1,117.0
Equity securities	19.5	0.7
Real estate, mortgage loans and other assets	3.2	6.2
Cash and short term investments of acquired subsidiaries	-	4.6
Decrease (increase) in policy loans	(0.4)	4.4
	(416.5)	(262.0)

Cash Flows from Financing Activities:
Fixed annuity receipts	592.8	599.2
Annuity surrenders, benefits and withdrawals	(417.6)	(410.6)
Net transfers from variable annuity assets	4.1	12.3
Additions to notes payable	8.0	-
Reductions of notes payable	(66.2)	(0.2)
Issuance of Common Stock	62.7	1.9
Retirement of Common Stock	(0.5)	(1.6)
Issuance of Trust Preferred Securities	19.4	-
	202.7	201.0

Net increase in cash and short-term investments	102.5	196.0
Beginning cash and short-term investments	402.2	170.9
Ending cash and short-term investments	$ 504.7	$ 366.9

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

American Financial Group, Inc. ("AFG") and its subsidiaries owned 82% of GAFRI's Common Stock at November 1, 2003.

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

Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings (included in realized gains) and the cost basis of that investment is reduced.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Derivatives  Derivatives included in GAFRI's balance sheet consist primarily of the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other assets) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk imbedded in those annuity products. Changes in the fair value of derivatives are included in current earnings.

Goodwill  Goodwill represents the excess of cost of subsidiaries over GAFRI's equity in their underlying net assets. Effective January 1, 2002, GAFRI implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but is subject to an impairment test at least annually. As required under SFAS No. 142, GAFRI completed the transitional test for goodwill impairment (as of January 1, 2002) in the fourth quarter of 2002. The resulting write-down was reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle.

Reinsurance  In the normal course of business, GAFRI's insurance subsidiaries cede insurance to other companies under various reinsurance agreements to diversify risk and limit maximum exposure. These transactions may also provide a source of additional capital and liquidity. Under these agreements, GAFRI pays to the reinsurer a proportionate share of the premiums, less commissions, and the reinsurer is liable for a corresponding part of all benefit payments. A substantial portion of GAFRI's life business is reinsured.

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

Mandatorily Redeemable Preferred Securities of Subsidiary Trusts  Under current guidance provided by Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), GAFRI believes it will be required to deconsolidate two wholly-owned subsidiary trusts because they are "variable interest entities" ("VIEs") in which GAFRI is not considered to be the primary beneficiary. These subsidiary trusts were formed to issue preferred securities and, in turn, purchase a like amount of subordinated debt from their parent company, which provides interest and principal payments to fund the respective trust obligations. Accordingly, the subordinated debt due the trusts would be shown as a liability in the Balance Sheet and the related interest expense would be shown in the Income Statement as interest on subsidiary trust obligations. The FASB has deferred implementation of FIN 46 for VIEs created before February 1, 2003, until periods ending after December 15, 2003. See Note H - "Mandatorily Redeemable Preferred Securities of Consolidated Subsidiary Trusts."

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation  As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," GAFRI accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under GAFRI's stock option plans, options are granted to officers, directors, and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants.

The following table illustrates the effect on net income (in millions) and earnings per share had compensation cost been recognized and determined based on "fair values" at grant dates consistent with the method prescribed by SFAS No. 123. For SFAS No. 123 purposes, the "fair value" of $4.63 per option granted in the first nine months of 2003 and $6.09 for the first nine months of 2002 was calculated using the Black-Scholes option pricing model and the following assumptions: dividend yield of less than 1%; expected volatility of 20%; risk-free interest rate of 3% for 2003 and 5% for 2002; and expected option life of 7.5 years. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value."

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income, as reported	$19.9	$ 2.0	$35.2	$ 3.6
Pro forma stock option expense, net of tax	(0.4)	(0.7)	(1.2)	(0.9)

Adjusted net income	$19.5	$ 1.3	$34.0	$ 2.7

Earnings per share (as reported):
Basic	$0.46	$0.05	$0.82	$0.08
Diluted	$0.46	$0.05	$0.82	$0.08

Earnings per share (adjusted):
Basic	$0.45	$0.03	$0.80	$0.06
Diluted	$0.45	$0.03	$0.80	$0.06

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

C. Acquisition

On June 28, 2002, GAFRI's principal insurance subsidiary acquired Manhattan National Life Insurance Company ("MNL") from a subsidiary of Conseco, Inc. for $48.5 million in cash. While MNL is no longer writing new policies, as of September 30, 2003, it had approximately 80,000 policies in force (primarily term life). GAFRI has reinsured 90% of this in force business.

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

GA Life of Puerto Rico ("GAPR") sells in-home life and supplemental health products through a network of company-employed agents.  Sales in Puerto Rico accounted for 20% of GAFRI's life, accident and health premiums in the first nine months of 2003 and 2002.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Corporate and other consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company). The following table shows GAFRI's revenues and operating profit by significant business segment (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenues
Life and annuity products	$150.7	$165.2	$435.1	$458.4
Supplemental insurance products	67.1	58.4	196.8	174.9
GA Life of Puerto Rico	19.3	18.2	57.2	53.2
Corporate and other	0.8	1.3	5.3	4.6
Total operating revenues	237.9	243.1	694.4	691.1

Realized gains (losses) on investments	0.7	(21.4)	(11.2)	(51.6)
Total revenues per income statement	$238.6	$221.7	$683.2	$639.5

Operating profit - pretax
Life and annuity products	$ 28.7	$ 26.0	$ 57.6	$ 85.3
Supplemental insurance products	5.7	2.0	16.8	5.7
GA Life of Puerto Rico	3.0	3.1	9.0	8.8
Corporate and other	(8.8)	(8.6)	(23.1)	(25.8)
Pretax earnings from operations	28.6	22.5	60.3	74.0

Realized gains (losses) on investments	0.7	(21.4)	(11.2)	(51.6)
Total pretax income per income statement	$ 29.3	$ 1.1	$ 49.1	$ 22.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

E. Goodwill

Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing. GAFRI completed its initial test in the fourth quarter of 2002 which resulted in a $17.7 million after tax ($0.42 per diluted share) impairment charge reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle.

The impairment charge recorded in 2002 was primarily related to a decrease in estimated future earnings based upon lower forecasted new business sales over the next few years.

F. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	September 30,	December 31,
	2003	2002

Deferred policy acquisition costs	$661.9	$647.8
Present value of future profits acquired ("PVFP")	64.4	66.8
Unearned revenues	(113.1)	(123.6)
	$613.2	$591.0

The PVFP amounts in the table above are net of $63.5 million and $57.3 million of accumulated amortization at September 30, 2003 and December 31, 2002, respectively. Amortization of the PVFP was $6.2 million and $8.5 million during the first nine months of 2003 and 2002, respectively. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 13% of the balance at the beginning of each respective year.

G. Notes Payable

Notes payable consisted of the following (in millions):

	September 30,	December 31,
	2003	2002

Direct obligations of GAFRI	$ 1.5	$ 1.7
Obligations of AAG Holding (guaranteed by GAFRI):
6-7/8% Senior Notes due 2008	100.0	100.0
Bank Credit Line	90.6	148.6
Total	$192.1	$250.3

AAG Holding has an unsecured credit agreement with a group of banks under which it can borrow up to $155 million. Borrowings bear interest at floating rates based on prime or Euro dollar rates and mature on December 31, 2004. At September 30, 2003, the weighted-average interest rate on amounts borrowed under the credit line was 1.85%.

In the first nine months of 2003, AAG Holding paid down bank debt using the proceeds from the $20 million issuance of trust preferred securities, $30 million of the proceeds from the Common Stock rights offering and available cash.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In November 2003, the Company issued $112.5 million principal amount of 7-1/2%, 30 year Senior Debentures and used the majority of the proceeds to pay down all of the remaining amounts borrowed under the bank credit line. See Note M - "Subsequent Event."

At September 30, 2003, scheduled principal payments on debt for the remainder of 2003 and the subsequent five years (adjusted to reflect the November 2003 pay down of the bank credit line) were as follows (in millions):

2003	2004	2005	2006	2007	2008
$ -	$0.2	$0.2	$0.2	$0.1	$100.1

H. Mandatorily Redeemable Preferred Securities of Consolidated Subsidiary Trusts

Wholly-owned subsidiary trusts of GAFRI have issued preferred securities and, in turn, purchased from their parent company a like amount of subordinated debt which provides interest and principal payments to fund the trusts' obligations. The preferred securities are mandatorily redeemable upon maturity or redemption of the subordinated debt.  GAFRI effectively provides an unconditional guarantee of the trusts' obligations. The preferred securities of GAFRI's consolidated subsidiary trusts consisted of the following:

Date of				Optional
Issuance	Issue (Maturity Date)	09/30/03	12/31/02	Redemption Dates
November 1996	9-1/4% TOPrS (2026)	$72,912,500	$72,912,500	Currently redeemable
March 1997	8-7/8% Pfd (2027)	70,000,000	70,000,000	On or after 3/1/2007

In May 2003, a newly formed wholly-owned subsidiary trust of GAFRI issued $20 million of trust preferred securities for proceeds of $20 million before issue costs of approximately $600,000. Until May 2008, these securities pay interest quarterly at an annual rate of 7.35%, after which the interest rate will reset quarterly to an annual rate of Libor plus 4.1%. The proceeds from this transaction were used primarily to pay down bank debt. In accordance with FIN 46, variable interest entities that issue preferred securities subsequent to January 31, 2003, are not consolidated for reporting purposes. The $20 million in subordinated debt due this trust is shown as a liability in the Balance Sheet, and the related interest expense is included in "Other interest and debt expenses" in the Income Statement.

I. Stockholders' Equity

At September 30, 2003, there were 5.3 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans for employees and directors. Under these plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

The change in net unrealized gains on marketable securities for the nine months ended September 30 included the following (in millions):

	2003			2002
	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains on securities arising during the period	$36.4	($12.5)	$23.9	$100.5	($33.6)	$ 66.9
Realized losses on securities	11.4	(4.1)	7.3	51.8	(18.0)	33.8
Change in net unrealized gains on marketable securities	$47.8	($16.6)	$31.2	$152.3	($51.6)	$100.7

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

In September 2003, GAFRI raised approximately $60 million through the sale of 4.3 million common shares in a rights offering. In the offering, AFG purchased 3.5 million shares and Carl H. Lindner, the Company's Chairman of the Board, purchased 0.4 million shares.

J. Earnings Per Share

The number of common shares outstanding used in calculating diluted earnings per share in the third quarter and first nine months of 2002 includes 0.2 million shares and 0.3 million shares, respectively, for the effect of the assumed exercise of GAFRI's stock options.

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

L. Additional Information

Statutory Information  Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	September 30,	December 31,
	2003	2002
Capital and surplus	$467.7	$418.6
Asset valuation reserve	59.9	61.2
Interest maintenance reserve	25.3	26.0

Nine months ended September 30,
	2003	2002
Pretax income from operations	$51.9	$47.5
Net income (loss)	19.6	(33.7)

Dividends which can be paid by GAFRI's insurance subsidiaries, without prior approval of regulatory authorities, are subject to restrictions relating to capital and surplus and statutory net income. Based on capital and surplus at December 31, 2002, GALIC and GAPR may pay $41.9 million and $25.8 million, respectively, in dividends in 2003 without prior approval. In the first nine months of 2003, GALIC paid a dividend of $11.0 million and GAPR paid a dividend of $1.2 million to GAFRI. In the first nine months of 2003, GAFRI made capital contributions to GALIC of $37.2 million.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Information  GAFRI has guaranteed all of the outstanding debt of AAG Holding and the preferred securities of the Trusts. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	CONS	ALL OTHER	CONS
SEPTEMBER 30, 2003	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 6.7	$ 0.1	$ -	$ 8,901.2	$ -	$ 8,908.0
Investment in subsidiaries	924.7	1,290.5	-	7.3	(2,222.5)	-
Notes receivable from AAG Holding	102.4	-	154.6	-	(257.0)	-
Unamortized insurance acquisition costs, net	-	-	-	613.2	-	613.2
Other assets	17.4	2.1	2.9	407.4	38.8	468.6
Variable annuity assets (separate accounts)	-	-	-	509.0	-	509.0
	$1,051.2	$1,292.7	$157.5	$10,438.1	($2,440.7)	$10,498.8

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$ 7,837.7	($ 5.8)	$ 7,831.9
Notes payable to GAFRI	-	102.4	-	-	(102.4)	-
Other notes payable	1.5	190.6	-	-	-	192.1
Payable to subsidiary trust	-	20.6	-	-	(0.6)	20.0
Notes payable to consolidated subsidiary trusts	-	154.6	-	-	(154.6)	-
Other liabilities	69.2	22.2	2.9	732.0	(3.9)	822.4
Variable annuity liabilities (separate accounts)	-	-	-	509.0	-	509.0
	70.7	490.4	2.9	9,078.7	(267.3)	9,375.4

Mandatorily redeemable preferred securities of consolidated subsidiary trusts	-	-	150.0	-	(7.1)	142.9

Total stockholders' equity	980.5	802.3	4.6	1,359.4	(2,166.3)	980.5
	$1,051.2	$1,292.7	$157.5	$10,438.1	($2,440.7)	$10,498.8

DECEMBER 31, 2002

Assets
Cash and investments	$ 3.5	$ -	$ -	$7,967.3	($ 1.6)	$7,969.2
Investment in subsidiaries	801.1	1,193.4	-	0.9	(1,995.4)	-
Notes receivable from AAG Holding	102.4	-	154.6	-	(257.0)	-
Unamortized insurance acquisition costs, net	-	-	-	591.0	-	591.0
Other assets	18.3	1.4	4.7	287.9	35.0	347.3
Variable annuity assets (separate accounts)	-	-	-	455.1	-	455.1
	$925.3	$1,194.8	$159.3	$9,302.2	($2,219.0)	$9,362.6

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$7,361.8	($ 5.5)	$7,356.3
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to consolidated subsidiary trusts	-	154.6	-	-	(154.6)	-
Other notes payable	1.7	248.6	-	-	-	250.3
Other liabilities	71.7	7.4	4.7	231.3	(9.0)	306.1
Variable annuity liabilities (separate accounts)	-	-	-	455.1	-	455.1
	73.4	513.0	4.7	8,048.3	(271.6)	8,367.8

Mandatorily redeemable preferred securities of consolidated subsidiary trusts	-	-	150.0	-	(7.1)	142.9

Total stockholders' equity	851.9	681.8	4.6	1,253.9	(1,940.3)	851.9
	$925.3	$1,194.8	$159.3	$9,302.2	($2,219.0)	$9,362.6

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	CONS	ALL OTHER	CONS
SEPTEMBER 30, 2003	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 83.9	$ -	$ 83.9
Net investment income and other revenue	4.5	-	-	152.6	(2.4)	154.7
Interest income on AAG Holding notes	-	-	3.5	-	(3.5)	-
Equity in earnings of subsidiaries	27.1	35.0	-	-	(62.1)	-
	31.6	35.0	3.5	236.5	(68.0)	238.6

Costs and Expenses:
Insurance benefits and expenses	-	-	-	161.9	-	161.9
Interest expense (consolidated trusts)	-	3.5	-	-	(3.5)	-
Other interest and debt expenses	-	5.4	-	-	0.8	6.2
Other expenses	2.3	1.9	-	37.1	(0.1)	41.2
	2.3	10.8	-	199.0	(2.8)	209.3

Earnings before income taxes	29.3	24.2	3.5	37.5	(65.2)	29.3
Provision for income taxes	9.4	8.4	-	12.1	(20.5)	9.4

Net income	$19.9	$15.8	$ 3.5	$ 25.4	($44.7)	$ 19.9

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2003

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$246.6	$ -	$246.6
Net investment income and other revenue	15.0	-	-	429.9	(8.3)	436.6
Interest income on AAG Holding notes	-	-	10.5	-	(10.5)	-
Equity in earnings of subsidiaries	40.1	63.1	-	-	(103.2)	-
	55.1	63.1	10.5	676.5	(122.0)	683.2

Costs and Expenses:
Insurance benefits and expenses	-	-	-	499.6	-	499.6
Interest expense (consolidated trusts)	-	10.5	-	-	(10.5)	-
Other interest and debt expenses	0.1	15.6	-	-	2.5	18.2
Other expenses	5.9	5.4	-	106.7	(1.7)	116.3
	6.0	31.5	-	606.3	(9.7)	634.1

Earnings before income taxes	49.1	31.6	10.5	70.2	(112.3)	49.1
Provision for income taxes	13.9	10.5	-	20.7	(31.2)	13.9

Net income	$35.2	$21.1	$10.5	$ 49.5	($ 81.1)	$ 35.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
SEPTEMBER 30, 2002	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 81.0	$ -	$ 81.0
Net investment income and other revenue	4.9	-	-	140.8	(5.0)	140.7
Interest income on AAG Holding notes	-	-	3.5	-	(3.5)	-
Equity in earnings of subsidiaries	(1.5)	7.0	-	-	(5.5)	-
	3.4	7.0	3.5	221.8	(14.0)	221.7

Costs and Expenses:
Insurance benefits and expenses	-	-	-	169.4	-	169.4
Interest expense on AAG Holding notes	-	3.5	-	-	(3.5)	-
Other interest and debt expenses	0.1	5.1	-	-	0.7	5.9
Other expenses	2.2	2.5	-	42.8	(2.2)	45.3
	2.3	11.1	-	212.2	(5.0)	220.6

Earnings (loss) before income taxes	1.1	(4.1)	3.5	9.6	(9.0)	1.1
Provision (credit) for income taxes	(0.9)	(1.6)	-	1.8	(0.2)	(0.9)

Net income (loss)	$ 2.0	($ 2.5)	$3.5	$ 7.8	($ 8.8)	$ 2.0

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$224.6	$ -	$224.6
Net investment income and other revenue	16.6	-	-	412.6	(14.3)	414.9
Interest income on AAG Holding notes	-	-	10.5	-	(10.5)	-
Equity in earnings of subsidiaries	12.6	38.9	-	-	(51.5)	-
	29.2	38.9	10.5	637.2	(76.3)	639.5

Costs and Expenses:
Insurance benefits and expenses	-	-	-	481.2	-	481.2
Interest expense on AAG Holding notes	-	10.5	-	-	(10.5)	-
Other interest and debt expenses	0.1	15.3	-	-	2.4	17.8
Other expenses	6.7	7.1	-	110.6	(6.3)	118.1
	6.8	32.9	-	591.8	(14.4)	617.1

Earnings before income taxes	22.4	6.0	10.5	45.4	(61.9)	22.4
Provision for income taxes	1.1	1.6	-	11.4	(13.0)	1.1

Income before accounting change	21.3	4.4	10.5	34.0	(48.9)	21.3

Accounting change, net	(17.7)	-	-	(17.7)	17.7	(17.7)

Net income	$ 3.6	$ 4.4	$10.5	$ 16.3	($ 31.2)	$ 3.6

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE NINE MONTHS ENDED		AAG	CONS	ALL OTHER	CONS
SEPTEMBER 30, 2003	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$35.2	$21.1	$10.5	$ 49.5	($81.1)	$ 35.2
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(29.4)	(42.4)	-	-	71.8	-
Increase in life, accident and health reserves	-	-	-	62.5	-	62.5
Benefits to annuity policyholders	-	-	-	227.2	-	227.2
Amortization of insurance acquisition costs	-	-	-	87.0	-	87.0
Depreciation and amortization	-	2.6	-	12.0	-	14.6
Realized losses on investments	0.1	-	-	11.1	-	11.2
Increase in insurance acquisition costs	-	-	-	(118.8)	-	(118.8)
Decrease (increase) in other assets	5.5	-	-	(19.3)	-	(13.8)
Decrease in other liabilities	(5.9)	-	-	(26.4)	-	(32.3)
Increase payable to affiliates, net	3.4	-	-	29.6	-	33.0
Capital contribution from parent (to subsidiary)	(95.6)	58.4	-	37.2	-	-
Dividends from subsidiaries(to parent)	28.0	(15.7)	-	(12.3)	-	-
Other, net	0.1	14.6	-	(3.0)	(1.2)	10.5
	(58.6)	38.6	10.5	336.3	(10.5)	316.3

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(4,078.4)	-	(4,078.4)
Maturities and redemptions of fixed maturity investments	-	-	-	952.7	-	952.7
Sales of investments and other assets	1.2	-	-	2,708.4	-	2,709.6
Decrease in policy loans	-	-	-	(0.4)	-	(0.4)
	1.2	-	-	(417.7)	-	(416.5)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	592.8	-	592.8
Annuity surrenders, benefits and withdrawals	-	-	-	(417.6)	-	(417.6)
Net transfers from variable annuity assets	-	-	-	4.1	-	4.1
Additions to notes payable	-	8.0	-	-	-	8.0
Reductions of notes payable	(0.2)	(66.0)	-	-	-	(66.2)
Issuance of Common Stock	62.7	-	-	-	-	62.7
Retirement of Common Stock	(0.5)	-	-	-	-	(0.5)
Trust dividend requirements	-	-	(10.5)	-	10.5	-
Issuance of Trust Preferred Securities	-	19.4	-	-	-	19.4
	62.0	(38.6)	(10.5)	179.3	10.5	202.7

Net increase in cash and short-term investments	4.6	-	-	97.9	-	102.5
Beginning cash and short-term investments	1.9	-	-	400.3	-	402.2

Ending cash and short-term investments	$ 6.5	$ -	$ -	$ 498.2	$ -	$ 504.7

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE NINE MONTHS ENDED		AAG	TOTAL	ALL OTHER	CONS
SEPTEMBER 30, 2002	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$ 3.6	$ 4.4	$10.5	$ 16.3	($31.2)	$ 3.6
Adjustments:
Cumulative effect of accounting change	17.7	-	-	17.7	(17.7)	17.7
Equity in net earnings of subsidiaries and affiliates	(11.7)	(26.9)	-	-	38.6	-
Increase in life, accident and health reserves	-	-	-	64.0	-	64.0
Benefits to annuity policyholders	-	-	-	215.2	-	215.2
Amortization of insurance acquisition costs	-	-	-	81.1	-	81.1
Depreciation and amortization	0.1	0.2	-	19.6	-	19.9
Realized losses (gains) on investments	(0.3)	-	-	51.9	-	51.6
Increase in insurance acquisition costs	-	-	-	(121.2)	-	(121.2)
Increase in other assets	2.3	-	-	(40.2)	-	(37.9)
Decrease in other liabilities	(2.4)	-	-	(8.2)	-	(10.6)
Decrease in payable to affiliates, net	(3.7)	-	-	(28.6)	-	(32.3)
Capital contribution from parent (to subsidiary)	(41.3)	41.3	-	-	-	-
Dividends from subsidiaries (to parent)	35.4	(12.4)	-	(23.0)	-	-
Other, net	-	(6.6)	-	12.7	(0.2)	5.9
	(0.3)	-	10.5	257.3	(10.5)	257.0

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(2,233.6)	-	(2,233.6)
Purchase of subsidiary	-	-	-	(43.9)		(43.9)
Maturities and redemptions of fixed maturity investments	6.4	-	-	880.8	-	887.2
Sales of investments and other assets	2.3	-	-	1,121.6	-	1,123.9
Decrease in policy loans	-	-	-	4.4	-	4.4
	8.7	-	-	(270.7)	-	(262.0)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	599.2	-	599.2
Annuity surrenders, benefits and withdrawals	-	-	-	(410.6)	-	(410.6)
Net transfers to variable annuity assets	-	-	-	12.3	-	12.3
Reductions of notes payable	(0.2)	-	-	-	-	(0.2)
Issuance of Common Stock	1.9	-	-	-	-	1.9
Retirement of Common Stock	(1.6)	-	-	-	-	(1.6)
Trust dividend requirements	-	-	(10.5)	-	10.5	-
	0.1	-	(10.5)	200.9	10.5	201.0

Net increase (decrease) in cash and short-term investments	8.5	-	-	187.5	-	196.0
Beginning cash and short-term investments	0.9	-	-	170.0	-	170.9

Ending cash and short-term investments	$ 9.4	$ -	$ -	$ 357.5	$ -	$ 366.9

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

  Subsequent Event

In November 2003, AAG Holding raised approximately $109 million through the sale of $112.5 million principal amount of senior debentures. The debentures carry a stated coupon rate of 7-1/2%, mature in 2033, and are non-callable for five years. The offering was made under the Company's effective shelf registration statement filed with the Securities and Exchange Commission covering the issuance of up to $250 million of various securities of the Company. Approximately $91 million of the net proceeds was used to pay down all outstanding borrowings under the Company's bank credit agreement. The remaining proceeds will be used for general corporate purposes.

The underwriters may purchase an additional $2.5 million principal amount of debentures at the public offering price less the underwriting commission until November 30, 2003 to cover additional overallotments, if any.

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

Forward-looking statements included in this Form 10-Q are made only as of the date of this report and under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934; we do not have any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Critical Accounting Policies  Significant accounting policies are described in Note B to the financial statements. The preparation of financial statements requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of insurance reserves, the determination of "other than temporary" impairments on investments, the recoverability and carrying value of unamortized insurance acquisition costs and environmental reserves of GAFRI's former manufacturing operations are the areas where the degree of judgement required to determine amounts recorded in the financial statements make the accounting policies critical. For further discussion of these policies, see "Liquidity and Capital Resources - Investments" and in GAFRI's 2002 Form 10-K "Liquidity and Capital Resources - Uncertainties."

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios  GAFRI's consolidated debt to capital ratio was 32% at September 30, 2003 compared to 37% at December 31, 2002. For purposes of this calculation, consolidated debt includes notes payable, payable to subsidiary trust and redeemable preferred securities of consolidated subsidiary trusts; capital represents the sum of consolidated debt and stockholders' equity (excluding unrealized gains on marketable securities).

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 2003, the capital ratio of GAFRI's principal insurance subsidiary was 5.9 times its authorized control level RBC.

Sources and Uses of Funds  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions from their directly-owned insurance subsidiaries, (Great American Life Insurance Company ("GALIC") and GA Life of Puerto Rico ("GAPR")), bank borrowings and cash and investments on hand.  Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC and GAPR in 2003 without prior regulatory approval is $41.9 million and $25.8 million, respectively. In the first nine months of 2003, GALIC paid a dividend of $11.0 million and GAPR paid a dividend of $1.2 million to GAFRI. In the first nine months of 2003, GAFRI made capital contributions to GALIC of $37.2 million.

The Company has an unsecured credit agreement with a group of banks under which it can borrow up to $155 million until December 31, 2004. In May 2003, the proceeds raised from the issuance of subsidiary trust preferred securities was used to pay down bank debt. See Note H - "Mandatorily Redeemable Preferred Securities of Consolidated Subsidiary Trusts."

In September 2003, the Company raised approximately $60 million through a common stock rights offering. GAFRI used $30 million of the proceeds to pay down outstanding borrowings under its bank line, and contributed $25 million to GALIC. Approximately $5 million remained at the parent company for general corporate purposes.

At September 30, 2003, GAFRI had a $250 million shelf registration in effect under which it could issue stock or debt through one or more public offerings. In November 2003, the Company raised approximately $109 million through the issuance of 7-1/2% Senior Debentures maturing in 2033. The majority of the proceeds from this issuance were used to repay the remaining amounts borrowed under the Company's bank credit line. See Note M - "Subsequent Event."

In recent years, the Company has entered into several reinsurance transactions in connection with certain of its life and supplemental health operations. These transactions provided additional capital and liquidity and were entered into in the normal course of business in order to exit certain lines, fund an acquisition and transfer risk. The Company may enter into additional reinsurance transactions in the future.

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

Following are the Company's ratings as of September 30, 2003:

Standard
	A.M. Best	Fitch	& Poor's
GALIC	A (Excellent)	A+ (Strong)	A- (Strong)
AILIC	A (Excellent)	A+ (Strong)	A- (Strong)
Loyal	A (Excellent)	A+ (Strong)	Not rated
UTA	A- (Excellent)	Not rated	Not rated
GAPR	A (Excellent)	Not rated	Not rated

All of the above ratings carry a "stable" outlook. In evaluating a company, independent rating agencies review such factors as the company's: (i) capital adequacy; (ii) profitability; (iii) leverage and liquidity; (iv) book of business; (v) quality and estimated market value of assets; (vi) adequacy of policy reserves; (vii) experience and competency of management and (viii) operating profile.

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

GAFRI's operations could be materially and adversely affected by downgrades. In connection with recent reviews by independent rating agencies, management indicated that it intends to maintain lower ratios of debt to capital and intends to maintain the capital of its significant insurance subsidiaries at levels currently indicated by the rating agencies as appropriate for the current ratings. Items which could adversely affect capital levels include (i) a sustained decrease in the stock market; (ii) a significant period of low interest rates and a resulting significant narrowing of annuity "spread" (the difference between earnings received by the Company on its investments less amount credited to policyholders' annuity accounts); (iii) investment impairments; (iv) adverse mortality, and (v) higher than planned dividends paid due to liquidity needs by GAFRI and AAG Holding.

2002 Acquisition  In June 2002, GALIC acquired Manhattan National Life Insurance Company ("MNL") for $48.5 million in cash. GAFRI has reinsured 90% of this in force business.

Investments  GAFRI invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at September 30, 2003. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At September 30, 2003, 94% of GAFRI's fixed maturity portfolio was

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At September 30, 2003, GAFRI's mortgage-backed securities ("MBSs") portfolio represented less than one-third of its fixed maturity investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. Due to the significant decline in the general level of interest rates in 2002, GAFRI experienced an increase in the level of prepayments on its MBSs; these prepayments have not been reinvested at interest rates comparable to the rates earned on the prepaid MBSs. Partly as a result of this, the overall yield on GAFRI's fixed maturity portfolio dropped from 7.7% at January 1, 2002 to 7.0% at December 31, 2002 and 6.4% at October 31, 2003.

More than 95% of GAFRI's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk referred to above, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

At September 30, 2003, GAFRI had pretax net unrealized gains of $359 million on fixed maturities and $30 million on equity securities. Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at September 30, 2003, is shown in the following table (dollars in millions). Approximately $90 million of "Fixed Maturities" and $8 million of "Equity Securities" had no unrealized gains or losses at September 30, 2003.

	Securities with Unrealized	Securities with Unrealized
	Gains	Losses
Fixed maturities
Market value of securities	$6,189	$1,737
Amortized cost of securities	$5,785	$1,782
Gross unrealized gain or (loss)	$ 404	($ 45)
Market value as % of amortized cost	107%	97%
Number of security positions	1,306	188
Number individually exceeding $2 million gain or loss	10	2
Concentration of gains or (losses) by type or industry
(exceeding 5% of unrealized):
Mortgage-backed securities	$ 51.0	($ 16.1)
Banks and savings institutions	42.5	-
Electric services	39.3	(0.9)
U.S. government and government agencies	24.6	(1.6)
State and municipal	18.4	(2.5)
Asset-backed securities	12.9	(5.7)
Natural gas transmission and distribution	9.9	(2.7)
Air transportation (generally collateralized)	4.2	(7.0)
Percentage rated investment grade	95%	91%

Equity securities
Market value of securities	$64	$4
Cost of securities	$34	$4
Gross unrealized gain or (loss)	$30	$-
Market value as % of cost	188%	100%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

GAFRI's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $24 million of the $30 million in unrealized gains on equity securities at September 30, 2003.

The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2003, based on their market values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	3%	-%
After one year through five years	21	26
After five years through ten years	33	8
After ten years	17	9
	74	43
Mortgage-backed securities	26	57
	100%	100%

*Excludes $90 million of fixed maturities with no unrealized gains or losses.

GAFRI realized aggregate losses of $3.8 million during the first nine months of 2003 on $22.4 million in sales of fixed maturity securities (6 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2002. Market values of four of the issues increased an aggregate of $3.2 million from December 31 to date of sale. The market value of the remaining two securities decreased $316,000 from December 31 to the sale date.

Although GAFRI had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio. None of the securities were sold out of a necessity to raise cash. GAFRI has the ability and intent to hold securities with unrealized losses at September 30, 2003, for a period of time sufficient to allow for a recovery in market value.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on all securities by dollar amount.
	Aggregate Market Value	Aggregate Unrealized Gain (Loss)	Market Value as % of Cost Basis
Fixed Maturities at September 30, 2003

Securities with unrealized gains at 9/30/03:
Exceeding $500,000 (286 issues):	$3,058	$267	$109.6%
Less than $500,000 (1,020 issues):	3,131	137	104.6%
	$6,189	$404	107.0%

Securities with unrealized losses at 9/30/03:
Exceeding $500,000 (29 issues):	$ 553	($ 30)	94.9%
Less than $500,000 (159 issues):	1,184	(15)	98.7%
	$1,737	($ 45)	97.5%

Equity Securities at September 30, 2003

Securities with unrealized gains at 9/30/03:
Exceeding $500,000 (3 issues):	$53	$29	220.8%
Less than $500,000 (13 issues):	11	1	110.0%
	$64	$30	188.2%

Securities with unrealized losses at 9/30/03:
Exceeding $500,000 (0 issues):	$ -	$ -	-
Less than $500,000 (3 issues):	4	-	100.0%
	$ 4	$ -	100.0%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The following table (dollars in millions) summarizes the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.
			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis

Fixed Maturities with Unrealized
Losses at September 30, 2003

Investment grade with losses for:
Less than 6 months (93 issues)	$1,431	($17)	98.8%
7 to 12 months (17 issues)	101	(5)	95.3
Greater than 12 months (18 issues)	44	(7)	86.3
	$1,576	($29)	98.2%

Non-investment grade with losses for:
Less than 6 months (17 issues)	$ 55	($ 1)	98.2%
7 to 12 months (9 issues)	16	(1)	94.1
Greater than 12 months (34 issues)	90	(14)	86.5
	$ 161	($16)	91.0%

Equity Securities with Unrealized
Losses at September 30, 2003

Less than 6 months (2 issues)	$ 4	$ -	100.0%
7 to 12 months (0 issues)	-	-	-
Greater than 12 months (1 issue)	-	-	-
	$ 4	$ -	100.0%

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

Operating earnings before income taxes increased $28.2 million and $26.7 million in the third quarter and first nine months of 2003 compared to the comparable 2002 periods. These results reflect significantly lower realized losses on investments and improved operating results in the Company's life, supplemental health and variable annuity operations, partially offset by the effects of lower interest rates on the Company's fixed annuity operations. In the second quarter of 2003, GAFRI recorded a $12.5 million charge related to the narrowing of spreads in its fixed annuity operations and lower yields on fixed maturity securities.

While continued spread compression could result in further write-offs of DPAC, based on the current interest rate environment, GAFRI does not anticipate any additional material write-offs in the foreseeable future.

Retirement Products  The following table summarizes GAFRI's premiums for its retirement annuities (in millions).

Three months ended			Nine months ended
September 30,			September 30,
	2003	2002	2003	2002
Annuity Premiums
Single premium fixed rate annuities	$106	$197	$434	$439
Flexible premium fixed rate annuities	36	34	130	119
Single premium variable annuities	15	18	40	80
Flexible premium variable annuities	16	19	56	66
	$173	$268	$660	$704

Fixed annuity sales decreased in the third quarter of 2003 compared to the same period in the prior year as the Company maintained its pricing targets and commission and interest crediting discipline during the recent period of historically low interest rates, as well as the Company's decision to suspend new sales of its equity-indexed annuities.

Variable annuity premiums decreased in the third quarter and first nine months of 2003 compared to the respective periods in the prior year as GAFRI continues to de-emphasize sales of variable annuities.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

Three months ended			Nine months ended
September 30,			September 30,
Premiums	2003	2002	2003	2002
Supplemental insurance products	$56	$49	$165	$144
GA Life of Puerto Rico	16	15	49	45
Life products	12	17	33	36
	$84	$81	$247	$225
Benefits
Supplemental insurance products	$43	$40	$127	$122
GA Life of Puerto Rico	9	7	26	23
Life products	11	23	32	40
	$63	$70	$185	$185

The increase in premiums and benefits for the supplemental insurance products represents the addition of new distribution sources. The increase in supplemental insurance products benefits was primarily offset by favorable experience on the Medicare supplement products in 2003 compared to 2002.

Although results have improved in 2003, GAFRI continues to experience adverse mortality in GALIC's life division. While stricter underwriting standards have resulted in higher quality business in 2003, these standards have led to a significant drop in first year premiums. Further adverse mortality could result in a charge to income due to a further reduction in unamortized insurance acquisition costs. See "Management's Discussion and Analysis - Insurance Acquisition Expenses."

Net Investment Income  Net investment income decreased $4.7 million (4%) and $12.8 million (3%) in the third quarter and the first nine months of 2003, respectively, compared to the same periods of 2002. An increase in average invested assets was more than offset by a lower yield on GAFRI's investment portfolio. The yield on GAFRI's fixed maturity portfolio was approximately 6.4% at October 31, 2003 compared to approximately 7.7% at January 1, 2002. See "Management's Discussion and Analysis - Investments."

Realized Gains (Losses) on Investments  Realized gains (losses) on investments included the following provisions for other than temporary impairment: third quarter of 2003 and 2002 - $4.7 million and $30.7 million; nine months of 2003 and 2002 - $38.6 million and $77.2 million, respectively. Impairment charges in 2003 reflect primarily the downturn in the airline industry and writedowns of certain asset-backed securities. Impairment charges in the first nine months of 2002 reflect primarily the downturn in the communications and airline industries and writedowns of certain asset-backed securities.

Other Income  Other income decreased $3.4 million and $5.9 million in the third quarter and first nine months of 2003, respectively, compared to the same periods in 2002 due primarily to a reinsurance treaty entered into by GALIC's Life Division in December 2002.

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

Three months ended			Nine months ended
September 30,			September 30,
	2003	2002	2003	2002
Other income	$16.5	$15.5	$33.0	$31.8
Other expenses	10.8	10.3	26.6	25.0

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues an additional liability to provide for expected deaths and annuitizations. Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect this accrual. In June 2003, this accrual was increased by $6.3 million due to the negative effect of lower interest rates on GAFRI's fixed annuity operations. In the first nine months of 2002, this accrual was reduced by $14 million due to (i) decreases in crediting rates on certain fixed annuity products, partially offset by (ii) a modification in projected investment yields in the second quarter of 2002. Annuity benefits in 2003 also reflect the effect of higher average annuity benefits accumulated, offset by decreases in crediting rates.

The majority of GAFRI's fixed rate annuity products permit GAFRI to change the crediting rate at any time, subject to minimum interest rate guarantees (as determined by applicable law). Approximately 45% of GAFRI's annuity benefits accumulated relate to policies that have a minimum guarantee of 3%; the balance have a guarantee of 4%. The Company has begun to seek and receive regulatory approvals to modify products to be issued in the future to include a 1.5% minimum crediting rate. In states where required approvals have been received, the Company has begun issuing products with guaranteed minimum crediting rates of 1.5% beginning in the fourth quarter of 2003. Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. The recent interest rate environment has resulted in a spread compression. Significant changes in projected investment yields could result in charges (or credits) to earnings in the period the projections are modified.

Insurance Acquisition Expenses  Insurance acquisition expenses include amortization of deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $6.2 million in the first nine months of 2003 and $8.5 million in the first nine months of 2002.

Insurance acquisition expenses decreased by $3.7 million in the third quarter of 2003 compared to the same period in 2002, while increasing by $5.9 million in the first nine months of 2003 compared to the first nine months of 2002.

Lower insurance acquisition expenses in the third quarter of 2003 compared to the previous year are due primarily to a DPAC writeoff of $2.9 million in the third quarter of 2002 related to variable annuities resulting from the actual performance of the equity markets and a reduction of assumed future returns.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The increase in insurance acquisition expenses in the first nine months of 2003 compared to the same period in 2002 is due primarily to an increase of in-force policies primarily in the annuities and supplemental insurance business.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to write-offs of DPAC in the future. However, absent significant deterioration in those factors, GAFRI does not anticipate any material write-offs in the foreseeable future.

Other Expenses  Other expenses decreased in the third quarter of 2003 compared to the same period in 2002 due primarily to a third quarter 2002 reduction to the amount of expenses capitalized in GAFRI's life insurance operations on policies issued in 2002.

Income Taxes  The provision for income taxes presented reflects the effects of non-taxable foreign operations. The provision (credit) for income taxes in the first nine months of 2002 reflects reductions of $3.3 million in the valuation allowance associated with certain deferred tax assets.

Cumulative Effect of Accounting Change  Effective January 1, 2002, GAFRI implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized, but is subject to an impairment test at least annually. The initial impairment testing resulted in a first quarter 2002 charge of $17.7 million (aftertax) for the cumulative effect of a change in accounting principle. See Note E - "Goodwill."

Recent Accounting Standards  In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("VIEs"). This interpretation sets forth the requirements for consolidating entities that do not share economic risk and reward through typical equity ownership, but rather through contractual relationships that distribute economic risks and rewards among various parties. Once an entity is determined to be a VIE, it is required to be consolidated by the primary beneficiary, which is the party that is exposed to a majority of the expected losses or benefits from a majority of the expected residual returns or both. FIN 46 is effective immediately for VIEs formed or acquired after January 31, 2003. For entities formed or acquired before that date, implementation has been deferred until periods ending after December 15, 2003.

See Note B - "Accounting Policies - Mandatorily Redeemable Preferred Securities of Subsidiary Trusts" and Note H - "Mandatorily Redeemable Preferred Securities of Consolidated Subsidiary Trusts" for the effect of implementing FIN 46 with respect to GAFRI's trust preferred securities.

SOP 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-Duration Contracts and Separate Accounts," was issued in July 2003 and is effective for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. SOP 03-1 provides additional accounting and reporting guidance for variable and fixed annuities.

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

Liabilities for any difference between the GMDB and the related account balance is borne by GAFRI and expensed when paid. In periods of declining equity markets, the GMDB difference increases as the variable annuity account value decreases. At September 30, 2003 and December 31, 2002, the aggregate GMDB values (assuming every policyholder died on those dates) exceeded the market value of the underlying variable annuities by $181 million and $233 million, respectively. Industry practice varies, but GAFRI does not establish GAAP reserves for this mortality risk. Under SOP 03-1, GAFRI would be required to record a liability for the present value of expected GMDB payments. Initial recognition of a GAAP liability is estimated to be less than $5 million at September 30, 2003. Death benefits paid in excess of the variable annuity account balance were about $1.1 million in both the first nine months of 2003 and in all of 2002.

The impact of SOP 03-1 on accounting for GAFRI's fixed annuities has not yet been determined.

Item 3

Quantitative and Qualitative Disclosure of Market Risk

Other than the effect that the interest rate environment in the first half of 2003 has had on GAFRI's investment portfolio (See Management's Discussion and Analysis, "Investments" and "Net Investment Income"), as of September 30, 2003, there were no material changes to the information provided in GAFRI's Form 10-K for 2002 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4

Evaluation of Disclosure Controls and Procedures

GAFRI's Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated GAFRI's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15) as of the end of the period covered by this report. Based on the evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in GAFRI's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART II

OTHER INFORMATION

Item 6

Exhibits and Reports on Form 8-K

  Exhibits:

Number	Exhibit Description
31(a)	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K:

Date of Report	Items Reported
July 31, 2003	Second Quarter 2003 Earnings Release
October 20, 2003	Third Quarter 2003 Earnings Release
November 3, 2003	Press Release regarding GAFRI's Debt Offering

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
GREAT AMERICAN FINANCIAL RESOURCES, INC.

November 12, 2003	BY:/s/Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer