Form 10-K
period 2003-12-31
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2004-03-12
CIK 894651

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934
For the Fiscal Year Ended	Commission File
December 31, 2003	No. 1-11632

GREAT AMERICAN FINANCIAL RESOURCES, INC.
Incorporated under	IRS Employer I.D.
the Laws of Delaware	No. 06-1356481

250 East Fifth Street, Cincinnati, Ohio 45202

(513) 333-5300

Securities Registered Pursuant to Section 12(b) of the Act:
Name of Each Exchange
Title of Each Class	on which Registered
Great American Financial Resources, Inc.:
Common Stock, Par Value $1.00 Per Share	New York
AAG Holding Company, Inc. (Guaranteed By Registrant):
7-1/2% Senior Notes due November 5, 2033	New York
7-1/4% Senior Notes due January 23, 2034	New York

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of the Registrant's most recently completed second fiscal quarter (June 30, 2003) was approximately $99 million (based upon non-affiliate holdings of 7,553,904 shares and a market price of $13.11 per share).

As of March 1, 2004, there were 47,051,260 shares of the Registrant's Common Stock outstanding, including 38,565,995 owned by its Parent Company.

Documents Incorporated by Reference:

Proxy Statement for the 2004 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).

GREAT AMERICAN FINANCIAL RESOURCES, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

Part I
		Page
Item 1.	Business
	Introduction	1
	Annuities	1
	Life Operations	5
	Supplemental Insurance	5
	GA Life of Puerto Rico	5
	Investments	5
	Competition	7
	Regulation	7
	Foreign Operations	8
	Uncertainties	8
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	*

Part II

Item 5.	Market for Registrant's Common Equity and Related
	Stockholder Matters	10
Item 6.	Selected Financial Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 8.	Financial Statements and Supplementary Data	27
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	*
Item 9A.	Evaluation of Disclosure Controls and Procedures	27

Part III

Item 10.	Directors and Executive Officers of the Registrant	28
Item 11.	Executive Compensation	28
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
Item 13.	Certain Relationships and Related Transactions	28
Item 14.	Principal Accountant Fees and Services	28

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports
	On Form 8-K	S-1

(*)  The response to this item is "none".

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORWARD-LOOKING STATEMENTS

This Form 10-K, chiefly in Items 1, 3, 5, 7 and 8, contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "anticipates", "believes", "expects", "estimates", "intends", "plans", "seeks", "could", "may", "should", "will", or the negative version of those words or other comparable terminology. Examples of such forward-looking statements relate to: expectations concerning market and other conditions and their effect on future premiums, revenues, earning and investment activities; recoverability of asset values; mortality and the adequacy of reserves for environmental pollution.

Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

    changes in economic conditions, including interest rates, performance of securities markets, and the availability of capital;
    trends in mortality and morbidity;
    regulatory actions;
    changes in regulatory and legal environments;
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

Introduction

Great American Financial Resources, Inc. ("GAFRI" or "the Company"), which was incorporated as a Delaware corporation in 1987, is an 82%-owned subsidiary of American Financial Group, Inc. ("AFG"). GAFRI is a holding company that markets retirement products, primarily fixed and variable annuities, and various forms of life and supplemental health insurance through its subsidiaries listed below. GAFRI and its insurance subsidiaries employ approximately 850 people in the United States and 700 people (including approximately 500 company-employed agents) in Puerto Rico. SEC filings, news releases and other information may be accessed free of charge through GAFRI's Internet site at: www.gafri.com.
Year
Subsidiary	acquired
Great American Life Insurance Company ("GALIC")	1992
Annuity Investors Life Insurance Company ("AILIC")	1994
Loyal American Life Insurance Company ("Loyal")	1995
Great American Life Assurance Company of Puerto Rico ("GAPR")	1997
United Teacher Associates Insurance Company ("UTA")	1999
Manhattan National Life Insurance Company ("MNL")	2002

Acquisitions in recent years have supplemented GAFRI's internal growth as the assets of the holding company and its operating subsidiaries have increased from $4.5 billion at the end of 1992 to approximately $10.2 billion at the end of 2003. Premiums over the last five years were as follows (in millions):
	Premiums(1)
	2003	2002	2001	2000	1999
Life and Annuity Group
Annuity	$ 868	$1,000	$ 750	$ 746	$588
Life	50	66	61	52	42
Supplemental Insurance	218	185	194	158	35
GA Life of Puerto Rico	68	63	56	52	49
	$1,204	$1,314	$1,061	$1,008	$714

    ________________

  Table does not include premiums of subsidiaries or divisions until their first full year following acquisition or formation. All periods exclude premiums of subsidiaries sold.

Annuities

GAFRI's principal products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). Annuities are long-term retirement savings instruments that benefit from income accruing on a tax-deferred basis. The issuer of the annuity collects premiums, credits interest or earnings on the policy and pays out a benefit upon death, surrender or annuitization. FPDAs are characterized by premium payments that are flexible in both amount and timing as determined by the policyholder and generally made through payroll deductions. SPDAs are generally issued in exchange for a one-time lump-sum premium payment.

The following table (in millions) presents combined financial information of GAFRI's principal annuity operations.

Generally Accepted Accounting Principles ("GAAP") Basis
	2003	2002	2001	2000	1999
Total assets	$8,663	$8,014	$7,456	$7,052	$6,657
Fixed annuity benefits accumulated	6,492	6,111	5,632	5,365	5,349
Variable annuity liabilities	568	455	530	534	354
Stockholder's equity	1,220	1,139	1,023	915	801

Statutory Accounting Principles Basis
	2003	2002	2001	2000	1999
Total assets	$7,889	$7,319	$6,896	$6,620	$6,493
Fixed annuity reserves	6,578	6,192	5,729	5,536	5,564
Variable annuity liabilities	568	455	530	534	354
Capital and surplus	515	419	388	363	404
Asset valuation reserve(a)	53	63	79	77	67
Interest maintenance reserve(a)	22	27	11	3	10

Fixed annuity receipts:
Flexible premium:
First year	$ 34	$ 29	$ 24	$ 24	$ 26
Renewal	114	106	105	113	127
	148	135	129	137	153
Single premium	556	639	392	270	230
Total fixed annuity receipts	$ 704	$ 774	$ 521	$ 407	$ 383

Variable annuity receipts:
Flexible premium:
First year	$ 9	$ 16	$ 30	$ 39	$ 28
Renewal	65	71	62	39	18
	74	87	92	78	46
Single premium	48	95	107	242	159
Total variable annuity receipts	$ 122	$ 182	$ 199	$ 320	$ 205

_______________
(a) Allocation of surplus.

Sales of annuities, including renewal premiums, are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level of interest rates; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments; (viii) performance of the equity markets and (ix) general economic conditions.

Annuity contracts are generally classified as either fixed rate (including equity-indexed) or variable. The following table presents premiums by classification:

Annuity Premiums	2003	2002	2001	2000	1999
Traditional fixed	85%	77%	68%	50%	55%
Variable	14	18	27	43	35
Equity-indexed	1	5	5	7	10
	100%	100%	100%	100%	100%

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

The majority of GAFRI's fixed rate annuities permit GAFRI to change the crediting rate at any time, subject to minimum interest rate guarantees (as determined by applicable law). In the fourth quarter of 2003, GAFRI began issuing products with guaranteed minimum crediting rates of less than 3% in states where required approvals have been received. At December 31, 2003, less than 1% of annuity benefits accumulated related to these policies. Approximately one-half of the annuity benefits accumulated relate to policies that have a minimum guarantee of 3%; the balance have a guarantee of 4%. Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. The recent interest rate environment has resulted in a spread compression, which could continue through at least 2004.

In addition to traditional fixed rate annuities, GAFRI offers variable annuities and, prior to 2003, sold equity-indexed annuities. Industry sales of such annuities increased substantially in the 1990's as investors sought to obtain the returns available in the equity markets while enjoying the tax-deferred status of annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder, generally without any guarantee of principal except in the case of death of the insured annuitant. Premiums directed to the variable options in policies issued by GAFRI are invested in funds maintained in separate accounts managed by various independent investment managers. GAFRI earns a fee on amounts deposited into variable accounts. Subject to contractual provisions, policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case GAFRI earns a spread on amounts deposited. With the downturn in the stock market during 2000 through 2002, industrywide sales of variable annuities, including GAFRI sales, decreased substantially.

An equity-indexed fixed annuity provides policyholders with a crediting rate tied, in part, to the performance of an existing stock market index while protecting them against the related downside risk through a guarantee of principal. GAFRI purchases call options designed to offset substantially all of the increases in the liabilities associated with equity-indexed annuities. In 2002, GAFRI suspended new sales of equity-indexed annuities due primarily to a lack of volume.

No individual state accounted for more than 10% of GAFRI's annuity premiums in the past three years except as follows:

	2003	2002	2001
California	19%	15%	17%
Ohio	*	*	13

* Less than 10%

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

GAFRI distributes its fixed rate products primarily through a network of 130 managing general agents ("MGAs") who, in turn, direct approximately 1,600 actively producing independent agents. The top 15 MGAs accounted for more than two-thirds of GAFRI's fixed rate annuity premiums in 2003. No one MGA represented more than 10% of total fixed annuity premiums in 2003. In addition to the independent insurance agent channel, GAFRI also sells its annuity product lines through financial institutions. Sales of annuities from this distribution channel were approximately 3% of total annuity premiums in 2003.

In 2002, GAFRI exited the highly competitive single premium, non-qualified segment of the variable annuity market due primarily to insufficient returns and a lack of critical mass. The Company offers its variable annuity as an ancillary product solely through its 403(b) and 401(k) sales channels. Nearly one-half of GAFRI's variable annuity sales in 2003 were made through the Company's wholly-owned subsidiary, Great American Advisors, Inc. ("GAA"). GAA is a broker/dealer licensed in all 50 states to sell stocks, bonds, options, mutual funds and variable insurance contracts through independent representatives and financial institutions. GAA also acts as the principal underwriter and distributor for the Company's variable annuity products.

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

Persistency Rates
Product Group	2003	2002	2001	2000	1999
Flexible premium	94%	92%	90%	89%	89%
Single premium	89	90	88	87	88

Persistency rates are affected by many of the same factors that affect annuity sales. Although the stock market and interest rate environment affect persistency in the Company's fixed rate annuities, management believes that its persistency rate has benefited from the low interest rate environment and the two-tier design of certain of its in-force products. Two account values are maintained for two-tier annuities - the annuitization (or upper-tier) value and the surrender (or lower-tier) value. The annuitization value is paid upon a policyholder's death or election to annuitize (withdraw funds in a series of periodic payments for at least the minimum number of years specified in the policy). If a lump-sum payment is chosen by the policyholder, the surrender value is paid. GALIC's two-tier annuities are particularly attractive to policyholders who intend to accumulate funds to provide retirement income since the annuitization value is accumulated at a more competitive long-term interest rate. At December 31, 2003, two-tier annuities accounted for one-half of the Company's fixed annuity reserves.

In 2003, more than three-fourths of fixed annuity premiums received were on single-tier policies. After the initial surrender charges have been reduced to zero, single-tier annuities carry one value whether the policy is surrendered or annuitized.

GAFRI is licensed to sell its fixed annuity products in all 50 states; it is licensed to sell its variable products in all states except Vermont. At December 31, 2003, GAFRI had over 335,000 annuity policies in force.

Life Operations

In 1997, GALIC began offering traditional term and universal life insurance products through national marketing organizations. Beginning in May 2004, GAFRI will suspend new sales of this business due to inadequate volume and returns. The Company will continue to service its in-force block of over 140,000 policies and $27 billion gross ($11 billion net) of life insurance in force. The Company continues to sell life products through its supplemental insurance operations and GA Life of Puerto Rico (see below).

In June 2002, GAFRI acquired MNL for $48.5 million in cash. GAFRI has reinsured 90% of MNL's business in force. While MNL is no longer writing new policies, as of December 31, 2003, it had approximately 75,000 life policies and $10 billion gross ($0.7 billion net) of life insurance in force (primarily term life).

Supplemental Insurance

In 1999, GAFRI acquired UTA. UTA offers a variety of supplemental insurance products and annuities through independent agents. UTA's principal health products include coverage for Medicare supplement, cancer and long-term care. UTA utilizes endorsements from various state retired teachers associations to sell some of its products.

Loyal American Life Insurance Company offers a variety of supplemental health and life products. The principal products sold by Loyal include cancer, accidental injury, short-term disability, hospital indemnity and traditional whole life. In 2001, Loyal reinsured a substantial portion of its life insurance business and reduced its marketing efforts in that line of business. During 2002, Loyal's remaining operations were moved to Austin, Texas and combined with UTA's operations. Together, UTA and Loyal employ more than 200 people in Austin.

At year-end 2003, GAFRI's operating units selling supplemental insurance products had assets of more than $850 million and approximately 370,000 policies with annualized health premiums in force of more than $225 million and gross life insurance in force of $1.4 billion.

GA Life of Puerto Rico

GAPR sells in-home service life and supplemental health products through a network of company-employed agents. Ordinary life, cancer, credit and group life products are sold through independent agents. GAPR employs over 700 people in Puerto Rico (including approximately 500 company-employed agents), and is the largest in-home provider of life insurance in Puerto Rico.

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

The National Association of Insurance Commissioners ("NAIC") is an organization comprised of the chief insurance regulators for each of the 50 states, the District of Columbia and the four U.S. territories. The NAIC assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's fixed maturity portfolio at market value by NAIC designation (and comparable Standard & Poor's Corporation rating).
NAIC
Rating	Comparable S&P Rating	2003	2002
1	AAA, AA, A	73%	73%
2	BBB	21	20
	Total investment grade	94	93
3	BB	3	4
4	B	2	2
5	CCC, CC, C	1	1
6	D	*	*
	Total non-investment grade	6	7
	Total fixed maturities	100%	100%
______________
* less than one-half of 1%

GAFRI's primary investment objective in selecting securities for its fixed maturity portfolio is to optimize interest yields while maintaining an appropriate relationship of maturities between assets and liabilities. The Company invests in bonds that have primarily intermediate-term maturities. This practice provides flexibility to respond to fluctuations in the marketplace.

At December 31, 2003, the average maturity of GAFRI's fixed maturity investments was approximately seven and one-half years (including mortgage-backed securities, which had an estimated average life of approximately six and one-half years). The table below sets forth the maturities of the Company's fixed maturity investments based on their market value.
Maturity	2003	2002
One year or less	2%	6%
After one year through five years	20	21
After five years through ten years	33	28
After ten years	16	13
	71	68
Mortgage-backed securities	29	32
	100%	100%

The following table shows the performance of GAFRI's investment portfolio, excluding real estate investments (dollars in millions).
	2003	2002	2001
Average cash and investments at cost	$7,992	$7,136	$6,582
Gross investment income	517	532	508
Realized losses*	(9)	(46)	(52)

Yield earned:
Excluding realized losses	6.5%	7.5%	7.7%
Including realized losses	6.3%	6.8%	6.9%

*Includes charges for "other than temporary" impairments of $41.4 million, $97.4  million and $77.0 million in 2003, 2002 and 2001, respectively.

Competition

The Company's principal insurance subsidiaries ("Insurance Companies") operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including: (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders and agents; (v) product design (including interest rates credited and premium rates charged), (vi) commissions and (vii) number of school districts a company has approval to sell in. Since policies are marketed and distributed primarily through independent agents (except at GAPR), the Insurance Companies must also compete for agents.

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

The maximum amount of dividends which can be paid in any 12 month period to stockholders by life insurance companies domiciled in the State of Ohio (including GALIC, AILIC and Loyal) without prior approval of the Ohio Insurance Commissioner is the greater of 10% of policyholder surplus or prior year's net income, but only to the extent of earned surplus as of the preceding December 31. Under applicable restrictions, the maximum amount of dividends available to GAFRI in 2004 from GALIC, its principal Ohio domiciled insurance subsidiary, without seeking regulatory clearance, is $56.5 million. In addition, the amount of dividends available to GAFRI in 2004 from GA Life of Puerto Rico is $32.9 million.

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

One of the NAIC's major roles is to develop model laws and regulations affecting insurance company operations and encourage uniform regulation through the adoption of such model laws in all states. As part of the overall insurance regulatory process, the NAIC forms numerous task forces to review, analyze and recommend changes to a variety of areas affecting both the operating and financial aspects of insurance companies.

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

In 2003, GAFRI entered into an agreement to sell its Indian operation to an unaffiliated third party. The Company will receive a minimum of $500,000 per year over the next four years based on the amount of business administered by the Indian operation. The Company has also entered into an agreement with the third party to obtain certain services currently provided by this operation for the next five years. This transaction did not have a material impact on the Company or its results.

GAFRI also owns an insurance company in Puerto Rico (see Item 1 - "GA Life of Puerto Rico").

Uncertainties

  Proposed Retirement Account Changes  The federal budget for fiscal year 2005 contains several proposals designed to increase private savings by simplifying and consolidating current retirement savings vehicles. Included is one proposal to consolidate 401(k), 403(b) and governmental 457 plans, as well as certain other retirement accounts, into one plan. It is too early to predict the specific proposals which might be included in any legislation to be introduced, whether such legislation would become law, or their impact if adopted.

  Proposed Regulatory Changes  Various competitors, schools and other entities have proposed measures that would restrict product designs and the number of companies qualified to sell annuities to teachers. In addition, certain school districts have proposed charging policy fees to annuity providers. While efforts in these areas have been largely unsuccessful to date, widespread acceptance of such measures could negatively impact GAFRI's 403(b) annuity operations to the extent the Company's access to school districts is limited or reduced, and to the extent policy fees are not recovered by GAFRI.

ITEM 2

Properties

GAFRI and GALIC rent office space in Cincinnati, Ohio totaling approximately 180,000 square feet under leases expiring primarily in 2006 through 2008. Several of the Company's subsidiaries lease marketing and administrative offices in locations throughout the United States.

GAPR rents office space in Puerto Rico totaling approximately 81,000 square feet under leases expiring primarily in 2005.

GAFRI owns a building in Austin, Texas totaling approximately 40,000 square feet, the vast majority of which is used by UTA for its own operations. The remainder of the space is leased to other tenants.

Management believes that its corporate offices are generally well maintained and adequate for the Company's present needs.

GAFRI owns facilities related to its former manufacturing operations totaling approximately 150,000 square feet in North Adams, Massachusetts and 60,000 square feet in Longwood, Florida. A portion of the space in these facilities is currently being leased to companies using it for manufacturing and other operations.

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

UTA was named a defendant in a purported class action lawsuit. (Peggy Berry, et al. v. United Teacher Associates Insurance Company, Travis County District Court, Cause No. GN100461, filed February 11, 2001). The complaint seeks unspecified damages based on the alleged misleading disclosure of UTA's interest crediting practices on its fixed rate annuities and various other allegations with respect to the marketing and administration of those annuities. The case was settled based on the agreement of UTA to make certain changes in its business practices with respect to fixed annuities and to pay the attorneys' fees of counsel for the plaintiffs. Settlement of this matter did not have a material impact on the Company or its financial results.

GAFRI is subject to other litigation and arbitration in the normal course of business. GAFRI is not a party to any material pending litigation or arbitration.

PART II

Please refer to "Forward-Looking Statements" following the index in front of this Form 10-K.

ITEM 5

Market for Registrant's Common Equity

and Related Stockholder Matters

GAFRI's Common Stock is listed and traded principally on the New York Stock Exchange ("NYSE") under the symbol GFR. On March 1, 2004, there were approximately 4,900 holders of record of Common Stock. The following table sets forth the range of high and low sales prices for the Common Stock on the NYSE Composite Tape.
	2003		2002
	High	Low	High	Low
First quarter	$17.45	$13.25	$18.85	$16.99
Second quarter	16.20	13.08	20.00	16.80
Third quarter	15.00	13.10	19.86	13.35
Fourth quarter	16.25	14.34	17.60	14.82

The Company paid annual common dividends of $0.10 per share in 2003 and 2002. Although no future dividend policy has been determined, management believes the Company will continue to have the capability to pay similar dividend amounts.

At March 1, 2004, approximately 82% of GAFRI's Common Stock was beneficially owned by AFG.

Equity Compensation Plan Information

The following reflects certain information about shares of GAFRI Common Stock authorized for issuance (at December 31, 2003) under equity compensation plans.
Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by shareholders	3,324,402	$16.75	2,235,885 (1)
Not approved by shareholders	764,161	$18.14	1,826,172 (2)

  Includes options exercisable into 1.4 million shares available for issuance under GAFRI's Stock Option Plans for employees and directors, 0.8 million shares issuable under GAFRI's Employee Stock Purchase Plan and 62,095 shares issuable under GAFRI's Non-employee Directors' Compensation Plan.
  Represents shares issuable under GAFRI's Deferred Compensation Plan (0.3 million shares), Agent Stock Purchase Plan (0.9 million shares), Agent Stock Option Plan (0.2 million shares) and GAFRI's Bonus Plan (0.4 million shares).

Under the GAFRI Deferred Compensation Plan, certain highly compensated employees of GAFRI and its subsidiaries may defer a portion of their annual salary and/or bonus. Participants may elect to have the value of deferrals (i) earn a fixed rate of interest set annually by the Board of Directors or a committee thereof, or (ii) fluctuate based on the market value of GAFRI Common Stock, as adjusted to reflect stock splits, distributions, dividends, and a 7-1/2% match to participant deferrals.

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

ITEM 6

Selected Financial Data

The following financial data has been summarized from, and should be read in conjunction with, the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data reflects the acquisitions of MNL in June 2002 and UTA in October 1999 (in millions, except per share amounts).

	2003	2002	2001	2000	1999
Income Statement Data:
Total revenues	$920.6	$883.2	$830.1	$824.3	$661.5

Operating earnings before
income taxes	$ 69.6	$ 38.9	$ 59.9	$ 81.1	$ 92.0

Income before accounting changes	$ 49.7	$ 33.9	$ 42.7	$ 53.9	$ 63.5
Cumulative effect of
accounting changes (a)	-	(17.7)	(5.5)	0.8	(4.7)
Net income	$ 49.7	$ 16.2	$ 37.2	$ 54.7	$ 58.8

Basic earnings per common share:
Income before accounting changes	$ 1.14	$ 0.80	$ 1.01	$ 1.27	$ 1.50
Accounting changes (a)	-	(0.42)	(0.13)	0.02	(0.11)
Net income	$ 1.14	$ 0.38	$ 0.88	$ 1.29	$ 1.39

Diluted earnings per common share:
Income before accounting changes	$ 1.13	$ 0.79	$ 1.00	$ 1.26	$ 1.48
Accounting changes (a)	-	(0.41)	(0.13)	0.02	(0.11)
Net income	$ 1.13	$ 0.38	$ 0.87	$ 1.28	$ 1.37

Cash dividends per common share	$0.10	$0.10	$0.10	$0.10	$0.10

Balance Sheet Data at year-end:
Total assets	$10,194.3	$9,362.6	$8,400.4	$7,975.9	$7,530.7
Notes payable	214.0	250.3	223.0	151.9	201.3
Payable to subsidiary trusts	155.0	-	-	-	-
Mandatorily redeemable preferred
securities of subsidiary trusts	-	142.9	142.9	217.9	219.6
Net unrealized gains (losses)
included in stockholders' equity	162.6	180.0	89.8	43.9	(52.9)
Total stockholders' equity	942.5	851.9	748.8	671.7	525.7

  Reflects the implementation of the following accounting changes mandated by recently enacted accounting standards:

2002 - SFAS #142   (Goodwill and Other Intangibles)

2001 - EITF #99-20 (Asset-backed Securities)

2000 - SFAS #133   (Derivatives)

1999 - SOP 98-5    (Start-up Costs)

ITEM 7

Management's Discussion and Analysis

of Financial Condition and Results of Operations

Index to MD&A
Page			Page
General	13	Results of Operations	23
Overview	13	General	23
Critical Accounting Policies	14	Income Items	23
Liquidity and Capital Resources	14	Expense Items	24
Ratios	14	Other Items	25
Sources and Uses of Funds	14	Recent Accounting Standards	26
Contractual Obligations	15
Independent Ratings	15
2002 Acquisition	16
Investments	16
Uncertainties	20

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

OVERVIEW

Financial Condition

GAFRI strengthened its capital and liquidity during 2003 with stockholders' equity (excluding unrealized gains) growing by more than $108 million (16%) to $779.9 million and reduced its debt to capital ratio from 36% at December 31, 2002 to 31% at December 31, 2003. In addition, the combined statutory capital of GAFRI's insurance subsidiaries increased more than $100 million (23%) in 2003.

GAFRI and its subsidiaries completed several major cash transactions in 2003, including the following:

    Issued $20 million of trust preferred securities in May;
    Sold $60 million (4.3 million shares) of Common Stock in a rights offering in September;
    Issued $112.5 million of senior debt in November;
    Repaid nearly $150 million in bank debt during the year.

In addition, GAFRI issued just over $86 million of senior debt in January 2004 and used the proceeds to retire higher coupon rate trust preferred securities.

Results of Operations

Through the operations of its insurance subsidiaries, GAFRI is engaged in the sale of retirement annuities and various forms of supplemental insurance products.

GAFRI's 2003 results reflect significantly lower realized losses on investments and improved operating results in the Company's life, supplemental insurance and variable annuity operations, partially offset by the effects of lower interest rates on the Company's fixed annuity operations.

GAFRI's net income for 2003 was $49.7 million ($1.13 per diluted share). Included in net income were investment impairment provisions of $26.9 million, after-tax, and $9.9 million in after-tax DPAC write-offs related to the negative effect of lower interest rates on GAFRI's fixed annuities.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios GAFRI's consolidated debt to capital ratio was 31% at December 31, 2003 compared to 36% at December 31, 2002. For purposes of this calculation, consolidated debt includes notes payable, payable to subsidiary trusts in 2003 and redeemable preferred securities of consolidated subsidiary trusts in 2002; capital represents the sum of consolidated debt and stockholders' equity (excluding unrealized gains on fixed maturity securities).

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2003, the capital ratio of GAFRI's principal insurance subsidiary was 6.2 times its authorized control level RBC.

Sources and Uses of Funds  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions from their directly-owned insurance subsidiaries, (Great American Life Insurance Company ("GALIC") and GA Life of Puerto Rico ("GAPR")), bank borrowings and cash and investments on hand. Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC and GAPR in 2004 without prior regulatory approval is $56.5 million and $32.9 million, respectively. In 2003, GALIC paid $11.0 million in dividends and GAPR paid $1.2 million in dividends. In 2003, GAFRI made capital contributions to GALIC of $47.2 million.

The Company has an unsecured bank credit agreement that matures on December 31, 2004. Amounts borrowed bear interest at floating rates based on prime or Eurodollar rates. Almost 75% of the combined net proceeds from a $60 million common stock rights offering in September 2003 and a $112.5 million issuance of 30 year Senior Debentures in November 2003 were used to repay borrowings under GAFRI's bank line. The remaining proceeds were used to increase insurance subsidiary capital and for general corporate purposes. GAFRI's credit agreement provides up to $155 million of availability; there were no borrowings outstanding under the line of credit at March 1, 2004.

In January 2004, GAFRI raised approximately $84 million through the issuance of 7-1/4% Senior Debentures due 2034 under a shelf registration statement. The majority of the proceeds were used to redeem the Company's 9-1/4% trust preferred securities. The remaining proceeds were used to repurchase a portion of its outstanding 8-7/8% preferred securities. Under a currently effective shelf registration, GAFRI can issue up to an aggregate of $51.3 million in additional equity or debt securities. All debentures issued by GAFRI are rated investment grade by three nationally recognized rating agencies.

In recent years, the Company has entered into several reinsurance transactions in connection with certain of its life and supplemental insurance operations. These transactions provided additional capital and liquidity and were entered into in the normal course of business in order to exit certain lines, fund an acquisition and transfer risk. The Company may enter into additional reinsurance transactions in the future.

GAFRI believes that it has sufficient resources to meet its liquidity requirements.

Contractual Obligations  At December 31, 2003, GAFRI's material contractual obligations in the next five years and for all years thereafter detailed by type of obligation were as follows (in millions):

Contractual Obligations	Total	Less than One Year	1-4 Years	More than 4 Years
Notes Payable	$214.0	$0.2	$100.5	$113.3
Payable to Subsidiary Trusts	155.0	-	-	155.0
Operating Leases	26.0	8.0	10.0	8.0
Total	$395.0	$8.2	$110.5	$276.3

GAFRI's Balance Sheet at December 31, 2003 includes estimated liabilities for benefits payable related to its insurance operations. GAFRI expects operating cash flows to be sufficient to meet these obligations and also has marketable investments available for sale should the operating cash flows prove to be inadequate.

GAFRI has no material contractual purchase obligations or other long-term liabilities at December 31, 2003.

Independent Ratings  The Company's principal insurance subsidiaries are rated by A.M. Best, Fitch and Standard & Poor's. GALIC is rated A3 (good financial security) by Moody's. Such ratings are generally based on items of concern to policyholders and agents and are not directed toward the protection of investors.

Following are the Company's ratings as of December 31, 2003:

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

Management believes that the ratings assigned by independent insurance rating agencies are important because potential policyholders often use a company's rating as an initial screening device in considering annuity products. Management believes that (i) a rating in the "A" category by A.M. Best is necessary to successfully market tax-deferred annuities to public education employees and other not-for-profit groups and (ii) a rating in the "A" category by at least one rating agency is necessary to successfully compete in other annuity markets.

GAFRI's insurance entities also compete in markets other than the sale of tax-deferred annuities. Ratings are an important competitive factor, management believes that these entities can successfully compete in these markets with their respective ratings.

GAFRI's operations could be materially and adversely affected by ratings downgrades. In connection with recent reviews by independent rating agencies, management indicated that it intends to maintain lower ratios of debt to capital than it has in recent years and intends to maintain the capital of its significant insurance subsidiaries at levels currently indicated by the rating agencies as appropriate for the current ratings. Items which could adversely affect capital levels include (i) a sustained decrease in the stock market; (ii) a significant period of low interest rates and a resulting significant narrowing of annuity "spread" (the difference between earnings received by the Company on its investments less the amount credited to policyholders' annuity accounts); (iii) investment impairments; (iv) adverse mortality, and (v) higher than planned dividends paid due to liquidity needs by GAFRI and AAG Holding.

2002 Acquisition  In June 2002, GALIC acquired Manhattan National Life Insurance Company ("MNL") for $48.5 million in cash. GAFRI has reinsured 90% of this in- force business.

Investments  Insurance laws restrict the types and amounts of investments which are permissible for life insurers. These restrictions are designed to ensure the safety and liquidity of insurers' investment portfolios.

GAFRI's investment portfolio at December 31, 2003, contained $7.8 billion in "Fixed maturities" classified as available-for-sale, which are carried at market value with unrealized gains and losses reported as a separate component of stockholders' equity on an after-tax basis. At December 31, 2003, GAFRI had pretax net unrealized gains of $277 million on fixed maturities and $37 million on equity securities.

GAFRI invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at December 31, 2003. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At December 31, 2003, 94% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At December 31, 2003, GAFRI's mortgage-backed securities ("MBSs") portfolio represented less than 30% of its investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. Due to the significant decline in the general level of interest rates, GAFRI has experienced an increase in the level of prepayments on its MBS portfolio; these prepayments have not been reinvested at interest rates comparable to the rates earned on the prepaid MBSs. Partly as a result of this, the overall yield on GAFRI's fixed maturity portfolio dropped from 7.0% at year end 2002 to 6.2% at year end 2003.

More than 95% of GAFRI's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from the interest rate risk referred to above, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at December 31, 2003, is shown in the following table (dollars in millions). Approximately $82 million of "Fixed Maturities" and $6 million of "Equity Securities" had no unrealized gains or losses at December 31, 2003.

	Securities with Unrealized	Securities with Unrealized
	Gains	Losses
Available-for-sale Fixed maturities
Market value of securities	$5,677	$2,086
Amortized cost of securities	$5,351	$2,135
Gross unrealized gain or (loss)	$ 326	($ 49)
Market value as % of amortized cost	106%	98%
Number of security positions	1,097	186
Number individually exceeding $2 million gain or loss	4	1
Concentration of gains or (losses) by type or industry
(exceeding 5% of unrealized):
Banks, savings and credit institutions	$ 47.6	($ 1.1)
Mortgage-backed securities	32.2	(32.6)
Gas and electric services	44.8	(3.1)
U.S. government	18.7	(2.4)
Air transportation (generally collateralized)	5.3	(2.6)
Percentage rated investment grade	93%	96%

Equity securities
Market value of securities	$75	$2
Cost of securities	$38	$2
Gross unrealized gain or (loss)	$37	-
Market value as % of cost	197%	100%

GAFRI's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $30 million of the $37 million in unrealized gains on equity securities at December 31, 2003.(See Note R)

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2003, based on their market values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	3%	-%
After one year through five years	23	8
After five years through ten years	41	11
After ten years	18	12
	85	31
Mortgage-backed securities	15	69
	100%	100%

*Excludes $82 million of fixed maturities with no unrealized gains and losses.

GAFRI realized aggregate losses of $4.5 million during 2003 on $31.9 million in sales of fixed maturity securities (8 issues/7 issuers) that had individual unrealized losses greater than $500,000 at December 31, 2002. Market values of six of the securities increased an aggregate of $5.8 million from December 31, 2002 to date of sale. The market value of the remaining two securities decreased $316,000 from December 31, 2002 to the sale date.

Although GAFRI had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio. None of the securities were sold out of a necessity to raise cash. GAFRI has the ability and intent to hold securities with unrealized losses at December 31, 2003, for a period of time sufficient to allow for a recovery in market value.

The table below (dollars in millions) summarizes the unrealized gains and losses on all securities by dollar amount.
	Aggregate Market Value	Aggregate Unrealized Gain (Loss)	Market Value as % of Cost Basis
Fixed Maturities at December 31, 2003

Securities with unrealized gains at 12/31/03:
Exceeding $500,000 (215 issues):	$2,045	$194	110.5%
Less than $500,000 (882 issues):	3,632	132	103.8%
	$5,677	$326	106.1%

Securities with unrealized losses at 12/31/03:
Exceeding $500,000 (30 issues):	$ 774	($ 29)	96.4%
Less than $500,000 (156 issues):	1,312	(20)	98.5%
	$2,086	($ 49)	97.7%

Equity Securities at December 31, 2003

Securities with unrealized gains at 12/31/03:
Exceeding $500,000 (3 issues):	$ 58	$ 35	252.2%
Less than $500,000 (18 issues):	17	2	113.3%
	$ 75	$ 37	197.4%

Securities with unrealized losses at 12/31/03:
Exceeding $500,000 (- issues):	$ -	$ -	-%
Less than $500,000 (3 issues):	2	-	100%
	$ 2	$ -	100%

The following table (dollars in millions) summarizes the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.
	Aggregate Market Value	Aggregate Unrealized Gain/(Loss)	Market Value as % of Cost Basis
Fixed Maturities with Unrealized Losses at December 31, 2003

Investment grade with losses for:
One year or less (139 issues)	$1,966	($41)	98.0%
Greater than one year (12 issues)	40	(2)	95.2
	$2,006	($43)	97.9%

Non-investment grade with losses for:
One year or less (13 issues)	$ 12	($ 1)	92.3%
Greater than one year (22 issues)	68	(5)	93.2
	$ 80	($ 6)	93.0%

Equity Securities with Unrealized Losses at December 31, 2003

One year or less (2 issues)	$ 2	$ -	100.0%
Greater than one year (1 issue)	-	-	-
	$ 2	$ -	100.0%

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

Net realized gains (losses) on investments sold and charges for "other than temporary" impairment on investments held were as follows (in millions):

	Net Realized Gains(Losses) on Sales	Charges for Impairment	Other(a)	Total
2003	$31.0	($41.4)	$1.2	($ 9.2)
2002	53.1	(97.4)	(1.4)	(45.7)
2001	19.1	(77.0)(b)	6.3	(51.6)
2000	21.0	(14.3)	1.1	7.8
1999	(0.6)	(8.6)	2.1	(7.1)

    Includes adjustments to carry derivatives at market and to reflect the impact of realized gains and losses on the amortization of deferred policy acquisition costs.
    Does not include an $8.4 million write-down of certain collateralized debt obligations, which was recorded as the cumulative effect of an adoption of an accounting change at April 1, 2001.

Increased impairment charges in recent years reflect a rise in corporate defaults in the marketplace resulting from the weakened economy and other factors.

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

The following table provides information about GAFRI's "available-for-sale" fixed maturity investments at December 31, 2003 and 2002, that are sensitive to interest rate risk. These tables show (dollars in millions) principal cash flows and related weighted-average interest rates by expected maturity date for each of the five subsequent years and for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBSs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

	December 31, 2003		December 31, 2002
	Principal			Principal
	Cash Flows	Rate		Cash Flows	Rate
2004	$ 472	7.3%	2003	$ 822	11.3%
2005	753	5.0	2004	548	8.5
2006	569	6.9	2005	556	7.3
2007	455	7.2	2006	629	6.8
2008	447	7.4	2007	653	5.8
Thereafter	4,845	6.1	Thereafter	3,622	6.3

Total	$7,541	6.2%	Total	$6,830	7.2%

Fair Value	$7,845		Fair Value	$7,181

     Annuity Contracts  Substantially all of GAFRI's fixed rate annuity contracts permit GAFRI to change crediting rates (subject to minimum interest rate guarantees of 3% to 4% per annum as determined by applicable law) enabling management to react to changes in market interest rates. Nonetheless, due to the drop in interest rates, GAFRI's spreads have narrowed and will likely continue to narrow through at least 2004. In the fourth quarter of 2003, GAFRI began to issue a portion of new business using a minimum interest guarantee of less than 3% in states where required approvals have been received. Actuarial assumptions used to estimate Deferred Policy Acquisition Costs ("DPAC") and Annuity Benefits, as well as GAFRI's ability to maintain spread, could be impacted if the current interest rate environment continues for an extended period and causes policyholder behavior to be altered.

Projected payments in each of the next five years and for all years thereafter on GAFRI's fixed annuity liabilities at December 31 are as follows (dollars in millions):
						There		Fair
	First	Second	Third	Fourth	Fifth	after	Total	Value
2003	$610	$710	$870	$740	$690	$3,355	$6,975	$6,781
2002	$550	$610	$740	$810	$700	$3,044	$6,454	$6,284

Approximately one-half of GAFRI's fixed annuity liabilities at December 31, 2003, were two-tier in nature in that policyholders can receive a higher amount if they annuitize rather than surrender their policy, even if the surrender charge period has expired. At December 31, 2003, the average stated crediting rate on the in-force block of GAFRI's principal fixed annuity products was approximately 4.1%. The current stated crediting rates (excluding bonus interest) on new sales of GAFRI's products generally range from 2.8% to 3.3%. GAFRI estimates that its effective weighted-average crediting rate on its in-force business over the next five years will approximate 3.8%. This rate reflects actuarial assumptions as to: (i) expected investment spread (ii) deaths; (iii) annuitizations; (iv) surrenders and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

GAFRI's equity-indexed fixed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products through the purchase of call options on the appropriate index. The Company's strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be substantially offset by unrealized and realized gains on the call options purchased by the Company. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits.

Adjusting these derivatives to market value had a net effect of less than 1% of annuity benefits in 2003 and 2002. In 2002, GAFRI chose to suspend new sales of equity-indexed annuities due primarily to lack of volume.

     Debt and Preferred Securities  The following table shows scheduled principal payments on fixed rate long-term debt of GAFRI and related weighted-average interest rates for the next five years and for all years thereafter (in millions):

	December 31, 2003		December 31, 2002
	Scheduled			Scheduled
	Principal			Principal
	Payments	Rate		Payments	Rate
2004 through 2008	$100.7	5.8%	2003 through 2007	*
Thereafter	113.3	7.5%	Thereafter	$100.8	6.9%

Total	$214.0	6.7%	Total	$101.7	6.8%

Fair Value	$220.4		Fair Value	$ 91.7

_______________

* Less than $1 million

Under the terms of the Company's bank credit facility, GAFRI and its subsidiaries have no variable-rate debt maturing until December 2004. There were no borrowings outstanding on the bank credit facility at December 31, 2003. The weighted-average interest rate on GAFRI's variable-rate debt was 2.2% at December 31, 2002. There were $155 million and $143 million of subsidiary trust preferred securities outstanding at December 31, 2003 and 2002, respectively, none of which are scheduled for maturity or mandatory redemption during the next five years; the weighted-average interest rate on these trust securities at December 31, 2003 and 2002 was 8.8% and 9.1%, respectively. See Note R "Subsequent Events" for information on the recent redemption and repurchase of trust preferred securities.

In December 2003, GAFRI entered into an interest rate swap agreement under which it effectively converted $40 million principal amount of its 6-7/8% Senior Notes due 2008 from fixed to floating rate interest. At December 31, 2003, the effective interest rate on this debt was approximately 4.1%. The Company expects to enter into similar swap agreements in 2004 covering up to an additional $60 million principal amount of these notes.

     Reinsurance  In the normal course of business, GAFRI's insurance subsidiaries cede reinsurance to other companies under various coinsurance agreements to diversify risk and limit maximum exposure.

To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, GAFRI's insurance subsidiaries would remain liable. GAFRI reviews the financial condition of its reinsurers and monitors the amount of reinsurance it has with each company. At December 31, 2003, approximately 25% of the Company's total face amount of life insurance in force was reinsured with a single company.

  Proposed Retirement Account Changes  The federal budget for fiscal year 2005 contains several proposals designed to increase private savings by simplifying and consolidating current retirement savings vehicles. Included is one proposal to consolidate 401(k), 403(b) and governmental 457 plans, as well as certain other retirement accounts, into one plan. It is too early to predict the specific proposals which might be included in any legislation to be introduced, whether such legislation would become law, or their impact if adopted.

  Proposed Regulatory Changes  Various competitors, schools and other entities have proposed measures that would restrict product designs and the number of companies qualified to sell annuities to teachers. In addition, certain school districts have proposed charging policy fees to annuity providers. While efforts in these areas have been largely unsuccessful to date, widespread acceptance of such measures could negatively impact GAFRI's 403(b) annuity operations to the extent the Company's access to school districts is limited or reduced, and to the extent policy fees are not recovered by GAFRI.

RESULTS OF OPERATIONS

General  The comparability of GAFRI's financial statements is affected by the acquisition of a subsidiary discussed in Note C to its financial statements.

Results of operations as shown in the accompanying financial statements are prepared in accordance with generally accepted accounting principles. Operating earnings before income taxes increased $30.7 million in 2003 compared to 2002. The 2003 results reflect significantly lower realized losses on investments and improved operating results in the Company's life, supplemental insurance and variable annuity operations, partially offset by the effects of lower interest rates on the Company's fixed annuity operations.

The lower earnings in 2002 compared to 2001 reflect (i) the effect of narrower spreads in GAFRI's fixed annuity operations, (ii) the impact of declines in the equity markets on the Company's variable annuity operations and (iii) the effects of adverse mortality in GAFRI's life insurance operations. These decreases were partially offset by higher earnings in the Company's supplemental insurance operations; in addition, 2001 included a pretax operating gain of $11.2 million related to GAFRI's real estate operations.

The following table summarizes GAFRI's annuity sales (in millions).

Annuity Premiums:	2003	2002	2001
Single premium fixed rate annuities Flexible premium fixed rate annuities Single premium variable annuities Flexible premium variable annuities	$567	$ 654	$401
	179	165	151
	48	95	107
	75	87	92
	$869	$1,001	$751

Fixed annuity sales decreased in 2003 compared to 2002 as the Company has maintained its pricing targets and its commission and interest crediting discipline during a period of historically low interest rates, as well as the Company's decision to suspend new sales of its equity-indexed annuities.

Variable annuity premiums decreased in 2003 and 2002 compared to 2001, reflecting the poor performance of the stock market and GAFRI's exit from certain segments of the variable annuity market. GAFRI now primarily focuses on selling its variable annuity products in the 403(b) market.

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

Premiums	2003	2002	2001
Supplemental insurance products	$222	$191	$190
GA Life of Puerto Rico	66	61	54
Life products	44	54	36
	$332	$306	$280
Benefits
Supplemental insurance products	$170	$157	$157
GA Life of Puerto Rico	34	31	27
Life products	47	57	29
	$251	$245	$213

The increase in premiums and benefits for the supplemental insurance products represents the addition of new distribution sources. The increase in supplemental insurance product benefits, due to higher premiums, was partially offset by favorable experience on the Medicare supplement products in 2003 compared to 2002.

Although results have improved in 2003, GAFRI continues to experience adverse mortality in GALIC's life division. While stricter underwriting standards have resulted in higher quality business in 2003, these standards have led to a significant drop in first year premiums. Beginning in May 2004, GALIC's life division will no longer be issuing life insurance policies.

Sales of life products in 2003 and 2002 include premiums of $3 million and $14 million, respectively, and benefits of $14 million and $19 million, respectively, related to Manhattan National Life, which was acquired in June 2002.

Net Investment Income  Net investment income decreased $16.9 million (3%) in 2003 compared to 2002, due primarily to lower reinvestment rates on GAFRI's fixed maturity portfolio. The yield on GAFRI's fixed maturity portfolio was approximately 6.2% at December 31, 2003 compared to approximately 7.0% at December 31, 2002 and 7.7% at December 31, 2001.

Net investment income increased $21.3 million (4%) in 2002 due primarily to higher average invested assets (partially as a result of the MNL acquisition), somewhat offset by lower yields in the portfolio.

Realized Losses on Investments  Realized gains (losses) on investments included the following provisions for other than temporary impairment: $41.4 million, $97.4 million and $77.0 million for the years ended 2003, 2002 and 2001, respectively.

Other Income  Other income decreased $8.4 million (9%) in 2003 compared to 2002 due primarily to a reinsurance treaty entered into by GALIC's Life Division in December 2002.

Real Estate Operations  GAFRI is engaged in a variety of real estate operations including hotels and marinas; GAFRI also owns several parcels of land. Revenues and expenses of these operations, including gains on disposal, are included in GAFRI's Consolidated Income Statement as shown below (in millions).

	2003	2002	2001
Other income	$43.3	$41.2	$46.7
Other expenses	36.0	34.1	30.9

Other income included a pretax gain on the sale of real estate assets of $11.2 million in 2001.

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues an additional liability to provide for expected deaths and annuitizations. Changes in interest and crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect this accrual.

The majority of GAFRI's fixed rate annuity products permit GAFRI to change the crediting rate at any time, subject to minimum interest rate guarantees (as determined by applicable law). Approximately one-half of GAFRI's annuity benefits accumulated relate to policies that have a minimum guarantee of 3%; the majority of the balance has a guarantee of 4%. Beginning in the fourth quarter of 2003, in states where required approvals have been received, the Company has begun issuing products with guaranteed minimum crediting rates of less than 3%.

Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. The recent interest rate environment has resulted in a spread compression that could continue through at least 2004. Significant changes in projected investment yields could result in charges (or credits) to earnings in the period the projections are modified.

Insurance Acquisition Expenses  Insurance acquisition expenses include amortization of DPAC as well as a portion of commissions on sales of insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $8.5 million in 2003, $11.8 million in 2002 and $9.2 million in 2001.

The increase in insurance acquisition expenses in 2003 is due primarily to the continued narrowing of spreads in GAFRI's fixed annuity operations and an increase of in-force policies primarily in the annuities and supplemental insurance businesses. Insurance acquisition expenses in 2003 included $15.2 million in DPAC write-offs related to spread narrowing.

The increase in insurance acquisition expenses in 2002 reflects (i) DPAC write-offs; (ii) the amortization costs associated with GAFRI's purchase of MNL in June 2002 and (iii) higher commission expense due to the Company's growth in premiums. Included in 2002 and 2001 were DPAC write-offs related to variable annuities of $13.5 million and $3.0 million, respectively, resulting from the actual performance of the equity markets and a reduction of assumed future returns.

Included in 2002 is a DPAC write-off of $4 million related primarily to adverse mortality in the Company's life operations. Partially offsetting the DPAC write-offs in 2002 was a reduction of approximately $7 million in DPAC amortization on fixed annuities relating to decreases in crediting rates on certain fixed annuity products.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to further write-offs of DPAC in the future.

Preferred Distribution Requirement on Consolidated Subsidiary Trusts  The decrease in preferred distribution requirement on consolidated subsidiary trusts in 2002 compared to 2001 reflects the Company's September 2001 redemption of one issue of its trust preferred securities.

Interest and Other Debt Expenses  The increase in interest and other debt expenses in 2003 compared to 2002 reflects the paydown of lower interest rate bank debt with proceeds from a 7-1/2% Senior Debenture offering in the fourth quarter of 2003.

Other Expenses  Other expenses increased in 2002 compared to 2001 due to (i) an increase in expenses from real estate operations resulting from the 2002 acquisition of property and (ii) the acquisition of MNL in June 2002.

Income Taxes  The provision for income taxes in all periods presented reflects the effects of non-taxable foreign operations. In 2002 the provision for income taxes also reflects the effect ($3.3 million) of reductions in the valuation allowance associated with certain deferred tax assets. (See Note K)

Cumulative Effect of Accounting Changes  Effective January 1, 2002, GAFRI implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized, but is subject to an impairment test at least annually. The initial impairment testing resulted in an after-tax charge of $17.7 million for the cumulative effect of an accounting change.

In 2001, the cumulative effect of accounting change represents the implementation of a new accounting standard (EITF 99-20) which resulted in a writedown of $8.4 million ($5.5 million or $0.13 per share after-tax) of the cost basis of certain collateralized debt obligations in the second quarter.

RECENT ACCOUNTING STANDARDS

The following accounting standards have been, or will be implemented by GAFRI. The implementation of these standards is discussed under various subheadings of Note B to the Financial Statements. Effects of each are shown in the relevant Notes.

Accounting
Standard	Subject of Standard (Year Implemented)	Reference
EITF 99-20	Asset-backed Securities (2001)	"Investments"
SFAS #141	Business Combinations (2001)	"Business Combinations"
SFAS #142	Goodwill and Other Intangibles (2002)	"Goodwill"
SFAS #148	Stock-based Compensation (2002)	"Stock-based Compensation"
FIN 46	Consolidation of Variable Interest Entities (2003)	"Payable to Subsidiary Trusts"
SFAS #133 B36	Embedded Derivatives in Reinsurance Contracts (2003)	"Reinsurance"

Other standards issued in recent years did not apply to GAFRI or had only negligible effects on GAFRI.

SOP 03-1   In July 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP")03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The most significant accounting implications to GAFRI of the SOP are as follows: (1) changing GAFRI's method of accounting for assets and liabilities related to two-tier annuities and persistency bonuses; (2) amortizing DPAC over the life of deferred annuity contracts excluding the annuitization phase; and (3) establishing an additional liability for guaranteed minimum death benefits for variable annuity contracts.

The Company will adopt the SOP effective January 1, 2004. Although interpretation of accounting for certain items covered by the SOP has not been finalized, the effect of initially adopting this SOP is expected to be less than 2% of stockholders' equity and will be reported as a cumulative effect of a change in accounting principle in the 2004 results of operations. This effect results primarily from the change in accounting for persistency bonuses and the Company's two-tier annuities. GAFRI does not expect that the final amount will have a material adverse impact on the Company.

ITEM 7A

Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8

Please refer to "Forward-Looking Statements" following the index in front of this Form 10-K.

Financial Statements and Supplementary Data
PAGE

Report of Independent Auditors	F-1

Consolidated Balance Sheet:
December 31, 2003 and 2002	F-2

Consolidated Income Statement:
Years Ended December 31, 2003, 2002 and 2001	F-3

Consolidated Statement of Changes in Stockholders' Equity:
Years Ended December 31, 2003, 2002 and 2001	F-4

Consolidated Statement of Cash Flows:
Years Ended December 31, 2003, 2002 and 2001	F-5

Notes to Consolidated Financial Statements	F-6

"Selected Quarterly Financial Data" has been included in Note Q to the Consolidated Financial Statements.

Please refer to "Forward-Looking Statements" following the index in front of this Form 10-K.

Item 9A

Evaluation of Disclosure Controls and Procedures

GAFRI's chief executive officer and chief financial officer, with the participation of management, have evaluated GAFRI's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14c) as of a date within 90 days prior to filing this report. Based on the evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in GAFRI's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

The information required by the following Items will be included in GAFRI's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year-end and is herein incorporated by reference:

ITEM 10	Directors and Executive Officers of the Registrant

ITEM 11	Executive Compensation

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters (See Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters")

ITEM 13	Certain Relationships and Related Transactions

ITEM 14	Principal Accountant Fees and Services

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Great American Financial Resources, Inc.

We have audited the accompanying consolidated balance sheet of Great American Financial Resources, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great American Financial Resources, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes B and F to the consolidated financial statements, in 2002, the Company implemented Statement of Financial Accounting Standard No. 142, which required a change in the method of accounting for goodwill.

Ernst & Young LLP

Cincinnati, Ohio

February 12, 2004

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)
	December 31,
	2003	2002
Assets
Investments:
Fixed maturities:
Available-for-sale - at market
(amortized cost - $7,568.3 and $6,894.1)	$ 7,845.2	$7,181.1
Trading securities - at market	195.4	-
Equity securities - at market
(cost - $45.9 and $47.0)	83.4	73.5
Mortgage loans on real estate	15.8	18.9
Real estate	79.4	78.6
Policy loans	215.6	214.9
Short-term investments	143.4	400.0
Total investments	8,578.2	7,967.0

Cash	20.6	2.2
Accrued investment income	100.5	95.3
Unamortized insurance acquisition costs, net	614.2	591.0
Reinsurance recoverable	206.6	134.0
Other assets	105.8	118.0
Variable annuity assets (separate accounts)	568.4	455.1

	$10,194.3	$9,362.6

Liabilities and Capital
Annuity benefits accumulated	$ 6,974.6	$6,453.9
Life, accident and health reserves	1,018.9	902.4
Notes payable	214.0	250.3
Payable to subsidiary trusts (issuers of preferred securities)	155.0	-
Payable to affiliates, net	94.2	62.4
Deferred taxes on unrealized gains	84.2	93.3
Accounts payable, accrued expenses and other
liabilities	142.5	150.4
Variable annuity liabilities (separate accounts)	568.4	455.1
Total liabilities	9,251.8	8,367.8

Mandatorily redeemable preferred securities
of subsidiary trusts	-	142.9

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-46,978,151 and 42,456,843 shares outstanding	47.0	42.4
Capital surplus	406.0	347.6
Retained earnings	326.9	281.9
Unrealized gains on marketable securities, net	162.6	180.0
Total stockholders' equity	942.5	851.9

	$10,194.3	$9,362.6

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

	Year ended December 31,
	2003	2002	2001
Revenues:
Life, accident and health premiums	$331.9	$305.7	$280.1
Net investment income	510.9	527.8	506.5
Realized losses on investments	(9.2)	(45.7)	(51.6)
Other income	87.0	95.4	95.1
	920.6	883.2	830.1
Costs and Expenses:
Annuity benefits	295.0	301.0	294.7
Life, accident and health benefits	250.7	245.3	213.0
Insurance acquisition expenses	121.3	114.5	79.3
Preferred distribution requirement on consolidated subsidiary trusts	12.8	13.0	17.1
Interest and other debt expenses	12.1	10.8	10.8
Other expenses	159.1	159.7	155.3
	851.0	844.3	770.2

Operating earnings before income taxes	69.6	38.9	59.9
Provision for income taxes	19.9	5.0	17.2

Income before accounting changes	49.7	33.9	42.7

Cumulative effect of accounting changes, net of tax	-	(17.7)	(5.5)

Net Income	$ 49.7	$ 16.2	$ 37.2

Basic earnings per common share:
Income before accounting changes	$1.14	$0.80	$1.01
Accounting changes	-	(0.42)	(0.13)
Net income	$1.14	$0.38	$0.88

Diluted earnings per common share:
Income before accounting changes	$1.13	$0.79	$1.00
Accounting changes	-	(0.41)	(0.13)
Net income	$1.13	$0.38	$0.87

Average number of common shares:
Basic	43.7	42.4	42.3
Diluted	43.8	42.7	42.7

Cash dividends per common share	$0.10	$0.10	$0.10

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)

	Year ended December 31,
	2003	2002	2001
Common Stock:
Balance at beginning of year	$ 42.4	$ 42.3	$ 42.3
Common Stock issued	4.6	0.2	0.1
Common Stock retired	-	(0.1)	(0.1)
Balance at end of year	$ 47.0	$ 42.4	$ 42.3

Capital Surplus:
Balance at beginning of year	$347.6	$346.7	$348.5
Common Stock issued	58.9	2.4	1.3
Common Stock retired	(0.5)	(1.5)	(0.7)
Capital transaction of subsidiary	-	-	(2.4)
Balance at end of year	$406.0	$347.6	$346.7

Retained Earnings:
Balance at beginning of year	$281.9	$270.0	$237.0
Net income	49.7	16.2	37.2
Common dividends declared	(4.7)	(4.3)	(4.2)
Balance at end of year	$326.9	$281.9	$270.0

Unrealized Gains, Net:
Balance at beginning of year	$180.0	$ 89.8	$ 43.9
Change during year	(17.4)	90.2	45.9
Balance at end of year	$162.6	$180.0	$ 89.8

Comprehensive Income:
Net Income	$ 49.7	$ 16.2	$ 37.2
Other comprehensive income (loss) - change
in net unrealized gains
on marketable securities	(17.4)	90.2	45.9
Comprehensive income	$ 32.3	$106.4	$ 83.1

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Year ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$ 49.7	$ 16.2	$ 37.2
Adjustments:
Cumulative effect of accounting changes	-	17.7	5.5
Increase in life, accident and health reserves	118.8	70.0	58.0
Benefits to annuity policyholders	295.0	301.0	294.7
Amortization of insurance acquisition costs	90.5	114.5	79.3
Depreciation and amortization	19.9	16.8	12.4
Realized losses on investments	9.2	45.7	51.6
Increase in insurance acquisition costs	(148.2)	(170.2)	(137.7)
Increase in reinsurance recoverable	(72.6)	(24.4)	(43.1)
Decrease in other assets	16.7	0.1	4.3
Decrease in other liabilities	(14.2)	(49.2)	(9.7)
Increase (decrease) in payable to affiliates, net	31.8	(29.8)	13.4
Other, net	11.8	6.0	(15.8)
	408.4	314.4	350.1

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(5,537.7)	(3,880.2)	(1,721.3)
Equity securities	(17.4)	(7.4)	(3.3)
Real estate, mortgage loans and other assets	(8.4)	(17.6)	(13.2)
Purchase of subsidiary	-	(48.5)	-
Cash and short-term investments of subsidiary
acquired	-	4.9	-
Maturities and redemptions of fixed maturity
investments	1,190.8	1,289.3	582.0
Sales of:
Fixed maturity investments	3,449.0	2,191.4	873.4
Equity securities	27.5	4.1	1.2
Real estate, mortgage loans and other assets	3.5	7.0	26.1
Decrease (increase) in policy loans	(0.7)	4.5	2.2
	(893.4)	(452.5)	(252.9)

Cash Flows from Financing Activities:
Fixed annuity receipts	788.2	874.5	616.6
Annuity surrenders, benefits and withdrawals	(572.0)	(549.9)	(622.5)
Net transfers (to) from variable annuity assets	1.0	20.8	(0.4)
Additions to notes payable	116.7	27.5	87.5
Reductions of notes payable	(156.8)	(0.2)	(16.4)
Issuance of Common Stock	63.0	2.6	1.4
Retirement of Common Stock	-	(1.6)	(0.8)
Issuance of trust preferred securities	19.4	-	-
Repurchase of trust preferred securities	(8.0)	-	(75.0)
Cash dividends paid	(4.7)	(4.3)	(4.2)
	246.8	369.4	(13.8)

Net increase (decrease) in cash and short-term investments	(238.2)	231.3	83.4
Beginning cash and short-term investments	402.2	170.9	87.5
Ending cash and short-term investments	$ 164.0	$ 402.2	$ 170.9

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SOP 03-1   In July 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP")03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts."

The most significant accounting implications to GAFRI of the SOP are as follows: (1) changing GAFRI's method of accounting for assets and liabilities related to two-tier annuities and persistency bonuses; (2) amortizing DPAC over the life of deferred annuity contracts excluding the annuitization phase; and (3) establishing an additional liability for guaranteed minimum death benefits for variable annuity contracts.

The Company will adopt the SOP effective January 1, 2004. Although interpretation of accounting for certain items covered by the SOP has not been finalized, the effect of initially adopting this SOP is expected to be less than 2% of stockholders' equity and will be reported as a cumulative effect of a change in accounting principle in the 2004 results of operations. This effect results primarily from the change in accounting for persistency bonuses and the Company's two-tier annuities. GAFRI does not expect that the final amount will have a material adverse impact on the Company.
INDEX TO NOTES
A. Description of the Company	K. Income Taxes
B. Summary of Significant Accounting Policies	L. Leases
C. Acquisition	M. Earnings Per Share
D. Segments of Operations	N. Contingencies
E. Investments	O. Statutory Information
F. Goodwill	P. Additional Information
G. Unamortized Insurance Acquisition Costs	Q. Quarterly Financial Data
H. Notes Payable	(Unaudited)
I. Payable to Subsidiary Trusts	R. Subsequent Events (Unaudited)
J. Stockholders' Equity

A.  DESCRIPTION OF THE COMPANY

Great American Financial Resources, Inc. ("GAFRI" or "the Company"), through its subsidiaries, markets fixed and variable annuities, and various forms of life and supplemental insurance through independent agents, payroll deduction plans, financial institutions and in-home sales.

American Financial Group, Inc. ("AFG") and its subsidiaries owned 82% of GAFRI's Common Stock at December 31, 2003.

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

Investments  Fixed maturity securities classified as "available-for-sale" are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Fixed maturity securities classified as "trading" are reported at fair value with changes in unrealized gains or losses during the period included in investment income. Short-term investments are carried at cost; mortgage loans on real estate are generally carried at amortized cost; policy loans are carried at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the differences between interest rates of the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the creditworthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

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

Derivatives  Derivatives included in GAFRI's balance sheet consist primarily of (i) the interest component of certain life reinsurance contracts (included in other liabilities), (ii) an interest rate swap (included in Notes Payable), (iii) the equity-based component of certain annuity products (included in annuity benefits accumulated) and (iv) related call options (included in other assets) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products. Changes in the fair value of derivatives are included in current earnings.

In December 2003, GAFRI entered into an interest rate swap, effectively converting the interest rate on $40 million of its 6-7/8% fixed rate Senior Notes to a floating rate based on LIBOR. The swap realigns GAFRI's mix of floating and fixed rate debt and has been designated a fair value hedge. The terms of the swap match those of the debt; therefore, the swap is considered to be (and is accounted for as) a 100% effective hedge. Both the swap and the hedged debt are adjusted for changes in fair value by offsetting amounts. Accordingly, since the swap is included with notes payable in the Balance Sheet, the only effect on GAFRI's financial statements is that the interest expense on the hedged debt is recorded based on the variable rate.

Goodwill  Goodwill represents the excess of cost of subsidiaries over GAFRI's equity in their underlying net assets. Through December 31, 2001, goodwill was being amortized over periods of 20 to 40 years. Effective January 1, 2002, GAFRI implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized but is subject to an impairment test at least annually. As required under SFAS No. 142, GAFRI completed the transitional test for goodwill impairment (as of January 1, 2002) during the fourth quarter of 2002. The resulting write-down was reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle.

Reinsurance  In the normal course of business, GAFRI's insurance subsidiaries cede reinsurance to other companies under various coinsurance agreements to diversify risk and limit maximum exposure. These transactions may also provide a source of additional capital and liquidity. GAFRI reviews the financial condition of its reinsurers and monitors the amount of reinsurance it has with each company.

Under these agreements, GAFRI's insurance subsidiaries cede life insurance policies to a third party on a funds withheld basis where GAFRI retains the assets (securities) associated with the reinsurance contracts. Interest is credited to the reinsurer based on the actual investment performance (including realized gains and losses) of the retained assets. Effective October 1, 2003, the Company implemented SFAS No. 133 Implementation Issue B36 ("B36")"Embedded Derivatives in Reinsurance Contracts." Under B36, these reinsurance contracts are considered to contain embedded derivatives (that must be marked to market) because the yield on the payables is based on specific blocks of the ceding companies' assets, rather than the overall creditworthiness of the ceding company. GAFRI determined that changes in the fair value of the underlying portfolios of fixed maturity securities is an appropriate measure of the value of the embedded derivative. As permitted under B36, the Company reclassified the securities related to these transactions from "available-for-sale" to "trading." The $16.1 million cumulative effect of marking to market the derivatives embedded in the payables at October 1, 2003, was offset by the initial effect of transferring the related securities from available-for-sale to trading. Beginning in the fourth quarter of 2003, the mark to market on the embedded derivatives offsets the investment income recorded on the mark to market of the related trading portfolios.

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

Life, Accident and Health Premiums and Benefits  For traditional life, accident and health products, premiums are recognized as revenue when legally collectible from policyholders. Policy reserves have been established in a manner that allocates policy benefits and expenses on a basis consistent with the recognition of related premiums and generally results in the recognition of profits over the premium paying period of the policies.

For interest sensitive life and universal life products, premiums are recorded in a policyholder account, which is reflected as a liability. Revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and contract expenses. Surrender benefits reduce the account value. Death benefits are expensed when incurred, net of the account value.

Payable to Subsidiary Trusts (Issuers of Preferred Securities)  Under revised Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("VIEs") issued by the Financial Accounting Standards Board in December 2003, GAFRI is required to deconsolidate two wholly-owned subsidiary trusts because they are VIEs in which GAFRI is not considered to be the primary beneficiary. These subsidiary trusts were formed to issue preferred securities and, in turn, purchase a like amount of subordinated debt from their parent company, which provides interest and principal payments to fund the respective trust obligations. Accordingly, the subordinated debt due to the trusts is shown as a liability in the Balance Sheet beginning December 31, 2003, and the related interest expense will be shown in the Income Statement as "Interest on subsidiary trust obligations" beginning in the first quarter of 2004. Prior to these dates, these items were included in the Balance Sheet as "Mandatorily redeemable preferred securities of subsidiary trusts" and in the Income Statement as "Trust preferred distribution requirement." Implementation of FIN 46 with respect to the preferred securities had no effect on earnings.

Income Taxes  GAFRI and Great American Life Insurance Company ("GALIC") have separate tax allocation agreements with American Financial Group ("AFG"), which designate how tax payments are shared by members of the tax group. In general, both companies

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

compute taxes on a separate return basis. GALIC is obligated to make payments to (or receive benefits from) AFG based on taxable income without regard to temporary differences. If GALIC's taxable income (computed on a statutory accounting basis) exceeds a current period net operating loss of GAFRI, the taxes payable or receivable by GALIC associated with the excess are payable to or receivable from AFG. If the AFG tax group utilizes any of GAFRI's net operating losses or deductions that originated prior to GAFRI's entering AFG's consolidated tax group, AFG will pay to GAFRI an amount equal to the benefit received. The tax allocation agreements with AFG have not impacted the recognition of income tax expense and income tax payable in GAFRI's financial statements.

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis and are measured using enacted tax rates. The Company recognizes deferred tax assets if it is more likely than not that a benefit will be realized. Current and deferred tax assets and liabilities of companies in AFG's consolidated tax group are aggregated with other amounts receivable from or payable to affiliates.

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

The following table illustrates the effect on net income and earnings per share had compensation cost been recognized and determined for stock option awards based on the fair values at grant dates consistent with the method prescribed by SFAS No. 123. See Note J "Stockholders' Equity" for further information on stock options.

For SFAS No. 123 purposes, the "fair value" of $3.69 per option granted in 2003, $6.09 in 2002 and $6.21 in 2001 was calculated using the Black-Scholes option pricing model and the following assumptions: dividend yield of less than 1%; expected volatility of 20% for 2003, 2002 and 2001; risk-free interest rate of 3% for 2003 and 5% for 2002 and 2001; and expected option life of 7.5 years. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value."
	2003	2002	2001
Net income, as reported	$49.7	$16.2	$37.2
Pro forma stock option expense, net of tax	(1.6)	(1.3)	(2.0)

Adjusted net income	$48.1	$14.9	$35.2

Earnings per share (as reported):
Basic	$1.14	$0.38	$0.88
Diluted	$1.13	$0.38	$0.87

Earning per share (adjusted):
Basic	$1.10	$0.35	$0.83
Diluted	$1.10	$0.35	$0.82

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Under the savings fund portion of the Plan, GAFRI matches a percentage of employee contributions. Employees have been permitted to direct the investment of their contributions to independently managed investment funds. Matching contributions to the savings fund portion of the Plan are also invested in accordance with participant elections. Company contributions to the Plan are charged against earnings in the year for which they are declared.

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

C.  ACQUISITION

On June 28, 2002, GAFRI's principal insurance subsidiary acquired Manhattan National Life Insurance Company ("MNL") from a subsidiary of Conseco, Inc. for $48.5 million in cash. While MNL is no longer writing new policies, as of December 31, 2003, it had approximately 80,000 policies in force (primarily term life). GAFRI has reinsured 90% of the business in force.

D.  SEGMENTS OF OPERATIONS

GAFRI's life and annuity operations offer fixed and variable annuity products and traditional life insurance products. GAFRI's annuity products are sold through managing general agents and independent agents to employees of primary and secondary educational institutions, hospitals and in the non-qualified markets. Traditional term and universal life insurance products had been marketed through national marketing organizations. In May 2004, GAFRI will suspend new sales of these life insurance products due to inadequate volume and returns. The Company will continue to service its in-force block of over 200,000 policies and $37 billion gross ($12 billion, net) of life insurance in force. The Company continues to sell life products through its supplemental insurance operations and GA Life of Puerto Rico (see below.)

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

GA Life of Puerto Rico ("GAPR") sells in-home life and supplemental health products through a network of company-employed agents. Sales in Puerto Rico accounted for nearly 20% of GAFRI's life, accident and health premiums in 2003.

Corporate and other consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company).

The following tables show (in millions) GAFRI's assets, revenues and operating profit by significant business segment.
Assets	2003	2002	2001
Life and annuity products	$ 9,039.8	$8,283.5	$7,396.1
Supplemental insurance products	862.7	801.4	731.5
GA Life of Puerto Rico	288.6	265.3	234.0
Corporate and other	3.2	12.4	38.8
Total assets per balance sheet	$10,194.3	$9,362.6	$8,400.4

Revenues
Life and annuity products	$582.8	$616.9	$574.1
Supplemental insurance products	265.0	234.6	234.0
GA Life of Puerto Rico	76.7	71.6	64.3
Corporate and other	5.3	5.8	9.3
Total operating revenues	929.8	928.9	881.7

Realized losses	(9.2)	(45.7)	(51.6)
Total revenues per income statement	$920.6	$883.2	$830.1

Operating profit - pretax
Life and annuity products	$ 77.4	$ 96.8	$134.2
Supplemental insurance products	23.7	11.5	2.8
GA Life of Puerto Rico	12.5	11.7	10.7
Corporate and other	(34.8)	(35.4)	(36.2)
Pretax earnings from operations	78.8	84.6	111.5

Realized losses	(9.2)	(45.7)	(51.6)
Total pretax income per income statement	$ 69.6	$ 38.9	$ 59.9

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

E.  INVESTMENTS

Fixed maturity investments classified as available-for-sale at December 31, consisted of the following (in millions):
	2003				2002
	Amortized	Market	Gross Unrealized		Amortized	Market	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses
Fixed maturities:
United States Government
and government agencies
and authorities	$ 710.1	$ 726.4	$ 18.7	($ 2.4)	$ 742.9	$ 770.3	$ 28.5	($ 1.1)
States, municipalities and
political subdivisions	200.8	214.6	14.7	(0.9)	181.3	198.3	19.5	(2.5)
Foreign governments	28.8	29.6	1.1	(0.3)	43.0	45.4	2.4	-
Public utilities	747.3	790.8	46.7	(3.2)	573.7	583.2	23.2	(13.7)
Mortgage-backed securities	2,277.7	2,277.3	32.2	(32.6)	2,245.8	2,339.1	100.9	(7.6)
All other corporate	3,582.9	3,782.6	209.6	(9.9)	3,086.8	3,223.4	191.0	(54.4)
Redeemable preferred stocks	20.7	23.9	3.2	-	20.6	21.4	1.8	(1.0)
	$7,568.3	$7,845.2	$326.2	($49.3)	$6,894.1	$7,181.1	$367.3	($80.3)

The following table shows gross unrealized losses on fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003.
	Twelve Months or Less			More than Twelve Months
	Unrealized Loss	Market Value	Market as % of Cost	Unrealized Loss	Market Value	Market as % of Cost
Fixed maturities:
United States Government
and government agencies
and authorities	($ 2.4)	$ 154.0	98%	$ -	$ 0.1	100%
States, municipalities and
political subdivisions	-	14.2	100	(0.9)	14.1	94
Foreign government	(0.3)	12.1	98	-	-	-
Public utilities	(2.5)	58.5	96	(0.7)	14.4	95
Mortgage-backed securities	(32.0)	1,429.4	98	(0.6)	7.6	93
All other corporate	(4.5)	309.3	99	(5.4)	72.3	93
	($41.7)	$1,977.5	98%	($7.6)	$108.5	93%

Gross gains and losses on fixed maturity transactions included in GAFRI's Consolidated Statement of Cash Flows consisted of the following (in millions):

	2003	2002	2001
Gross gains	$59.1	$ 74.0	$46.3
Gross losses	(74.3)	(119.2)	(95.8)

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table below sets forth the scheduled maturities of GAFRI's fixed maturity investments based on market value as of December 31. Asset-backed securities and other securities with sinking funds are reported at average maturity. Data based on amortized cost is generally the same. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. Mortgage-backed securities had an average life of approximately six and one-half years at December 31, 2003 compared to five and one-fourth years at December 31, 2002.
Maturity	2003	2002
One year or less	2%	6%
After one year through five years	20	21
After five years through ten years	33	28
After ten years	16	13
	71	68
Mortgage-backed securities	29	32
	100%	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

At December 31, 2003, GAFRI had no single investment in excess of 10% of stockholders' equity except for certain investments guaranteed by the U.S. Government or government agencies.

Realized gains (losses) and changes in unrealized appreciation (depreciation) on fixed maturity, equity security and other investments are summarized as follows (in millions):
	Fixed	Equity		Tax
	Maturities	Securities	Other	Effects	Total
2003
Realized	($15.2)	$5.7	$0.3	$ 3.3	($ 5.9)
Change in unrealized	(10.1)	11.0	-	(0.4)	0.5

2002
Realized	($45.2)	($0.7)	$0.2	$16.0	($29.7)
Change in unrealized	158.0	5.3	-	(55.6)	107.7

2001
Realized	($49.5)	($0.8)	($1.3)	$18.1	($33.5)
Change in unrealized	99.9	(16.2)	-	(29.2)	54.5

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Major categories of net investment income were as follows (in millions):

	2003	2002	2001
Fixed maturities*	$513.8	$529.5	$505.6
Other	2.8	2.8	2.9
Total investment income	516.6	532.3	508.5
Investment expenses	(5.7)	(4.5)	(2.0)
Net investment income	$510.9	$527.8	$506.5
_______________
* Includes income on fixed maturities, mortgage loans, policy loans and short-term investments.

GAFRI's investment portfolio is managed by a subsidiary of AFG. Investment expenses included investment management charges related to this subsidiary amounting to $4.4 million in 2003, $3.3 million in 2002 and $1.4 million in 2001.

F.  GOODWILL

Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing. GAFRI completed its initial test in the fourth quarter of 2002, which resulted in a $17.7 million after-tax ($0.41 per share) impairment charge reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle. The impairment charge recorded was primarily related to a decrease in estimated future earnings based upon lower forecasted new business sales over the next few years.

If the goodwill amortization of $1.8 million ($0.04 per share) in 2001 had not been expensed, net earnings for the period would have been $38.8 million ($0.91 per share).

Changes in the carrying value of goodwill during 2002 and 2003, by reporting segment, are presented in the following table (in millions):

	Life and Annuity	Supplemental Insurance	Total
Balance December 31, 2001	$26.9	$13.5	$40.4
Additions	1.5	-	1.5
Transitional impairment charge	(12.1)(a)	(9.1)	(21.2)
Balance December 31, 2002	16.3	4.4	20.7

Goodwill related to business sold	(0.7)	-	(0.7)
Other	(1.9)(b)	-	(1.9)
Balance December 31, 2003	$13.7	$ 4.4	$18.1

  Relates primarily to wholly-owned insurance agency subsidiary.
  Primarily relates to subsidiaries' lawsuit settlement and purchase accounting adjustment.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

G.  UNAMORTIZED INSURANCE ACQUISITION COSTS

Unamortized insurance acquisition costs consisted of the following at December 31, (in millions):
	2003	2002
Deferred policy acquisition costs	$671.1	$647.8
Present value of future profits acquired	57.9	66.8
Unearned revenues	(114.8)	(123.6)
	$614.2	$591.0

A progression of GAFRI's present value of future profits acquired ("PVFP") is as follows (in millions):

	2003	2002	2001
Beginning balance	$ 66.8	$71.2	$93.4
Addition due to acquisitions	-	15.2	-
Interest accrued	4.7	5.2	6.7
Amortization	(13.2)	(17.0)	(15.9)
Other (a)	(0.4)	(7.8)	(13.0)
	$ 57.9	$66.8	$71.2

PVFP gross (original) carrying amount	$123.7	$124.1
Accumulated amortization, net of interest accrued	(65.8)	(57.3)
	$ 57.9	$ 66.8

      _______________

    2003 amount relates to purchase accounting adjustment for subsidiary acquired; 2002 amount primarily reflects reinsurance ceding of 90% of Manhattan's life business; 2001 amount primarily reflects reinsurance ceding of 80% of Loyal's life business.

The interest accrual rates used range primarily from 5% to 7%. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 14% of the balance at the beginning of each respective year.

H.  NOTES PAYABLE

Notes payable consisted of the following at December 31 (in millions):
	2003	2002
Direct obligations of GAFRI	$ 1.5	$ 1.7
Obligations of AAG Holding (guaranteed by GAFRI):
6-7/8% Senior Notes due 2008	100.0	100.0
7-1/2% Senior Debentures due 2033	112.5	-
Bank Credit Line	-	148.6
Total	$214.0	$250.3

AAG Holding has a floating rate $155 million unsecured credit agreement. Loans under the credit agreement mature on December 31, 2004. At December 31, 2003, there were no borrowings outstanding under the agreement. At December 31, 2002, the weighted-average interest rate on amounts borrowed under its credit line was 2.18%.

In November 2003, the Company issued $112.5 million principal amount of 7-1/2%, 30 year Senior Debentures and used the majority of the proceeds to pay down all of the remaining amounts borrowed under the bank credit line.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In December 2003, GAFRI entered into an interest rate swap agreement under which it effectively converted the interest rate on $40 million principal amount of its 6-7/8% Senior Notes due 2008 from fixed to floating rate interest. At December 31, 2003, the effective interest rate on this debt was approximately 4.1%. The Company expects to enter into similar swap agreements in 2004 covering up to an additional $60 million principal amount of these notes.

In January 2004, the Company issued additional Senior Debentures, using the proceeds to redeem its 9-1/4% trust preferred securities at face value and to repurchase a portion of its outstanding 8-7/8% preferred securities. (See Note R)

At December 31, 2003, scheduled principal payments on debt for the subsequent five years were as follows (in millions):
2004	2005	2006	2007	2008
$0.2	$0.2	$0.2	$0.1	$100.1

Cash interest payments were $10.7 million in 2003, $10.2 million in 2002 and $9.9 million in 2001.

I.  PAYABLE TO SUBSIDIARY TRUSTS (ISSUERS OF PREFERRED SECURITIES)

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

In accordance with FIN 46, VIEs that issued preferred securities subsequent to January 31, 2003, are not consolidated for reporting purposes. Beginning December 31, 2003, previously consolidated subsidiary trusts were deconsolidated for reporting purposes under FIN 46. Accordingly, the subordinated debt due the trusts is shown as a liability in GAFRI's balance sheet instead of the preferred securities, which were previously reported as "Mandatorily redeemable preferred securities of subsidiary trusts." The preferred securities supported by the payable to subsidiary trusts consisted of the following at December 31, 2003:

Date of Issuance	Issue (Maturity Date)	Amount Outstanding	Optional Redemption Dates
November 1996	9-1/4% TOPrS (2026)	$65,012,500	Redeemed in March 2004
March 1997	8-7/8% Pfd (2027)	70,000,000	On or after 3/1/2007
May 2003	7.35% Pfd (2033)	20,000,000	On or after 5/15/2008

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

In the first quarter of 2004, GAFRI redeemed all of its 9-1/4% trust preferred securities at face value and repurchased a portion of its 8-7/8% preferred securities. (See Note R)

Cash payments with respect to the preferred securities were $13.7 million, $13.0 million and $18.4 million in 2003, 2002 and 2001, respectively.

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

The change in net unrealized gains on marketable securities included the following (in millions):
	2003			2002			2001
	Pretax	Taxes	Net	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains (losses) on securities arising during the period	($20.0)	$ 6.9	($13.1)	$ 90.6	($30.1)	$60.5	$ 12.3	($ 4.2)	$ 8.1
Transfer to trading securities	(16.1)	5.6	(10.5)	-	-	-	-	-	-
Adoption of EITF 99-20	-	-	-	-	-	-	8.4	(2.9)	5.5
Realized losses on securities	9.6	(3.4)	6.2	45.7	(16.0)	29.7	49.8	(17.5)	32.3
Change in net unrealized gains (losses) on marketable securities	($26.5)	$ 9.1	($17.4)	$136.3	($46.1)	$90.2	$ 70.5	($24.6)	$45.9

In September 2003, GAFRI raised approximately $60 million through the sale of 4.3 million common shares in a rights offering. In the offering, AFG purchased 3.5 million shares and Carl H. Lindner, the Company's Chairman of the Board, purchased 0.4 million shares.

At December 31, 2003, there were 5.3 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans for employees and directors. Under these plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

Data for GAFRI's Stock Option Plan is presented below:

	2003		2002		2001
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding at beginning of year	3,265,185	$17.06	3,139,159	$16.83	2,869,462	$16.56
Granted	439,273	$13.60	487,752	$17.47	576,500	$17.96
Forfeited	(228,100)	$17.33	(149,200)	$18.76	(237,477)	$17.34
Exercised	(151,956)	$13.45	(212,526)	$13.37	(69,326)	$13.51

Outstanding at end of year	3,324,402	$16.75	3,265,185	$17.06	3,139,159	$16.83

Options exercisable at year-end	2,095,833	$17.19	1,952,654	$16.72	1,821,727	$16.03

Options available for grant at year-end	1,364,065		825,238		1,163,790

The following table summarizes information about stock options outstanding at December 31, 2003:
	Options Outstanding			Options Exercisable
	Shares	Average Exercise Price	Average Remaining Life	Shares	Average Exercise Price
$13.25 - $15.00	1,688,826	$13.87	5.4 years	1,092,713	$13.82
$15.01 - $18.00	867,299	$17.65	7.7 years	276,460	$17.69
$18.01 - $21.00	37,203	$19.74	5.8 years	25,081	$20.17
$21.01 - $24.38	731,074	$22.19	4.7 years	701,579	$22.14

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

K.  INCOME TAXES

The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Consolidated Income Statement (in millions).
	2003	2002	2001
Earnings before income taxes:
Operating
Domestic	$57.4	$27.0	$48.9
Foreign	12.2	11.9	11.0
Cumulative effect of accounting changes	-	(21.2)	(8.4)
Earnings before income taxes	$69.6	$17.7	$51.5

Tax computed at statutory rate	$24.4	$ 6.2	$18.0

Effect of:
NOL utilization	-	(3.3)	-
Foreign operations	(4.5)	(4.6)	(3.3)
Goodwill	-	3.9	-
Other, net	-	(0.7)	(0.4)
Total provision (all current)	19.9	1.5	14.3

Amounts applicable to accounting changes	-	3.5	2.9
Provision for income tax as shown in
Consolidated Income Statement	$19.9	$ 5.0	$17.2

Included in its consolidated tax provision is tax expense of $0.6 million in 2003, zero in 2002 and $0.4 million in 2001 related to GAFRI's operations in Puerto Rico.

The significant components of deferred tax assets and liabilities, excluding the effects of unrealized gains and losses on marketable securities, included in the Consolidated Balance Sheet were as follows (in millions):
	December 31,
	2003	2002
Deferred tax assets:
Net operating/capital loss carryforwards	$ 3.3	$ 4.0
Accrued expenses	17.8	16.7
Investment securities	35.9	74.2
Policyholder liabilities	38.2	12.7
Capitalized assets	13.1	9.2

Deferred tax liabilities:
Unamortized insurance acquisition costs	(159.3)	(172.3)

At December 31, 2003, GAFRI had net operating loss carryforwards for federal income tax purposes of approximately $4 million, which are scheduled to expire primarily in 2005 and 2006. In addition, GAFRI had net capital loss carryforwards for federal income tax purposes of approximately $5.3 million, which are scheduled to expire in 2006 and 2008.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

L.  LEASES

Future minimum lease payments, net of sublease revenues, under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2003 are payable as follows: 2004 - $7.9 million; 2005 - $4.1 million; 2006 - $3.2 million; 2007 - $1.9 million; 2008 - $0.4 million; 2009 and beyond - $0.2 million. In addition, GAFRI has 99-year land leases (approximately 93 years remaining) at one of its real estate properties. Minimum lease payments under these leases are expected to be approximately $90,000 in 2004 and are adjusted annually for inflation.

Rental expense for operating leases, net of sublease revenues, was $7.0 million in 2003 and 2002 and $5.5 million in 2001.

M.  EARNINGS PER SHARE

The number of common shares outstanding used in calculating diluted earnings per share in 2003, 2002 and 2001 include 0.1 million shares, 0.3 million shares and 0.4 million shares, respectively, for the effect of the assumed exercise of GAFRI's stock options.

N.  CONTINGENCIES

The Company is continuing its clean-up activities at certain of its former manufacturing operations and third-party sites, in some cases in accordance with consent agreements with federal and state environmental agencies. Changes in regulatory standards, the number and financial resources of other potentially responsible parties, further investigations, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop may affect estimated costs in the future. At December 31, 2003, based on prior costs and discussions with independent environmental consultants, the Company believes the remaining aggregate cost of environmental work at all sites for which it has responsibility will range from $5.8 million to $25.7 million. A significant portion of the known environmental costs are associated with long term remediation and monitoring. Management believes that reserves recorded are sufficient to satisfy the known liabilities and that the ultimate cost will not, individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of GAFRI. The Company's reserve for environmental costs was $5.9 million at December 31, 2003 and $6.6 million at December 31, 2002.

O.  STATUTORY INFORMATION; RESTRICTIONS ON TRANSFERS OF FUNDS AND ASSETS OF

     SUBSIDIARIES

Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):
	2003	2002	2001

Capital and surplus	$515.4	$418.6	$388.4
Asset valuation reserve	52.5	61.2	76.9
Interest maintenance reserve	21.5	26.0	11.0

Pretax income from operations	$ 84.5	$ 60.3	$131.5
Net income (loss)	56.5	(23.6)	25.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Dividends that can be paid by GAFRI's insurance subsidiaries without prior approval of regulatory authorities are subject to restrictions relating to capital and surplus and statutory net income. Based on these restrictions, GALIC and GAPR may pay $56.5 million and $32.9 million, respectively, in dividends in 2004 without prior approval. In 2003, GALIC paid $11.0 million in dividends and GAPR paid $1.2 million in dividends to GAFRI. Also in 2003, GAFRI made capital contributions to GALIC of $47.2 million.

Securities owned by insurance subsidiaries having a carrying value of $43 million at December 31, 2003 were on deposit as required by regulatory authorities.

P.  ADDITIONAL INFORMATION

Related Party Transactions   GAFRI had extended a line of credit in 1996 to a company owned by AFG and brothers of GAFRI's Chairman. Under the agreement, this company could borrow up to $8 million at 13%. At December 31, 2001, $6.4 million was due under the credit line. In September 2002, the company was sold to a third party and GAFRI's line of credit was repaid and terminated.

In 2000, GAFRI received an $18.9 million subordinated note in connection with the sale of its minority ownership interest in an ethanol company back to that company. Following the sale, GAFRI's Chairman beneficially owned 100% of the ethanol company. The note bore interest at 12-1/4% and was repaid as follows: $6 million in 2001, $1 million in 2002 and the remaining $11.9 million in 2003. The ethanol company also owed GAFRI $4.0 million under a subordinated note bearing interest at 14%, which was repaid in December 2003.

Other income includes approximately $0.4 million in 2001 of payments from a subsidiary of AFG for the rental of an office building owned by GALIC. This building was sold in 2001 to an unaffiliated party.

In order to take advantage of operational efficiencies, GAFRI shares certain information technology services with AFG. GAFRI made approximately $3 million in payments to AFG for such services in 2003 and 2002 and $7 million in 2001.

During 2003, GAFRI invested $12 million (and another AFG subsidiary invested $8 million) in preferred stock and warrants of an unrelated party who utilized the proceeds to repay bank loans, including $3.4 million in loans and fees to the Provident Bank. GAFRI's Chairman and members of his immediate family own approximately one-fourth of Provident's parent company.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value of Financial Instruments The following table shows the carrying value and estimated fair value of GAFRI's financial instruments at December 31 (in millions):

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets
Fixed maturity investments	$8,040.6	$8,040.6	$7,181.1	$7,181.1
Equity securities	83.4	83.4	73.5	73.5

Liabilities
Annuity benefits accumulated	$6,974.6	$6,780.6	$6,453.9	$6,284.4
Notes payable	214.0	220.4	250.3	240.3
Payable to subsidiary trusts	155.0	160.2	N/A	N/A
Trust preferred securities	N/A	N/A	$ 142.9	$ 140.6

Stockholders' equity	$ 942.5	$ 762.0	$ 851.9	$ 730.3

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unrealized Gains on Marketable Securities, Net  In addition to adjusting equity securities considered available-for-sale to fair value, SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that certain other balance sheet amounts be adjusted to the extent that unrealized gains and losses from securities would result in adjustments had these gains or losses actually been realized. The components of the Consolidated Balance Sheet caption "Unrealized gains on marketable securities, net" in stockholders' equity are summarized as follows (in millions):

	Unadjusted		Adjusted
	Asset	Effect of	Asset
	(Liability)	SFAS 115	(Liability)
2003
Fixed maturities	$7,568.3	$276.9	$7,845.2
Equity securities	45.9	37.5	83.4
Unamortized insurance acquisition
costs, net	672.9	(58.7)	614.2
Annuity benefits accumulated	(6,965.7)	(8.9)	(6,974.6)
Deferred taxes on unrealized gains	-	(84.2)	(84.2)

Unrealized gains		$162.6

2002
Fixed maturities	$6,894.1	$287.0	$7,181.1
Equity securities	47.0	26.5	73.5
Unamortized insurance acquisition
costs, net	622.0	(31.0)	591.0
Annuity benefits accumulated	(6,444.7)	(9.2)	(6,453.9)
Deferred taxes on unrealized losses	-	(93.3)	(93.3)

Unrealized gains		$180.0

Pension Plan  The Company has a defined benefit pension plan (the "Plan") covering former U.S. employees of its discontinued manufacturing operations. Amounts included in GAFRI's financial statements related to the Plan are immaterial. Pension benefits are based upon past service with the Company and compensation levels. Contributions are made by the Company in amounts necessary to satisfy requirements of the Employee Retirement Income Security Act.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accident and Health Reserves  The following table provides an analysis of changes in the liability for unpaid claims included in GAFRI's accident and health reserves over the past three years on a GAAP basis (in millions):

	2003	2002	2001

Balance at beginning of period	$ 89.4	$ 96.6	$110.2
Provision for benefits occurring in
the current year	137.3	134.1	134.7
Net increase (decrease) in provision
for benefits of prior years (a)	(6.5)	(5.2)	0.9
Total benefits incurred	130.8	128.9	135.6
Payments for losses of:
Current year	(92.5)	(90.6)	(91.3)
Prior years	(39.4)	(45.6)	(61.3)
Total payments	(131.9)	(136.2)	(152.6)

Reserves of businesses acquired	-	0.1	3.4
Gross unpaid accident and health claims
included in life, accident and health
reserves in the Balance Sheet	$ 88.3	$ 89.4	$ 96.6

  The decrease in the provision for benefits of prior years for 2003 and 2002 is due primarily to better than expected results in the medicare supplement line of business.

Reinsurance  The Company has reinsured approximately $28 billion and $29 billion in face amount of life insurance as of December 31, 2003 and 2002, respectively. Life premiums ceded were $85 million, $61 million and $49 million for 2003, 2002 and 2001, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Information  GAFRI has guaranteed all of the outstanding debt of AAG Holding and the preferred securities of the Trusts. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	CONS	ALL OTHER	CONS
DECEMBER 31, 2003	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 0.7	$ -	$ -	$ 8,599.3	($ 1.2)	$ 8,598.8
Investment in subsidiaries	893.7	1,273.1	-	15.1	(2,181.9)	-
Notes receivable from AAG Holding	102.8	-	-	-	(102.8)	-
Unamortized insurance acquisition costs, net	-	-	-	614.2	-	614.2
Other assets	19.5	4.8	-	346.6	42.0	412.9
Variable annuity assets (separate accounts)	-	-	-	568.4	-	568.4
	$1,016.7	$1,277.9	$ -	$10,143.6	($2,243.9)	$10,194.3

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$ 7,999.2	($ 5.7)	$ 7,993.5
Notes payable to GAFRI	-	102.4	-	0.4	(102.8)	-
Other notes payable	1.5	212.5	-	-	-	214.0
Payable to subsidiary trusts	-	175.3	-	-	(20.3)	155.0
Other liabilities	72.7	18.3	-	232.7	(2.8)	320.9
Variable annuity liabilities (separate accounts)	-	-	-	568.4	-	568.4
	74.2	508.5	-	8,800.7	(131.6)	9,251.8

Total stockholders' equity	942.5	769.4	-	1,342.9	(2,112.3)	942.5
	$1,016.7	$1,277.9	$ -	$10,143.6	($2,243.9)	$10,194.3

DECEMBER 31, 2002

Assets
Cash and investments	$ 3.5	$ -	$ -	$ 7,967.3	($ 1.6)	$ 7,969.2
Investment in subsidiaries	801.1	1,193.4	-	0.9	(1,995.4)	-
Notes receivable from AAG Holding	102.4	-	154.6	-	(257.0)	-
Unamortized insurance acquisition costs, net	-	-	-	591.0	-	591.0
Other assets	18.3	1.4	4.7	287.9	35.0	347.3
Variable annuity assets (separate accounts)	-	-	-	455.1	-	455.1
	$925.3	$1,194.8	$159.3	$ 9,302.2	($2,219.0)	$ 9,362.6

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ -	$7,361.8	($ 5.5)	$7,356.3
Notes payable to GAFRI	-	102.4	-	0.1	(102.5)	-
Notes payable to Trusts	-	154.6	-	-	(154.6)	-
Other notes payable	1.7	248.6	-	-	-	250.3
Other liabilities	71.7	7.4	4.7	231.3	(9.0)	306.1
Variable annuity liabilities (separate accounts)	-	-	-	455.1	-	455.1
	73.4	513.0	4.7	8,048.3	(271.6)	8,367.8

Mandatorily redeemable preferred securities of subsidiary trusts	-	-	150.0	-	(7.1)	142.9

Total stockholders' equity	851.9	681.8	4.6	1,253.9	(1,940.3)	851.9
	$925.3	$1,194.8	$159.3	$9,302.2	($2,219.0)	$9,362.6

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

YEAR ENDED		AAG	CONS	ALL OTHER	CONS
DECEMBER 31, 2003	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$331.9	$ -	$331.9
Net investment income and other revenue	19.3	-	-	580.5	(11.1)	588.7
Interest income on AAG Holding notes	-	-	14.0	-	(14.0)	-
Equity in earnings of subsidiaries	60.4	91.4	-	-	(151.8)	-
	79.7	91.4	14.0	912.4	(176.9)	920.6

Costs and Expenses:
Insurance benefits and expenses	-	-	-	667.0	-	667.0
Interest expense on AAG Holding notes	-	14.0	-	-	(14.0)	-
Other interest and debt expenses	0.1	21.7	-	-	3.1	24.9
Other expenses	10.0	7.3	-	143.6	(1.8)	159.1
	10.1	43.0	-	810.6	(12.7)	851.0

Earnings before income taxes	69.6	48.4	14.0	101.8	(164.2)	69.6
Provision for income taxes	19.9	16.3	-	30.2	(46.5)	19.9

Net income	$49.7	$32.1	$14.0	$ 71.6	($117.7)	$ 49.7

YEAR ENDED
DECEMBER 31, 2002

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$305.7	$ -	$305.7
Net investment income and other revenue	21.1	-	-	575.4	(19.0)	577.5
Interest income on AAG Holding notes	-	-	14.0	-	(14.0)	-
Equity in earnings of subsidiaries	27.4	61.7	-	-	(89.1)	-
	48.5	61.7	14.0	881.1	(122.1)	883.2

Costs and Expenses:
Insurance benefits and expenses	-	-	-	660.8	-	660.8
Interest expense on AAG Holding notes	-	14.0	-	-	(14.0)	-
Other interest and debt expenses	0.1	20.4	-	-	3.3	23.8
Other expenses	9.5	9.7	-	148.9	(8.4)	159.7
	9.6	44.1	-	809.7	(19.1)	844.3

Earnings before income taxes	38.9	17.6	14.0	71.4	(103.0)	38.9
Provision for income taxes	5.0	5.5	-	18.3	(23.8)	5.0

Net operating earnings	33.9	12.1	14.0	53.1	(79.2)	33.9

Accounting change, net	(17.7)	-	-	(17.7)	17.7	(17.7)

Net income	$16.2	$12.1	$14.0	$ 35.4	($ 61.5)	$ 16.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

YEAR ENDED		AAG	CONS	ALL OTHER	CONS
DECEMBER 31, 2001	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$280.1	$ -	$280.1
Net investment income and other revenue	25.6	-	-	544.6	(20.2)	550.0
Interest income on AAG Holding notes	-	-	18.2	-	(18.2)	-
Equity in earnings of subsidiaries	51.7	89.0	-	-	(140.7)	-
	77.3	89.0	18.2	824.7	(179.1)	830.1

Costs and Expenses:
Insurance benefits and expenses	-	-	-	587.0	-	587.0
Interest expense on AAG Holding notes	-	18.2	-	-	(18.2)	-
Other interest and debt expenses	0.1	20.4	-	0.1	7.3	27.9
Other expenses	17.3	8.8	-	139.0	(9.8)	155.3
	17.4	47.4	-	726.1	(20.7)	770.2

Earnings before income taxes	59.9	41.6	18.2	98.6	(158.4)	59.9
Provision for income taxes	17.2	13.9	-	28.8	(42.7)	17.2

Net operating earnings	42.7	27.7	18.2	69.8	(115.7)	42.7

Accounting change, net	(5.5)	-	-	(5.5)	5.5	(5.5)

Net income	$ 37.2	$27.7	$18.2	$ 64.3	($110.2)	$ 37.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

(In millions)

		AAG	CONS	ALL OTHER	CONS
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$49.7	$ 32.1	$14.0	$ 71.6	($117.7)	$ 49.7
Adjustments:
Equity in net earnings of subsidiaries	(43.8)	(61.1)	-	-	104.9	-
Increase in life, accident and health reserves	-	-	-	118.8	-	118.8
Benefits to annuity policyholders	-	-	-	295.0	-	295.0
Amortization of insurance acquisition costs	-	-	-	90.5	-	90.5
Depreciation and amortization	-	3.5	-	16.4	-	19.9
Realized losses on investments	-	-	-	9.2	-	9.2
Increase in insurance acquisition costs	-	-	-	(148.2)	-	(148.2)
Increase in reinsurance recoverable	-	-	-	(72.6)	-	(72.6)
Decrease in other assets	2.8	-	-	13.9	-	16.7
Decrease in other liabilities	(2.8)	-	-	(11.4)	-	(14.2)
Increase in payable to affiliates, net	3.8	-	-	28.0	-	31.8
Capital contribution from parent (to subsidiary)	(213.1)	165.9	-	47.2	-	-
Dividends from subsidiaries (to parent)	142.5	(130.3)	-	(12.2)	-	-
Other, net	0.1	18.4	-	(5.5)	(1.2)	11.8
	(60.8)	28.5	14.0	440.7	(14.0)	408.4

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(5,563.5)	-	(5,563.5)
Maturities and redemptions of fixed maturity investments	-	-	-	1,190.8	-	1,190.8
Sales of investments and other assets	1.2	-	-	3,478.8	-	3,480.0
Increase in policy loans	-	-	-	(0.7)	-	(0.7)
	1.2	-	-	(894.6)	-	(893.4)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	788.2	-	788.2
Annuity surrenders, benefits and withdrawals	-	-	-	(572.0)	-	(572.0)
Net transfers from variable annuity assets	-	-	-	1.0	-	1.0
Additions to notes payable	-	116.7	-	-	-	116.7
Reductions of notes payable	(0.2)	(156.6)	-	-	-	(156.8)
Issuance of Common Stock	63.0	-	-	-	-	63.0
Trust dividend requirements	-	-	(14.0)	-	14.0	-
Issuance of trust preferred securities	-	19.4	-	-	-	19.4
Repurchase of trust preferred securities	-	(8.0)	-	-	-	(8.0)
Cash dividends paid	(4.7)	-	-	-	-	(4.7)
	58.1	(28.5)	(14.0)	217.2	14.0	246.8

Net decrease in cash and short-term investments	(1.5)	-	-	(236.7)	-	(238.2)
Beginning cash and short-term investments	1.9	-	-	400.3	-	402.2

Ending cash and short-term investments	$ 0.4	$ -	$ -	$ 163.6	$ -	$ 164.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2002

(In millions)

		AAG	CONS	ALL OTHER	CONS
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$ 16.2	$ 12.1	$ 14.0	$ 35.4	($ 61.5)	$ 16.2
Adjustments:
Cumulative effect of accounting change	17.7	-	-	17.7	(17.7)	17.7
Equity in net earnings of subsidiaries	(29.0)	(42.2)	-	-	71.2	-
Increase in life, accident and health reserves	-	-	-	70.0	-	70.0
Benefits to annuity policyholders	-	-	-	301.0	-	301.0
Amortization of insurance acquisition costs	-	-	-	114.5	-	114.5
Depreciation and amortization	0.1	0.3	-	16.4	-	16.8
Realized losses on investments	0.1	-	-	45.6	-	45.7
Increase in insurance acquisition costs	-	-	-	(170.2)	-	(170.2)
Increase in reinsurance recoverable	-	-	-	(24.4)	-	(24.4)
Decrease (increase) in other assets	(1.0)	-	-	1.1	-	0.1
Increase (decrease) in other liabilities	5.1	-	-	(54.3)	-	(49.2)
Increase (decrease) in payable to affiliates, net	(2.7)	-	-	(27.1)	-	(29.8)
Capital contribution from parent (to subsidiary)	(59.0)	25.0	-	34.0	-	-
Dividends from subsidiaries (to parent)	47.7	(22.2)	-	(25.5)	-	-
Other, net	0.9	(0.5)	-	11.6	(6.0)	6.0
	(3.9)	(27.5)	14.0	345.8	(14.0)	314.4

Cash Flows from Investing Activities:
Purchases of investments and other assets	(0.3)	-	-	(3,904.9)	-	(3,905.2)
Purchase of subsidiary, net	-	-	-	(43.6)	-	(43.6)
Maturities and redemptions of fixed maturity investments	6.4	-	-	1,282.9	-	1,289.3
Sales of investments and other assets	2.3	-	-	2,200.2	-	2,202.5
Decrease in policy loans	-	-	-	4.5	-	4.5
	8.4	-	-	(460.9)	-	(452.5)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	874.5	-	874.5
Annuity surrenders, benefits and withdrawals	-	-	-	(549.9)	-	(549.9)
Net transfers from variable annuity assets	-	-	-	20.8	-	20.8
Additions to notes payable	-	27.5	-	-	-	27.5
Reductions of notes payable	(0.2)	-	-	-	-	(0.2)
Issuance of Common Stock	2.6	-	-	-	-	2.6
Retirement of Common Stock	(1.6)	-	-	-	-	(1.6)
Trust dividend requirements	-	-	(14.0)	-	14.0	-
Cash dividends paid	(4.3)	-	-	-	-	(4.3)
	(3.5)	27.5	(14.0)	345.4	14.0	369.4

Net increase in cash and short-term investments	1.0	-	-	230.3	-	231.3
Beginning cash and short-term investments	0.9	-	-	170.0	-	170.9

Ending cash and short-term investments	$ 1.9	$ -	$ -	$ 400.3	$ -	$ 402.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2001

(In millions)

		AAG	CONS	ALL OTHER	CONS
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$ 37.2	$ 27.7	$18.2	$ 64.3	($110.2)	$ 37.2
Adjustments:
Cumulative effect of accounting change	5.5	-	-	5.5	(5.5)	5.5
Equity in net earnings of subsidiaries	(37.5)	(60.2)	-	-	97.7	-
Increase in life, accident and health reserves	-	-	-	58.0	-	58.0
Benefits to annuity policyholders	-	-	-	294.7	-	294.7
Amortization of insurance acquisition costs	-	-	-	79.3	-	79.3
Depreciation and amortization	0.7	4.9	-	6.8	-	12.4
Realized losses on investments	3.3	-	-	48.3	-	51.6
Increase in insurance acquisition costs	-	-	-	(137.7)	-	(137.7)
Increase in reinsurance recoverable	-	-	-	(43.1)	-	(43.1)
Decrease (increase) in other assets	9.3	-	-	(5.0)	-	4.3
Increase (decrease) in other liabilities	1.5	-	-	(11.2)	-	(9.7)
Increase (decrease) in payable to affiliates, net	(1.6)	-	-	15.0	-	13.4
Capital contribution from parent (to subsidiary)	(150.6)	123.1	-	27.5	-	-
Dividends from subsidiaries (to parent)	129.9	(111.9)	-	(18.0)	-	-
Other, net	0.9	18.8	-	(36.8)	1.3	(15.8)
	(1.4)	2.4	18.2	347.6	(16.7)	350.1

Cash Flows from Investing Activities:
Purchases of investments and other assets	(6.4)	-	-	(1,731.4)	-	(1,737.8)
Maturities and redemptions of fixed maturity investments	-	-	-	582.0	-	582.0
Sales of investments and other assets	7.7	-	-	893.0	-	900.7
Decrease in intercompany notes receivable	1.5	-	-	-	(1.5)	-
Decrease in policy loans	-	-	-	2.2	-	2.2
	2.8	-	-	(254.2)	(1.5)	(252.9)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	616.6	-	616.6
Annuity surrenders, benefits and withdrawals	-	-	-	(622.5)	-	(622.5)
Net transfers to variable annuity assets	-	-	-	(0.4)	-	(0.4)
Additions to notes payable	0.1	87.4	-	-	-	87.5
Reductions of notes payable	(0.2)	(14.8)	-	(1.4)	-	(16.4)
Issuance of Common Stock	1.4	-	-	-	-	1.4
Retirement of Common Stock	(0.8)	-	-	-	-	(0.8)
Trust dividend requirements	-	-	(18.2)	-	18.2	-
Repurchase of trust preferred securities	-	(75.0)	-	-	-	(75.0)
Cash dividends paid	(4.2)	-	-	-	-	(4.2)
	(3.7)	(2.4)	(18.2)	(7.7)	18.2	(13.8)

Net increase (decrease) in cash and short-term investments	(2.3)	-	-	85.7	-	83.4
Beginning cash and short-term investments	3.2	-	-	84.3	-	87.5

Ending cash and short-term investments	$ 0.9	$ -	$ -	$170.0	$ -	$170.9

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Q.  QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the seasonal nature of the Company's hotel operations and the discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. The following table represents quarterly results of operations for the years ended December 31, 2003 and 2002 (in millions, except per share data).
	First	Second	Third	Fourth	Total
2003	Quarter	Quarter	Quarter	Quarter	Year
Realized gains (losses)	($ 8.3)	($ 3.6)	$ 0.7	$ 2.0	($ 9.2)
Total revenues	215.8	226.3	238.6	239.9	920.6

Net income	8.3	7.0	19.9	14.5	49.7

Basic earnings per common share:
Net income	$ 0.20	$ 0.16	$ 0.46	$ 0.31	$ 1.14

Diluted earnings per common share:
Net income	$ 0.20	$ 0.16	$ 0.46	$ 0.31	$ 1.13

Average common shares outstanding
Basic	42.5	42.5	43.0	46.9	43.7
Diluted	42.6	42.6	43.0	47.1	43.8

2002
Realized gains (losses)	($ 9.6)	($ 20.6)	($ 21.4)	$ 5.9	($ 45.7)
Total revenues	213.6	204.2	221.7	243.7	883.2

Income before accounting changes	11.4	7.9	2.0	12.6	33.9
Accounting changes	(17.7)	-	-	-	(17.7)
Net income (loss)	(6.3)	7.9	2.0	12.6	16.2

Basic earnings (loss) per common share:
Income before accounting changes	$ 0.27	$ 0.19	$ 0.05	$ 0.30	$ 0.80
Accounting changes	(0.42)	-	-	-	(0.42)
Net income (loss)	($ 0.15)	$ 0.19	$ 0.05	$ 0.30	$ 0.38

Diluted earnings (loss) per common share:
Income before accounting changes	$ 0.27	$ 0.18	$ 0.05	$ 0.29	$ 0.79
Accounting changes	(0.41)	-	-	-	(0.41)
Net income (loss)	($ 0.14)	$ 0.18	$ 0.05	$ 0.29	$ 0.38

Average common shares outstanding
Basic	42.4	42.4	42.4	42.4	42.4
Diluted	42.8	42.8	42.6	42.6	42.7

Quarterly earnings per share may not add to year-to-date amounts due to changes in shares outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

R.  SUBSEQUENT EVENTS (Unaudited)

In January 2004, AAG Holding raised approximately $83.5 million through the sale of $86.3 million principal amount of senior debentures. The debentures carry a stated coupon rate of 7-1/4%, mature in 2034, and are non-callable for five years. The offering was made under the Company's effective shelf registration statement filed with the Securities and Exchange Commission covering the issuance of up to $250 million of various securities of the Company.

Also in January 2004, GAFRI announced its call for redemption of all the 9-1/4% TOPrS issued by one of its wholly-owned subsidiary trusts. The TOPrS were redeemed on March 8, 2004 at a price of $25.34, which included accrued and unpaid dividends of $0.34 per security. The funds used for this redemption were part of the net proceeds from the debt offering mentioned above.

In February 2004, the remaining proceeds from the 7-1/4% debt offering, together with cash on hand, were used to repurchase $27.2 million principal amount of the Company's
8-7/8% preferred securities for $28.7 million in cash, including accrued interest.

In February 2004, GAFRI announced that the proposed merger of Provident Financial Group, Inc. with National City Corporation is expected to result in an after-tax realized gain of between $25 million and $30 million, depending on market prices at closing. GAFRI owns approximately 1.5 million Provident common and common equivalent shares. Upon completion of the merger, GAFRI expects to receive approximately 1.7 million National City common and common equivalent shares. This transaction would give rise to an incremental increase in stockholders' equity of between $5 million and $10 million, again depending on market prices at closing.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	Documents filed as part of this Report:

1. Financial Statements are Included in Part II, Item 8.

2. Financial Statement Schedules:

Selected Quarterly Financial Data is included in Note Q to the Consolidated Financial Statements.

Schedules filed herewith:

	For 2003, 2002 and 2001	Page

	II - Condensed Financial Information of Registrant	S-2

	III - Supplementary Insurance Information	S-4

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

3. Exhibits - See Exhibit Index on Page E-1.

(b)	Report on Form 8-K:

	Date of Report	Item Reported
	October 20, 2003	Third Quarter 2003 Earnings Release

	November 3, 2003	Press Release regarding GAFRI's 7-1/2%
Debt Offering

	January 21, 2004	Press Release regarding GAFRI's 7-1/4%
Debt Offering

	February 12, 2004	Fourth Quarter and Full Year 2003 Earnings
Release

S-1

GREAT AMERICAN FINANCIAL RESOURCES, INC. - PARENT ONLY

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In millions)

Condensed Balance Sheet
	December 31,
Assets:	2003	2002
Investments:
Fixed maturities - at market
(amortized cost - $0.0 and $0.1)	$ -	$ 0.2
Equity securities - at market
(cost - $0.0 and $1.4)	0.3	1.4
Cash and short-term investments	0.4	1.9
Investment in subsidiaries (a)	893.2	801.1
Note receivable from AAG Holding	102.4	102.4
Other assets	20.4	18.3
	$1,016.7	$925.3
Liabilities and Capital:
Accounts payable, accrued expenses and
other liabilities	$ 33.8	$ 36.5
Payables to affiliates	38.9	35.2
Notes payable	1.5	1.7
Stockholders' equity (b)	942.5	851.9
	$1,016.7	$925.3

Condensed Income Statement
	Year ended December 31,
	2003	2002	2001
Revenues:
Net investment income and other income	$19.3	$21.2	$28.9
Realized losses on investments	-	(0.1)	(3.3)
Equity in undistributed earnings of subsidiaries	48.2	1.9	32.8
Capital distributions from subsidiaries	12.2	25.5	18.9
	79.7	48.5	77.3
Costs and Expenses:
Interest and other financing expenses	0.1	0.1	0.1
Other expenses	10.0	9.5	17.3
	10.1	9.6	17.4

Operating earnings before income taxes	69.6	38.9	59.9
Provision for income taxes	19.9	5.0	17.2

Income before accounting changes	49.7	33.9	42.7
Cumulative effect of accounting changes, net of tax	-	(17.7)	(5.5)

Net Income	$49.7	$16.2	$37.2
___________
(a) Includes net unrealized gains on marketable securities of $162.6 million and $179.9 million in 2003 and 2002, respectively.
(b) Includes net unrealized gains on marketable securities of $162.6 million and $180.0 million in 2003 and 2002, respectively.

S-2

GREAT AMERICAN FINANCIAL RESOURCES, INC. - PARENT ONLY

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In millions)

Condensed Statement of Cash Flows
	Year Ended December 31,
	2003	2002	2001

Cash Flows from Operating Activities:
Net income	$ 49.7	$16.2	$ 37.2
Adjustments:
Cumulative effect of accounting changes	-	17.7	5.5
Equity in net earnings of subsidiaries	(43.8)	(29.0)	(37.5)
Depreciation and amortization	-	0.1	0.7
Realized losses on investments	-	0.1	3.3
Decrease (increase) in other assets	2.8	(1.0)	9.3
Increase (decrease) in payable to affiliates, net	3.8	(2.7)	(1.6)
Increase (decrease) in other liabilities	(2.8)	5.1	1.5
Capital distributions from subsidiaries	142.5	47.7	129.9
Contributions to subsidiaries	(213.1)	(59.0)	(150.6)
Other, net	0.1	0.9	0.9
	(60.8)	(3.9)	(1.4)

Cash Flows from Investing Activities:
Purchase of investments	-	(0.3)	(6.4)
Decrease in intercompany notes receivable	-	-	1.5
Maturities and redemptions of fixed maturity
investments	-	6.4	-
Sales of investments	1.2	2.3	7.7
	1.2	8.4	2.8

Cash Flows from Financing Activities:
Additions to notes payable	-	-	0.1
Reductions of notes payable	(0.2)	(0.2)	(0.2)
Issuance of Common Stock	63.0	2.6	1.4
Retirement of Common Stock	-	(1.6)	(0.8)
Cash dividends paid	(4.7)	(4.3)	(4.2)
	58.1	(3.5)	(3.7)

Net increase (decrease) in cash and short-term investments	(1.5)	1.0	(2.3)
Beginning cash and short-term investments	1.9	0.9	3.2
Ending cash and short-term investments	$ 0.4	$ 1.9	$ 0.9

S-3

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

THREE YEARS ENDED DECEMBER 31, 2003

(In millions)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H	COLUMN I	COLUMN J	COLUMN K
Segment	Unamortized Insurance Acquisition Costs, Net	Future policy benefits, losses, claims and loss expenses	Unearned Premiums	Other policy claims and benefits payable	Premium Revenue	Net Investment Income (1)	Benefits, claims, losses and settlement expenses	Amortization of insurance acquisition expenses	Other operating expenses	Premiums written (2)

	2003
S-4	Life & Annuity products	$437	$7,232	$ 3	$13	$ 44	$458	$334	$ 72	$ 97	N/A
	Supplemental insurance products	107	587	3	2	222	37	177	31	32	N/A
	GA Life of Puerto Rico	70	145	1	8	66	11	34	18	12	N/A
	Corporate and other	-	-	-	-	-	5	-	-	18	N/A
	Total	$614	$7,964	$ 7	$23	$332	$511	$545	$121	$159

	2002
	Life & Annuity products	$435	$6,659	$ 1	$15	$ 54	$474	$353	$ 68	$ 97	N/A
	Supplemental insurance products	94	538	2	2	191	38	162	29	31	N/A
	GA Life of Puerto Rico	62	127	1	11	61	11	31	18	11	N/A
	Corporate and other	-	-	-	-	-	5	-	-	21	N/A
	Total	$591	$7,324	$ 4	$28	$306	$528	$546	$115	$160

	2001
	Life & Annuity products	$416	$5,835	$ 2	$12	$ 36	$451	$319	$36	$ 85	N/A
	Supplemental insurance products	85	490	2	-	190	38	161	27	42	N/A
	GA Life of Puerto Rico	55	118	1	11	54	10	28	16	10	N/A
	Corporate and other	-	-	-	-	-	8	-	-	18	N/A
	Total	$556	$6,443	$ 5	$23	$280	$507	$508	$79	$155

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

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

31(a)	Sarbanes-Oxley Section 302(a) Certification of Chief Executive Officer

31(b)	Sarbanes-Oxley Section 302(a) Certification of Chief Financial Officer

32	Sarbanes-Oxley Section 906 Certification of Chief Executive Officer
and Chief Financial Officer

E-1

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Great American Financial Resources, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.
GREAT AMERICAN FINANCIAL RESOURCES, INC.

Signed: March 12, 2004	BY:s/CARL H. LINDNER
Carl H. Lindner
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Capacity	Date

s/CARL H. LINDNER	Chairman of the Board	March 12, 2004
Carl H. Lindner	of Directors
s/S. CRAIG LINDNER	Director and Chief	March 12, 2004
S. Craig Lindner	Executive Officer

s/WILLIAM R. MARTIN	Director*	March 12, 2004
William R. Martin
s/JOHN T. LAWRENCE, III	Director*	March 12, 2004
John T. Lawrence, III
s/RONALD W. TYSOE	Director*	March 12, 2004
Ronald W. Tysoe

s/CHRISTOPHER P. MILIANO	Chief Financial Officer	March 12, 2004
Christopher P. Miliano	(Principal Accounting Officer)

* Member of Audit Committee