Form 10-Q
period 2004-03-31
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2004-05-07
CIK 894651

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2004	Commission File No. 1-11632

GREAT AMERICAN FINANCIAL RESOURCES, INC.
Incorporated under	IRS Employer I.D.
the Laws of Delaware	No. 06-1356581

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

As of May 1, 2004, there were 47,084,703 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

TABLE OF CONTENTS

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

FINANCIAL INFORMATION

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	March 31,	December 31,
	2004	2003
Assets
Investments:
Fixed maturities:
Available-for-sale - at market
(amortized cost - $7,623.5 and $7,568.3)	$8,057.2	$7,845.2
Trading securities - at market	223.4	195.4
Equity securities - at market
(cost - $59.1 and $45.9)	107.4	83.4
Mortgage loans on real estate	15.7	15.8
Real estate	78.4	79.4
Policy loans	214.9	215.6
Short-term investments	133.3	143.4
Total investments	8,830.3	8,578.2

Cash	18.9	20.6
Accrued investment income	100.2	100.5
Unamortized insurance acquisition costs, net	645.7	614.2
Other assets	327.3	312.4
Variable annuity assets (separate accounts)	587.4	568.4

	$10,509.8	$10,194.3

Liabilities and Capital
Annuity benefits accumulated	$ 7,104.7	$6,974.6
Life, accident and health reserves	1,033.9	1,018.9
Notes payable	300.2	214.0
Payable to subsidiary trusts (issuers of preferred
securities)	62.8	155.0
Payable to affiliates, net	99.0	94.2
Deferred taxes on unrealized gains	128.5	84.2
Accounts payable, accrued expenses and other
liabilities	148.7	142.5
Variable annuity liabilities (separate accounts)	587.4	568.4
Total liabilities	9,465.2	9,251.8

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-47,052,760 and 46,978,151 shares outstanding	47.1	47.0
Capital surplus	407.0	406.0
Retained earnings	343.9	326.9
Unrealized gains on marketable securities, net	246.6	162.6
Total stockholders' equity	1,044.6	942.5

	$10,509.8	$10,194.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

Three months ended
March 31,
	2004	2003
Revenues:
Life, accident and health premiums	$ 90.3	$ 79.5
Net investment income	127.4	129.6
Realized gains (losses) on:
Investments	8.8	(8.3)
Retirement of subsidiary trust debt	(1.3)	-
Other income	18.5	17.5
	243.7	218.3
Costs and Expenses:
Annuity benefits	72.3	74.8
Life, accident and health benefits	69.3	63.1
Insurance acquisition expenses	30.1	26.3
Interest on subsidiary trust obligations	2.8	3.2
Other interest and debt expenses	5.0	2.7
Other expenses	36.5	37.2
	216.0	207.3

Operating earnings before income taxes	27.7	11.0
Provision for income taxes	8.5	2.7

Income before accounting change	19.2	8.3
Cumulative effect of accounting change, net of tax	(2.2)	-

Net Income	$ 17.0	$ 8.3

Basic earnings per common share:
Income before accounting change	$ 0.41	$ 0.20
Accounting change	(0.05)	-
Net income	$ 0.36	$ 0.20

Diluted earnings per common share:
Income before accounting change	$ 0.41	$ 0.20
Accounting change	(0.05)	-
Net income	$ 0.36	$ 0.20

Average number of common shares:
Basic	47.0	42.5
Diluted	47.3	42.6

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)
	Three months ended
	March 31,
	2004	2003
Common Stock:
Balance at beginning of period	$ 47.0	$ 42.4
Common Stock issued	0.1	0.1
Balance at end of period	$ 47.1	$ 42.5

Capital Surplus:
Balance at beginning of period	$406.0	$347.6
Common Stock issued	1.0	0.7
Common Stock retired	-	(0.4)
Balance at end of period	$407.0	$347.9

Retained Earnings:
Balance at beginning of period	$326.9	$281.9
Net income	17.0	8.3
Balance at end of period	$343.9	$290.2

Unrealized Gains, Net:
Balance at beginning of period	$162.6	$180.0
Change during period	84.0	5.5
Balance at end of period	$246.6	$185.5

Comprehensive Income
Net income	$ 17.0	$ 8.3
Other comprehensive income - change in net
unrealized gains	84.0	5.5
Comprehensive income	$101.0	$ 13.8

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)
	Three months ended
	March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$ 17.0	$ 8.3
Adjustments:
Cumulative effect of accounting change	2.2	-
Increase in life, accident and health reserves	17.0	31.9
Benefits to annuity policyholders	72.3	74.8
Amortization of insurance acquisition costs	22.0	27.3
Depreciation and amortization	5.1	1.1
Realized (gains) losses on investments	(8.8)	8.3
Increase in insurance acquisition costs	(30.8)	(44.7)
Increase in other assets	(4.0)	(19.7)
Increase (decrease) in other liabilities	2.3	(11.8)
Increase in payable to affiliates, net	4.8	2.5
Other, net	(20.0)	(0.8)
	79.1	77.2

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(956.6)	(1,040.8)
Equity securities	(16.9)	(5.0)
Real estate, mortgage loans and other assets	(0.7)	(1.4)
Maturities and redemptions of fixed maturity investments	187.2	353.7
Sales of:
Fixed maturity investments	708.9	461.1
Equity securities	5.6	-
Real estate, mortgage loans and other assets	0.1	2.3
Decrease in policy loans	0.7	1.4
	(71.7)	(228.7)

Cash Flows from Financing Activities:
Fixed annuity receipts	152.9	214.5
Annuity surrenders, benefits and withdrawals	(159.4)	(140.3)
Net transfers (to) from variable annuity assets	(3.7)	8.6
Additions to notes payable	83.5	-
Reductions of notes payable	-	(0.1)
Issuance of Common Stock	1.0	0.8
Retirement of Common Stock	-	(0.4)
Repurchase of Trust Preferred Securities	(93.5)	-
	(19.2)	83.1

Net decrease in cash and short-term investments	(11.8)	(68.4)
Beginning cash and short-term investments	164.0	402.2
Ending cash and short-term investments	$ 152.2	$ 333.8

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Description of the Company

Great American Financial Resources, Inc. ("GAFRI" or "the Company"), through its subsidiaries, markets fixed and variable annuities, and various forms of supplemental insurance and life products through independent agents, payroll deduction plans, financial institutions and in-home sales.

American Financial Group, Inc. ("AFG") and its subsidiaries owned 82% of GAFRI's Common Stock at May 1, 2004.

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

Accounting Change  Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" became effective on January 1, 2004. As discussed in the following policy notes, the SOP changes GAFRI's method of accounting for assets and liabilities related to two-tier annuities and persistency bonuses.

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

The terms of the interest rate swap match those of the hedged debt; therefore, the swap is considered to be (and is accounted for as) an effective fair value hedge. Both the swap and the hedged debt are adjusted for changes in fair value by offsetting amounts. Accordingly, since the swap is included with notes payable in the Balance Sheet, the only effect on GAFRI's financial statements is that the interest expense on the hedged debt is recorded based on the variable rate.

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

GAFRI's insurance subsidiaries cede life insurance policies to a third party on a funds withheld basis whereby GAFRI retains the assets (securities) associated with the reinsurance contracts. Interest is credited to the reinsurer based on the actual investment performance (including realized gains and losses) of the retained assets. Effective October 1, 2003, the Company implemented SFAS No. 133 Implementation Issue B36 ("B36")"Embedded Derivatives in Reinsurance Contracts." Under B36, these reinsurance contracts are considered to contain embedded derivatives (that must be marked to market) because the yield on the payables is based on specific blocks of the ceding companies' assets, rather than the overall creditworthiness of the ceding company. GAFRI determined that changes in the fair value of the underlying portfolios of fixed maturity securities is an appropriate measure of the value of the embedded derivative. As permitted under B36, the Company reclassified the securities related to these transactions from "available-for-sale" to "trading." The mark to market on the embedded derivatives offsets the investment income recorded on the mark to market of the related trading portfolios.

Insurance Acquisition Costs and Expenses  Unamortized insurance acquisition costs consist of deferred policy acquisition costs ("DPAC"), net of unearned revenues, and the present value of future profits on business in force ("PVFP") of acquired insurance companies.

Insurance acquisition expenses in the income statement reflect primarily the amortization of DPAC and PVFP. In addition, certain commission costs are expensed as paid and included in insurance acquisition expenses. All other uncapitalized acquisition costs such as marketing and underwriting expenses are included in "Other expenses."

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Policy Acquisition Costs ("DPAC")  Policy acquisition costs (principally commissions, advertising, underwriting, policy issuance and sales expenses that vary with and are primarily related to the production of new business) are deferred to the extent that such costs are deemed recoverable. Following the adoption of SOP 03-1, DPAC also includes capitalized costs associated with sales inducements offered to fixed annuity policyholders such as enhanced interest rates and premium and persistency bonuses.

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

Present Value of Future Profits ("PVFP") Insurance acquisition costs include the PVFP on business in force of acquired insurance companies, which represents the portion of the costs to acquire such companies that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition.

The PVFP is amortized with interest in relation to expected gross profits of the acquired policies for annuities and universal life products and in relation to the premium paying period for traditional life and health insurance products.

Annuity Benefits Accumulated  Annuity receipts and benefit payments are recorded as increases or decreases in "annuity benefits accumulated" rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.

Following the adoption of SOP 03-1, reserves for two-tier annuities (annuities with different stated account values depending on whether a policyholder

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

annuitizes, dies or surrenders) are now recorded at the lower-tier value plus an additional reserve for accrued persistency and premium bonuses and an additional reserve for excess benefits expected to be paid on future deaths and annuitizations ("EDAR") that require payment of the upper-tier value. The liability for EDAR is accrued for and modified using assumptions consistent with those used in determining DPAC and DPAC amortization, except that accruals are in relation to the present value of total expected assessments. Total expected assessments consist primarily of investment margin, surrender charges, and unearned revenues once they are recognized as income.

Prior to the adoption of the SOP, reserves for two-tier annuities were generally recorded at the lower-tier value plus an EDAR reserve.

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

Variable Annuity Assets and Liabilities  Separate accounts related to variable annuities represent the market value of deposits invested in underlying investment funds on which GAFRI earns a fee. Investment funds are selected and may be changed only by the policyholder, who retains investment risk.

Variable annuity contracts contain a guaranteed minimum death benefit ("GMDB") to be paid if the policyholder dies before the annuity payout period commences. In periods of declining equity markets, the GMDB may exceed the value of the policyholder's account. A GMDB liability is established for future excess death benefits using assumptions together with a range of reasonably possible scenarios for investment fund performance that are consistent with DPAC capitalization and amortization assumptions. Prior to the adoption of SOP 03-1, death benefits in excess of the variable annuity account balances were expensed when paid.

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

Payable to Subsidiary Trusts (Issuers of Preferred Securities)  Under revised Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("VIEs") issued by the Financial Accounting Standards Board ("FASB") in December 2003, GAFRI deconsolidated two wholly-owned subsidiary trusts because they are VIEs in which GAFRI is not considered to be the primary beneficiary. These subsidiary trusts were formed to issue preferred securities and, in turn, purchase a like amount of subordinated debt from their parent company, which provides interest and principal payments to fund the respective trust obligations. Accordingly, the subordinated debt due to the trusts is shown as a liability in the Balance Sheet. Prior to December 31, 2003, these securities were included in the Balance Sheet as "Mandatorily redeemable preferred securities of subsidiary trusts." Implementation of FIN 46 with respect to the preferred securities had no effect on earnings.

Income Taxes  GAFRI and Great American Life Insurance Company ("GALIC") have separate tax allocation agreements with American Financial Group, ("AFG"), which designate how tax payments are shared by members of the tax group. In general, both companies compute taxes on a separate return basis. GALIC is obligated to make payments to (or receive benefits from) AFG based on taxable income without regard to temporary differences. If GALIC's taxable income (computed on a statutory accounting basis) exceeds a current period net operating loss of GAFRI, the taxes payable or receivable by GALIC associated with the excess are payable to or receivable from AFG. If the AFG tax group utilizes any of GAFRI's net operating losses or deductions that originated prior to GAFRI's entering AFG's consolidated tax group, AFG will pay to GAFRI an amount equal to the benefit received. The tax allocation agreements with AFG have not impacted the recognition of income tax expense and income tax payable in GAFRI's financial statements.

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

Stock-Based Compensation  As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," GAFRI accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under GAFRI's stock option plans, options are granted to officers, directors, and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants. On March 31, 2004, the FASB issued a proposal that would require GAFRI to recognize the fair value of employee stock options as compensation expense beginning in 2005.

The following table illustrates the effect on net income (in millions) and earnings per share had compensation cost been recognized and determined based on the fair values at grant dates consistent with the method prescribed by SFAS No. 123.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For SFAS No. 123 purposes, the "fair value" of $4.56 per option granted in the first quarter of 2004 and $4.63 for the first quarter of 2003 was calculated using the Black-Scholes option pricing model and the following assumptions for both periods: dividend yield of less than 1%; expected volatility of 20%; risk-free interest rate of 3%; and expected option life of 7.5 years. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value."

	Three months ended
	March 31,
	2004	2003
Net income, as reported	$17.0	$ 8.3
Pro forma stock option expense, net of tax	(0.2)	(0.1)

Adjusted net income	$16.8	$ 8.2

Earnings per share (as reported):
Basic	$0.36	$0.20
Diluted	$0.36	$0.20

Earnings per share (adjusted):
Basic	$0.36	$0.19
Diluted	$0.36	$0.19

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

C. Segments of Operations

GAFRI's life and annuity operations offer fixed and variable annuity products and traditional life insurance products.  GAFRI's annuity products are sold through managing general agents and independent agents to employees of primary and secondary educational institutions, hospitals and in the non-qualified market.  Traditional term and universal life insurance products had been marketed through national marketing organizations. In the second quarter of 2004, GAFRI will suspend new sales of these life insurance products due to inadequate volume and returns. The Company will continue to service its in-force block of policies. The Company will also continue to sell life products through its supplemental insurance operations and GA Life of Puerto Rico (see below).

GAFRI's supplemental insurance businesses (United Teacher Associates Insurance Company ("UTA") and Loyal American Life Insurance Company) offer a variety of policies to supplement primary health insurance and other insurance coverage. UTA offers its products through independent agents.

GA Life of Puerto Rico ("GAPR") sells in-home life and supplemental health products through a network of company-employed agents.  Sales in Puerto Rico accounted for approximately 20% of GAFRI's life, accident and health premiums in the first quarters of 2004 and 2003, respectively.

Corporate and other consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company). The following table shows GAFRI's revenues and operating profit by significant business segment (in millions):

	Three months ended
	March 31,
	2004	2003
Revenues
Life and annuity products	$141.8	$142.9
Supplemental insurance products	72.7	62.3
GA Life of Puerto Rico	20.2	18.8
Corporate and other	1.5	2.6
Total operating revenues	236.2	226.6

Realized gains (losses)	7.5	(8.3)
Total revenues per income statement	$243.7	$218.3

Operating profit - pretax
Life and annuity products	$ 20.5	$ 21.4
Supplemental insurance products	5.5	2.1
GA Life of Puerto Rico	3.3	3.1
Corporate and other	(9.1)	(7.3)
Pretax earnings from operations	20.2	19.3

Realized gains (losses)	7.5	(8.3)
Total pretax income per income statement	$ 27.7	$ 11.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

D. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	March 31,	December 31,
	2004	2003

Deferred policy acquisition costs ("DPAC")	$694.5	$671.1
Present value of future profits acquired ("PVFP")	56.3	57.9
Unearned revenues	(105.1)	(114.8)
	$645.7	$614.2

Included in DPAC at March 31, 2004, is unamortized sales inducements of $56.6 million. As a result of adopting SOP 03-1, unamortized insurance acquisition costs increased by $50 million due to required balance sheet reclasses. The PVFP amounts in the table above are net of $67.4 million and $65.8 million of accumulated amortization at March 31, 2004 and December 31, 2003, respectively. Amortization of the PVFP was $1.6 million and $2.2 million during the first three months of 2004 and 2003, respectively. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 14% of the balance at the beginning of each respective year.

E. Notes Payable

Notes payable consisted of the following (in millions):

	March 31,	December 31,
	2004	2003

Direct obligations of GAFRI	$ 1.4	$ 1.5
Obligations of AAG Holding (guaranteed by GAFRI):
6-7/8% Senior Notes due 2008	100.0	100.0
7-1/2% Senior Debentures due 2033	112.5	112.5
7-1/4% Senior Debentures due 2034	86.3	-
Total	$300.2	$214.0

AAG Holding has a floating rate $155 million unsecured credit agreement. Loans under the credit agreement mature on December 31, 2004. At March 31, 2004 and December 31, 2003, there were no borrowings outstanding under the agreement.

In the first quarter of 2004, the Company issued $86.3 million principal amount of 7-1/4%, 30 year Senior Debentures, using the proceeds to redeem its 9-1/4% trust preferred securities at face value and to repurchase a portion of its outstanding 8-7/8% preferred securities. (See Note F)

GAFRI has entered into interest rate swaps which effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9%.

At March 31, 2004, scheduled principal payments on debt for the remainder of 2004 and the subsequent five years were as follows (in millions):

2004	2005	2006	2007	2008	2009
$0.2	$0.2	$0.2	$0.1	$100.1	$0.1

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

In accordance with FIN 46, VIEs that issued preferred securities subsequent to January 31, 2003, are not consolidated for financial reporting purposes. Beginning December 31, 2003, previously consolidated subsidiary trusts were deconsolidated for financial reporting purposes under FIN 46. Accordingly, the subordinated debt due the trusts is shown as a liability in GAFRI's balance sheet instead of the preferred securities, which were previously reported as "Mandatorily redeemable preferred securities of subsidiary trusts." The preferred securities supported by the payable to subsidiary trusts consisted of the following:

Date of		Amount Outstanding		Optional
Issuance	Issue (Maturity Date)	3/31/04	12/31/03	Redemption Dates
November 1996	9-1/4% TOPrS (2026)	-	$65,012,500	Redeemed in March 2004
March 1997	8-7/8% Pfd (2027)	$42,800,000	70,000,000	On or after 3/1/2007
May 2003	7.35% Pfd (2033)	20,000,000	20,000,000	On or after 5/15/2008

In 2003, a newly formed wholly-owned subsidiary trust of GAFRI issued $20 million of trust preferred securities maturing in 2033.

In the first quarter of 2004, GAFRI redeemed all of its 9-1/4% trust preferred securities at face value and repurchased $27.2 million principal amount of its 8-7/8% preferred securities for $28.5 million in cash.

G. Stockholders' Equity

At March 31, 2004, there were 5.9 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans for employees and directors. Under these plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

The change in net unrealized gains on marketable securities for the three months ended March 31 included the following (in millions):

	2004			2003
	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains on securities arising during the period	$137.1	($47.4)	$89.7	$0.1	$0.1	$0.2
Realized (gains) losses on securities	(8.8)	3.1	(5.7)	8.3	(3.0)	5.3
Change in net unrealized gains on marketable securities	$128.3	($44.3)	$84.0	$8.4	($2.9)	$5.5

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

H. Earnings Per Share

The number of common shares outstanding used in calculating diluted earnings per share in the first quarter of 2004 includes 0.3 million shares compared to 0.1 million shares for the first quarter of 2003, for the effect of the assumed exercise of GAFRI's stock options.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

I. Contingencies

There have been no significant changes to the matters discussed and referred to in Note N "Contingencies" of GAFRI's Annual Report on Form 10-K for 2003.

J. Additional Information

Statutory Information  Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	March 31,	December 31,
	2004	2003
Capital and surplus	$505.0	$515.4
Asset valuation reserve	56.8	52.5
Interest maintenance reserve	24.6	21.5

Three months ended March 31,
	2004	2003
Pretax income from operations	$21.8	$11.4
Net income (loss)	16.7	(13.1)

Dividends which can be paid by GAFRI's insurance subsidiaries, without prior approval of regulatory authorities, are subject to restrictions relating to capital and surplus and statutory net income. Based on these restrictions at December 31, 2003, GALIC and GAPR may pay $56.5 million and $32.9 million, respectively, in dividends in 2004 without prior approval. In the first quarter of 2004, GALIC paid dividends of $23.0 million. A portion of dividends from GAPR may be subject to federal income taxes.

Variable Annuities  At March 31, 2004 and December 31, 2003, the aggregate GMDB values (assuming every policyholder died on those dates) exceeded the market value of the underlying variable annuities by $130 million and $142 million, respectively. Death benefits paid in excess of the variable annuity account balances were $0.4 million and $0.6 million for the first quarter of 2004 and 2003, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Condensed Consolidating Information GAFRI has guaranteed all of the outstanding debt of AAG Holding. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	ALL OTHER	CONS
MARCH 31, 2004	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 3.6	$ 0.1	$ 8,845.5	$ -	$ 8,849.2
Investment in subsidiaries	990.1	1,349.3	11.0	(2,350.4)	-
Notes receivable from AAG Holding	104.4	-	-	(104.4)	-
Unamortized insurance acquisition costs, net	-	-	645.7	-	645.7
Other assets	18.7	8.5	356.5	43.8	427.5
Variable annuity assets (separate accounts)	-	-	587.4	-	587.4
	$1,116.8	$1,357.9	$10,446.1	($2,411.0)	$10,509.8

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ 8,144.1	($ 5.5)	$ 8,138.6
Notes payable to GAFRI	-	102.4	1.9	(104.3)	-
Other notes payable	1.4	298.8	-	-	300.2
Payable to subsidiary trusts	-	97.9	-	(35.1)	62.8
Other liabilities	70.8	20.6	285.1	(0.3)	376.2
Variable annuity liabilities (separate accounts)	-	-	587.4	-	587.4
	72.2	519.7	9,018.5	(145.2)	9,465.2

Total stockholders' equity	1,044.6	838.2	1,427.6	(2,265.8)	1,044.6
	$1,116.8	$1,357.9	$10,446.1	($2,411.0)	$10,509.8

DECEMBER 31, 2003

Assets
Cash and investments	$ 0.7	$ -	$8,599.3	($ 1.2)	$8,598.8
Investment in subsidiaries	893.7	1,273.1	15.1	(2,181.9)	-
Notes receivable from AAG Holding	102.8	-	-	(102.8)	-
Unamortized insurance acquisition costs, net	-	-	614.2	-	614.2
Other assets	19.5	4.8	346.6	42.0	412.9
Variable annuity assets (separate accounts)	-	-	568.4	-	568.4
	$1,016.7	$1,277.9	$10,143.6	($2,243.9)	$10,194.3

Liabilities and Capital
Insurance liabilities	$ -	$ -	$7,999.2	($ 5.7)	$7,993.5
Notes payable to GAFRI	-	102.4	0.4	(102.8)	-
Other notes payable	1.5	212.5	-	-	214.0
Payable to subsidiary trusts	-	175.3	-	(20.3)	155.0
Other liabilities	72.7	18.3	232.7	(2.8)	320.9
Variable annuity liabilities (separate accounts)	-	-	568.4	-	568.4
	74.2	508.5	8,800.7	(131.6)	9,251.8

Total stockholders' equity	942.5	769.4	1,342.9	(2,112.3)	942.5
	$1,016.7	$1,277.9	$10,143.6	($2,243.9)	$10,194.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	CONS	ALL OTHER	CONS
MARCH 31, 2004	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 90.3	$ -	$ 90.3
Net investment income and other revenue	4.6	-	-	152.2	(3.4)	153.4
Equity in earnings of subsidiaries	24.8	33.9	-	-	(58.7)	-
	29.4	33.9	-	242.5	(62.1)	243.7

Costs and Expenses:
Insurance benefits and expenses	-	-	-	171.7	-	171.7
Interest and debt expenses	-	10.8	-	-	(3.0)	7.8
Other expenses	1.7	1.6	-	33.2	-	36.5
	1.7	12.4	-	204.9	(3.0)	216.0

Earnings before income taxes	27.7	21.5	-	37.6	(59.1)	27.7
Provision for income taxes	8.5	7.2	-	11.7	(18.9)	8.5

Income before accounting change	19.2	14.3	-	25.9	(40.2)	19.2

Accounting change, net	(2.2)	-	-	(2.2)	2.2	(2.2)

Net income	$17.0	$14.3	$ -	$ 23.7	($38.0)	$ 17.0

FOR THE THREE MONTHS ENDED
MARCH 31, 2003

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 79.5	$ -	$ 79.5
Net investment income and other revenue	5.1	-	-	136.9	(3.2)	138.8
Interest income on AAG Holding notes	-	-	3.5	-	(3.5)	-
Equity in earnings of subsidiaries	7.4	15.4	-	-	(22.8)	-
	12.5	15.4	3.5	216.4	(29.5)	218.3

Costs and Expenses:
Insurance benefits and expenses	-	-	-	164.2	-	164.2
Interest expense on AAG Holding notes	-	3.5	-	-	(3.5)	-
Other interest and debt expenses	-	5.1	-	-	0.8	5.9
Other expenses	1.5	1.8	-	34.5	(0.6)	37.2
	1.5	10.4	-	198.7	(3.3)	207.3

Earnings before income taxes	11.0	5.0	3.5	17.7	(26.2)	11.0
Provision for income taxes	2.7	1.6	-	4.8	(6.4)	2.7

Net income	$ 8.3	$ 3.4	$3.5	$ 12.9	($19.8)	$ 8.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
MARCH 31, 2004	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$17.0	$14.3	$ 23.7	($38.0)	$ 17.0
Adjustments:
Cumulative effect of accounting change	2.2	-	2.2	(2.2)	2.2
Equity in net earnings of subsidiaries and affiliates	(15.2)	(22.6)	-	37.8	-
Increase in life, accident and health reserves	-	-	17.0	-	17.0
Benefits to annuity policyholders	-	-	72.3	-	72.3
Amortization of insurance acquisition costs	-	-	22.0	-	22.0
Depreciation and amortization	-	0.7	4.4	-	5.1
Realized gains on investments	(0.3)	-	(8.5)	-	(8.8)
Increase in insurance acquisition costs	-	-	(30.8)	-	(30.8)
Decrease (increase) in other assets	0.1	-	(4.1)	-	(4.0)
Increase (decrease) in other liabilities	(2.7)	-	5.0	-	2.3
Increase in payable to affiliates, net	0.8	-	4.0	-	4.8
Capital contribution from parent (to subsidiary)	(90.3)	90.3	-	-	-
Dividends from subsidiaries(to parent)	114.2	(91.2)	(23.0)	-	-
Other, net	(1.4)	0.1	(21.1)	2.4	(20.0)
	24.4	(8.4)	63.1	-	79.1

Cash Flows from Investing Activities:
Purchases of investments and other assets	(23.2)	-	(979.5)	28.5	(974.2)
Maturities and redemptions of fixed maturity investments	-	-	187.2	-	187.2
Sales of investments and other assets	1.0	-	723.6	(10.0)	714.6
Decrease in policy loans	-	-	0.7	-	0.7
	(22.2)	-	(68.0)	18.5	(71.7)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	152.9	-	152.9
Annuity surrenders, benefits and withdrawals	-	-	(159.4)	-	(159.4)
Net transfers to variable annuity assets	-	-	(3.7)	-	(3.7)
Additions to notes payable	-	83.5	-	-	83.5
Issuance of Common Stock	1.0	-	-	-	1.0
Repurchase of Trust Preferred Securities	-	(75.0)	-	(18.5)	(93.5)
	1.0	8.5	(10.2)	(18.5)	(19.2)

Net increase (decrease) in cash and short-term investments	3.2	0.1	(15.1)	-	(11.8)
Beginning cash and short-term investments	0.4	-	163.6	-	164.0

Ending cash and short-term investments	$ 3.6	$ 0.1	$148.5	$ -	$152.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE THREE MONTHS ENDED		AAG	CONS	ALL OTHER	CONS
March 31, 2003	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$ 8.3	$ 3.4	$3.5	$ 12.9	($19.8)	$ 8.3
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(6.0)	(10.4)	-	-	16.4	-
Increase in life, accident and health reserves	-	-	-	31.9	-	31.9
Benefits to annuity policyholders	-	-	-	74.8	-	74.8
Amortization of insurance acquisition costs	-	-	-	27.3	-	27.3
Depreciation and amortization	-	0.1	-	1.0	-	1.1
Realized losses on investments	0.2	-	-	8.1	-	8.3
Increase in insurance acquisition costs	-	-	-	(44.7)	-	(44.7)
Decrease (increase) in other assets	1.2	-	-	(20.9)	-	(19.7)
Decrease in other liabilities	(5.5)	-	-	(6.3)	-	(11.8)
Increase in payable to affiliates, net	2.3	-	-	0.2	-	2.5
Capital contribution from parent (to subsidiary)	(11.8)	11.8	-	-	-	-
Dividends from subsidiaries (to parent)	11.2	(9.9)	-	(1.3)	-	-
Other, net	-	5.0	-	(5.7)	(0.1)	(0.8)
	(0.1)	-	3.5	77.3	(3.5)	77.2

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(1,047.2)	-	(1,047.2)
Maturities and redemptions of fixed maturity investments	-	-	-	353.7	-	353.7
Sales of investments and other assets	-	-	-	463.4	-	463.4
Decrease in policy loans	-	-	-	1.4	-	1.4
	-	-	-	(228.7)	-	(228.7)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	214.5	-	214.5
Annuity surrenders, benefits and withdrawals	-	-	-	(140.3)	-	(140.3)
Net transfers from variable annuity assets	-	-	-	8.6	-	8.6
Reductions of notes payable	(0.1)	-	-	-	-	(0.1)
Issuance of Common Stock	0.8	-	-	-	-	0.8
Retirement of Common Stock	(0.4)	-	-	-	-	(0.4)
Trust dividend requirements	-	-	(3.5)	-	3.5	-
	0.3	-	(3.5)	82.8	3.5	83.1

Net increase (decrease) in cash and short-term investments	0.2	-	-	(68.6)	-	(68.4)
Beginning cash and short-term investments	1.9	-	-	400.3	-	402.2

Ending cash and short-term investments	$ 2.1	$ -	$ -	$ 331.7	$ -	$ 333.8

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

Index to MD&A
Page			Page
Forward-Looking Statements	20	Results of Operations	27
Overview	21	General	27
Critical Accounting Policies	21	Income Items	28
Liquidity and Capital Resources	22	Expense Items	29
Ratios	22	Other Items	30
Sources and Uses of Funds	22	Proposed Accounting Standard	30
Independent Ratings	22
Investments	23

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

OVERVIEW

Financial Condition

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

GAFRI strengthened its capital and liquidity in the first quarter of 2004 with stockholders' equity (excluding unrealized gains) growing by $18 million to $798 million and reduced its debt to capital ratio from 31% at December 31, 2003 to 30% at March 31, 2004. Also in the first quarter of 2004, GAFRI issued $86.3 million of 7-1/4% senior debentures using the proceeds to retire its 9-1/4% TOPrS and repurchase a portion of its 8-7/8% trust preferred securities.

Results of Operations

Through the operations of its insurance subsidiaries, GAFRI is engaged in the sale of retirement annuities and various forms of supplemental insurance products.

GAFRI's net income for the first quarter of 2004 was $17.0 million ($0.36 per diluted share) compared to $8.3 million ($0.20 per diluted share) in the first quarter of 2003. GAFRI's first quarter 2004 results reflect improved realized gains and improved operating results in the Company's supplemental insurance operations, partially offset by the impact of the continued low interest rate environment on the Company's fixed annuity operations, the recent issuance of long-term debt to reduce lower costing bank debt with a shorter maturity, resulting in higher interest expense in 2004 and a $2.2 million after-tax charge relating to the implementation of Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts."

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are described in Note B to the financial statements. The preparation of financial statements requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of insurance reserves, the determination of "other than temporary" impairments on investments, the recoverability and carrying value of unamortized insurance acquisition costs and environmental reserves of GAFRI's former manufacturing operations are the areas where the degree of judgement required to determine amounts recorded in the financial statements make the accounting policies critical. For further discussion of these policies, see "Liquidity and Capital Resources - Investments" and in GAFRI's 2003 Form 10-K "Liquidity and Capital Resources - Uncertainties."

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios  GAFRI's consolidated debt to capital ratio was 30% at March 31, 2004 compared to 31% at December 31, 2003. For purposes of this calculation, consolidated debt includes both notes payable and payable to subsidiary trusts; capital represents the sum of consolidated debt and stockholders' equity (excluding unrealized gains on fixed maturity securities).

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 2004, the capital ratio of GAFRI's principal insurance subsidiary was 6.1 times its authorized control level RBC.

Sources and Uses of Funds  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions from their directly-owned insurance subsidiaries, (Great American Life Insurance Company ("GALIC") and GA Life of Puerto Rico ("GAPR")), bank borrowings and cash and investments on hand.  Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC and GAPR in 2004 without prior regulatory approval is $56.5 million and $32.9 million, respectively. In the first quarter of 2004, GALIC paid dividends of $23.0 million. A portion of dividends from GAPR may be subject to federal income taxes.

The Company has an unsecured credit agreement that matures on December 31, 2004. Amounts borrowed bear interest at floating rates based on prime or Eurodollar rates. GAFRI's credit agreement provides up to $155 million of availability; there were no borrowings outstanding under the line of credit at March 31, 2004.

In January 2004, GAFRI raised approximately $84 million through the issuance of 7-1/4% Senior Debentures due 2034. The majority of the proceeds were used to redeem the Company's 9-1/4% trust preferred securities. The remaining proceeds were used to repurchase a portion of its outstanding 8-7/8% preferred securities. Under a currently effective shelf registration, GAFRI can issue up to an aggregate of $51.3 million in additional equity or debt securities. All debentures issued by GAFRI are rated investment grade by three nationally recognized rating agencies.

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

Following are the Company's ratings as of March 31, 2004:

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

Investments  At March 31, 2004, GAFRI's investment portfolio contained $8.1 billion in "Fixed maturities" classified as available-for-sale, which are carried at market value with unrealized gains and losses reported as a separate component of stockholders' equity on an after-tax basis. At March 31, 2004, GAFRI had pretax net unrealized gains of $434 million on fixed maturities and $48 million on equity securities.

GAFRI invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at March 31, 2004. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At March 31, 2004, 94% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At March 31, 2004, GAFRI's mortgage-backed securities ("MBSs") portfolio represented approximately 30% of its investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. Due to the significant decline in the general level of interest rates, GAFRI has experienced an increase in the level of prepayments on its MBSs; these prepayments have not been reinvested at interest rates comparable to the rates earned on the prepaid MBSs. Partly as a result of this, the overall yield on GAFRI's fixed maturity portfolio dropped from 7.0% at January 1, 2003 to 6.2% at March 31, 2004.

More than 95% of GAFRI's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk referred to above, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at March 31, 2004, is shown in the following table (dollars in millions). Approximately $59 million of available-for-sale "Fixed Maturities" and $6 million of "Equity Securities" had no unrealized gains or losses at March 31, 2004.

	Securities with Unrealized	Securities with Unrealized
	Gains	Losses
Available-for-sale Fixed Maturities
Market value of securities	$7,102	$896
Amortized cost of securities	$6,651	$913
Gross unrealized gain (loss)	$ 451	($ 17)
Market value as % of amortized cost	107%	98%
Number of security positions	1,193	98
Number individually exceeding $2 million gain or loss	13	-
Concentration of gains (losses) by type or industry
(exceeding 5% of unrealized):
Gas and electric services	$ 58.2	($3.1)
Mortgage-backed securities	52.3	(4.3)
Banks, savings and credit institutions	52.2	-
U.S. government and government agencies	25.2	(1.2)
State and municipal	19.0	(1.0)
Asset-backed securities	16.5	(2.6)
Air transportation (generally collateralized)	5.8	(1.2)
Percentage rated investment grade	95%	92%

Equity Securities
Market value of securities	$89	$12
Cost of securities	$41	$12
Gross unrealized gain (loss)	$48	$ -
Market value as % of cost	217%	100%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

GAFRI's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $42 million of the $48 million in unrealized gains on equity securities at March 31, 2004. In the first quarter of 2004, Provident announced that it was being acquired by National City Corporation. If this transaction is completed, GAFRI will receive approximately 1.7 million common and common equivalent shares ($57 million market value at April 30, 2004) of National City in exchange for its investment in Provident.

The table below sets forth the scheduled maturities of GAFRI's available-for-sale fixed maturity securities at March 31, 2004, based on their market values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	2%	2%
After one year through five years	18	33
After five years through ten years	36	7
After ten years	14	13
	70	55
Mortgage-backed securities	30	45
	100%	100%

*Excludes $59 million of fixed maturities with no unrealized gains or losses.

GAFRI realized aggregate losses of $1.6 million during the first quarter of 2004 on $9.8 million in sales of fixed maturity securities (2 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2003. Market values of both of the issues increased an aggregate of $1.2 million from December 31 to date of sale.

Although GAFRI had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio. None of the securities were sold out of a necessity to raise cash. GAFRI has the ability and intent to hold securities with unrealized losses at March 31, 2004, for a period of time sufficient to allow for a recovery in market value.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on all securities by dollar amount.
	Aggregate Market Value	Aggregate Unrealized Gain (Loss)	Market Value as % of Cost Basis
Fixed Maturities at March 31, 2004

Securities with unrealized gains at 3/31/04:
Exceeding $500,000 (328 issues):	$3,629	$315	109.5%
Less than $500,000 (865 issues):	3,473	136	104.1%
	$7,102	$451	106.8%

Securities with unrealized losses at 3/31/04:
Exceeding $500,000 (13 issues):	$ 136	($ 10)	93.2%
Less than $500,000 (85 issues):	760	(7)	99.1%
	$ 896	($ 17)	98.1%

Equity Securities at March 31, 2004

Securities with unrealized gains at 3/31/04:
Exceeding $500,000 (2 issues):	$66	$45	314.3%
Less than $500,000 (23 issues):	23	3	115.0%
	$89	$48	217.1%

Securities with unrealized losses at 3/31/04:
Exceeding $500,000 (0 issues):	$ -	$ -	-
Less than $500,000 (4 issues):	12	-	100.0%
	$12	$ -	100.0%

The following table (dollars in millions) summarizes the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.
	Aggregate Market Value	Aggregate Unrealized Gain(Loss)	Market Value as % of Cost Basis

Fixed Maturities with Unrealized
Losses at March 31, 2004

Investment grade with losses for:
One year or less (58 issues)	$783	($ 7)	99.1%
Greater than one year (10 issues)	43	(3)	93.5%
	$826	($10)	98.8%

Non-investment grade with losses for:
One year or less (12 issues)	$ 27	($ 1)	96.4%
Greater than one year (18 issues)	43	(6)	87.8%
	$ 70	($ 7)	90.9%

Equity Securities with Unrealized
Losses at March 31, 2004

One year or less (3 issues)	$ 12	$ -	100.0%
Greater than one year (1 issue)	-	-	-
	$ 12	$ -	100.0%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. A listing of factors considered and resources used is contained in the discussion of "Investments" under Management's Discussion and Analysis in GAFRI's 2003 Form 10-K.

Based on its analysis, management believes that (i) GAFRI will recover its cost basis in the securities with unrealized losses and (ii) GAFRI has the ability and intent to hold the securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on GAFRI's liquidity.

RESULTS OF OPERATIONS

General  Results of operations as shown in the accompanying financial statements are prepared in accordance with generally accepted accounting principles.

Operating earnings before income taxes increased $16.7 million in the first quarter of 2004 compared to the comparable 2003 period. The increase is due primarily to significantly lower provisions for impairments on investments in the first quarter of 2004 compared to the first quarter of 2003.

Retirement Products  The following table summarizes GAFRI's premiums for its retirement annuities (in millions).

Three months ended
March 31,
	2004	2003
Annuity Premiums
Single premium fixed rate annuities	$104	$162
Flexible premium fixed rate annuities	45	45
Single premium variable annuities	9	10
Flexible premium variable annuities	19	21
	$177	$238

Fixed annuity sales decreased in the first quarter of 2004 compared to the same period in the prior year as the Company continues to maintain discipline in setting its commission and interest rates, resulting in slowed sales of single premium annuities.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

Three months ended
March 31,
Premiums	2004	2003
Supplemental insurance products	$62	$52
GA Life of Puerto Rico	17	16
Life products	11	12
	$90	$80
Benefits
Supplemental insurance products	$47	$43
GA Life of Puerto Rico	9	9
Life products	13	11
	$69	$63

The increase in premiums and benefits for the supplemental insurance products represents the addition of new distribution sources in 2003.

As previously announced, GALIC's life division will no longer be issuing life insurance policies beginning in the second quarter of 2004.

Net Investment Income  Net investment income decreased $2.2 million (2%) in the first quarter of 2004 compared to the same period of 2003. An increase in average invested assets was more than offset by a lower yield on GAFRI's investment portfolio. The yield on GAFRI's fixed maturity portfolio was approximately 6.2% at March 31, 2004 compared to approximately 7.0% at January 1, 2003. See "Management's Discussion and Analysis - Investments."

Realized Gains (Losses) on Investments and Retirement of Subsidiary Trust Debt  Realized gains (losses) on investments included the following provisions for other than temporary impairment: first quarter of 2004 and 2003 - $2.6 million and $23.1 million, respectively. Impairment charges in the first quarter of 2003 reflect primarily the downturn in the airline industry and writedowns of certain asset-backed securities.

Loss on retirement of subsidiary trust debt reflects pretax losses on repurchases of $27.2 million principal amount of the Company's 8-7/8% trust preferred securities in the first quarter of 2004.

Other Income  Other income increased $1.0 million (6%) in the first quarter of 2004 compared to the same period in 2003 due primarily to increased surrender fees and increased fees earned on GAFRI's variable annuity business.

Real Estate Operations  GAFRI is engaged in a variety of real estate operations including hotels and marinas; GAFRI also owns several parcels of land. Revenues and expenses of these operations are included in GAFRI's Consolidated Income Statement as shown below (in millions).

Three months ended
March 31,
	2004	2003
Other income	$6.1	$6.5
Other expenses	7.3	7.1

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

The majority of GAFRI's fixed rate annuity products permit GAFRI to change the crediting rate at any time, subject to minimum interest rate guarantees (as determined by applicable law). Approximately one-half of GAFRI's annuity benefits accumulated relate to policies that have a minimum guarantee of 3%; the majority of the balance has a guarantee of 4%. Beginning in the fourth quarter of 2003, in states where required approvals have been received, the Company began issuing products with guaranteed minimum crediting rates of less than 3%.

Insurance Acquisition Expenses  Insurance acquisition expenses include amortization of DPAC as well as a portion of commissions on sales of insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired amounting to $1.6 million in the first quarter of 2004 and $2.2 million in the first quarter of 2003.

Insurance acquisition expenses increased $3.8 million (14%) in the first quarter of 2004 compared to the same period in 2003 due primarily to an increase of in-force policies primarily in the annuities and supplemental insurance business.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to write-offs of DPAC in the future.

Interest on Subsidiary Trust Obligations  The decrease in interest on subsidiary trust obligations in the first quarter of 2004 compared to the same period in 2003 reflects the Company's March 2004 redemption of its 9-1/4% TOPrS and the first quarter 2004 repurchases of $27.2 million principal amount of its 8-7/8% preferred securities.

Other Interest and Debt Expenses  The increase in other interest and debt expenses in the first quarter of 2004 compared to the same period in 2003 reflects the first quarter 2004 issuance of 7-1/4% Senior Debentures and the paydown of lower interest rate bank debt with proceeds from a 7-1/2% Senior Debenture offering in the fourth quarter of 2003.

Income Taxes  The provision for income taxes presented reflects the effects of non-taxable foreign operations.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Cumulative Effect of Accounting Change  In January 2004, GAFRI recorded an after-tax charge of $2.2 million resulting from the implementation of SOP 03-1. The most significant effect to GAFRI is a change in accounting for assets and liabilities related to two-tier annuities and persistency bonuses. As a result of adopting the SOP, unamortized insurance acquisition costs increased by $50 million and annuity benefits accumulated increased by $54 million.

Proposed Standard on Equity Compensation  On March 31, 2004, the FASB issued a proposed accounting standard that, if implemented, would require GAFRI to expense stock option grants beginning in 2005. Currently, GAFRI accounts for stock option grants using the intrinsic value method as permitted under SFAS No. 123. Since options are granted at exercise prices equal to the fair value of the shares at the date of grant, no compensation expense is currently recognized. The effect of using the fair value method that is also permitted under SFAS No. 123 is discussed in Note B to the financial statements.

Item 3

Quantitative and Qualitative Disclosure of Market Risk

Debt Securities  In January 2004, GAFRI issued Senior Debentures due in 2034 and redeemed all of its outstanding TOPrS and a portion of its 8-7/8% trust preferred securities. See Notes E and F for further discussion.

As of March 31, 2004, there were no other material changes to the information provided in GAFRI's Form 10-K for 2003 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4

Evaluation of Disclosure Controls and Procedures

GAFRI's Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated GAFRI's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14c) as of the end of the period covered by this report. Based on the evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in GAFRI's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART II

OTHER INFORMATION

Item 6

Exhibits and Reports on Form 8-K

  Exhibits:

Number	Exhibit Description

31(a)	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K:

Date of Report	Items Reported

January 21, 2004	Press Release regarding GAFRI's 7-1/4% Debt Offering

February 12, 2004	Fourth Quarter and Full Year 2003 Earnings Release

April 26, 2004	First Quarter 2004 Earnings Release

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
GREAT AMERICAN FINANCIAL RESOURCES, INC.

May 7, 2004	BY:/s/Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer