Form 10-Q
period 2004-06-30
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2004-08-05
CIK 894651

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2004	Commission File No. 1-11632

GREAT AMERICAN FINANCIAL RESOURCES, INC.
Incorporated under	IRS Employer I.D.
the Laws of Delaware	No. 06-1356581

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

As of August 1, 2004, there were 47,060,264 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

TABLE OF CONTENTS

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

FINANCIAL INFORMATION

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	June 30,	December 31,
	2004	2003
Assets
Investments:
Fixed maturities:
Available-for-sale - at market
(amortized cost - $8,146.3 and $7,568.3)	$ 8,264.7	$ 7,845.2
Trading securities - at market	248.5	195.4
Equity securities - at market
(cost - $78.3 and $45.9)	124.5	83.4
Mortgage loans on real estate	22.7	15.8
Real estate	77.6	79.4
Policy loans	246.0	215.6
Short-term investments	269.1	143.4
Total investments	9,253.1	8,578.2

Cash	23.4	20.6
Accrued investment income	112.1	100.5
Unamortized insurance acquisition costs, net	734.3	614.2
Reinsurance recoverable	335.3	206.6
Other assets	112.1	105.8
Variable annuity assets (separate accounts)	587.7	568.4

	$11,158.0	$10,194.3

Liabilities and Capital
Annuity benefits accumulated	$ 7,919.7	$6,974.6
Life, accident and health reserves	1,058.2	1,018.9
Notes payable	300.1	214.0
Payable to subsidiary trusts (issuers of preferred
securities)	62.8	155.0
Payable to affiliates, net	96.6	94.2
Deferred taxes on unrealized gains	46.6	84.2
Accounts payable, accrued expenses and other
liabilities	182.1	142.5
Variable annuity liabilities (separate accounts)	587.7	568.4
Total liabilities	10,253.8	9,251.8

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-47,102,316 and 46,978,151 shares outstanding	47.1	47.0
Capital surplus	407.6	406.0
Retained earnings	358.9	326.9
Unrealized gains on marketable securities, net	90.6	162.6
Total stockholders' equity	904.2	942.5

	$11,158.0	$10,194.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

Three months ended June 30,			Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Life, accident and health premiums	$ 87.5	$ 83.2	$177.8	$162.7
Net investment income	131.4	125.5	258.8	255.1
Realized gains (losses) on:
Investments	(4.7)	(3.6)	4.1	(11.9)
Retirement of subsidiary trust debt	-	-	(1.3)	-
Other income	27.5	21.2	46.0	38.7
	241.7	226.3	485.4	444.6
Costs and Expenses:
Annuity benefits	73.7	80.9	146.0	155.7
Life, accident and health benefits	66.0	59.3	135.3	122.4
Insurance acquisition expenses	32.7	33.3	62.8	59.6
Interest on subsidiary trust obligations	1.3	3.5	4.1	6.7
Other interest and debt expenses	5.1	2.6	10.1	5.3
Other expenses	41.5	37.9	78.0	75.1
	220.3	217.5	436.3	424.8

Operating earnings before income taxes	21.4	8.8	49.1	19.8
Provision for income taxes	6.4	1.8	14.9	4.5

Income before accounting change	15.0	7.0	34.2	15.3
Cumulative effect of accounting change, net of tax	-	-	(2.2)	-

Net Income	$ 15.0	$ 7.0	$ 32.0	$ 15.3

Basic earnings per common share:
Income before accounting change	$ 0.32	$ 0.16	$ 0.73	$ 0.36
Accounting change	-	-	(0.05)	-
Net income	$ 0.32	$ 0.16	$ 0.68	$ 0.36

Diluted earnings per common share:
Income before accounting change	$ 0.32	$ 0.16	$ 0.72	$ 0.36
Accounting change	-	-	(0.04)	-
Net income	$ 0.32	$ 0.16	$ 0.68	$ 0.36

Average number of common shares:
Basic	47.1	42.5	47.1	42.5
Diluted	47.3	42.6	47.3	42.6

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)
	Six months ended
	June 30,
	2004	2003
Common Stock:
Balance at beginning of period	$ 47.0	$ 42.4
Common Stock issued	0.1	0.2
Balance at end of period	$ 47.1	$ 42.6

Capital Surplus:
Balance at beginning of period	$406.0	$347.6
Common Stock issued	1.8	2.3
Common Stock retired	(0.2)	(0.5)
Balance at end of period	$407.6	$349.4

Retained Earnings:
Balance at beginning of period	$326.9	$281.9
Net income	32.0	15.3
Balance at end of period	$358.9	$297.2

Unrealized Gains, Net:
Balance at beginning of period	$162.6	$180.0
Change during period	(72.0)	88.9
Balance at end of period	$ 90.6	$268.9

Comprehensive Income (Loss)
Net income	$ 32.0	$ 15.3
Other comprehensive income - change in net
unrealized gains	(72.0)	88.9
Comprehensive income (loss)	($ 40.0)	$104.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)
	Six months ended
	June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$ 32.0	$ 15.3
Adjustments:
Cumulative effect of accounting change	2.2	-
Increase in life, accident and health reserves	41.4	48.0
Benefits to annuity policyholders	146.0	155.7
Amortization of insurance acquisition costs	46.8	44.9
Depreciation and amortization	16.0	10.0
Realized (gains) losses on investments	(4.1)	11.9
Net trading portfolio activity	(58.9)	-
Increase in insurance acquisition costs	(63.6)	(82.2)
Increase in reinsurance recoverable	(28.6)	(35.2)
Decrease (increase) in other assets	(3.9)	11.1
Increase in other liabilities	12.1	11.3
Increase in payable to affiliates, net	2.4	25.8
Other, net	4.8	4.9
	144.6	221.5

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,644.6)	(2,322.5)
Equity securities	(32.0)	(7.5)
Real estate, mortgage loans and other assets	(8.9)	(4.6)
Maturities and redemptions of fixed maturity investments	446.4	635.3
Sales of:
Fixed maturity investments	1,214.4	1,289.5
Equity securities	7.2	8.2
Real estate, mortgage loans and other assets	0.4	2.6
Cash and short-term investments of acquired (former) businesses, net	26.6	-
Decrease in policy loans	0.2	1.2
	9.7	(397.8)

Cash Flows from Financing Activities:
Fixed annuity receipts	340.3	440.8
Annuity surrenders, benefits and withdrawals	(353.9)	(282.9)
Net transfers (to) from variable annuity assets	(3.8)	6.7
Additions to notes payable	83.5	-
Reductions of notes payable	(0.1)	(36.1)
Issuance of Common Stock	1.9	2.5
Retirement of Common Stock	(0.2)	(0.5)
Issuance of Trust Preferred Securities	-	19.4
Repurchase of Trust Preferred Securities	(93.5)	-
	(25.8)	149.9

Net Increase (decrease) in cash and short-term investments	128.5	(26.4)
Beginning cash and short-term investments	164.0	402.2
Ending cash and short-term investments	$ 292.5	$ 375.8

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

American Financial Group, Inc. ("AFG") and its subsidiaries owned 82% of GAFRI's Common Stock at August 1, 2004.

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

Derivatives  Derivatives included in GAFRI's balance sheet consist primarily of (i) the interest component of certain life reinsurance contracts (included in other liabilities), (ii) interest rate swaps (included in notes payable), (iii) the equity-based component of certain annuity products (included in annuity benefits accumulated) and (iv) related call options (included in other assets) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products. Changes in the fair value of derivatives are included in current earnings.

The terms of the interest rate swaps match those of the hedged debt; therefore, the swaps are considered to be (and are accounted for as) effective fair value hedges. Both the swaps and the hedged debt are adjusted for changes in fair value by offsetting amounts. Accordingly, since the swaps are included with notes payable in the Balance Sheet, the only effect on GAFRI's financial statements is that the interest expense on the hedged debt is recorded based on the variable rate.

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

GAFRI's insurance subsidiaries cede life insurance policies to a third party on a funds withheld basis whereby GAFRI retains the assets (securities) associated with the reinsurance contracts. Interest is credited to the reinsurer based on the actual investment performance (including realized gains and losses) of the retained assets. Effective October 1, 2003, the Company implemented SFAS No. 133 Implementation Issue B36 ("B36"), "Embedded Derivatives in Reinsurance Contracts." Under B36, these reinsurance contracts are considered to contain embedded derivatives (that must be marked to market) because the yield on the payables is based on specific blocks of the ceding companies' assets, rather than the overall creditworthiness of the ceding company. GAFRI determined that changes in the fair value of the underlying portfolios of fixed maturity securities is an appropriate measure of the value of the embedded derivative. As permitted under B36, the Company reclassified the securities related to these transactions from "available-for-sale" to "trading." The mark to market on the embedded derivatives offsets the investment income recorded on the mark to market of the related trading portfolios.

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

Payable to Subsidiary Trusts (Issuers of Preferred Securities)  Under revised Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("VIEs") issued by the Financial Accounting Standards Board ("FASB") in December 2003, GAFRI deconsolidated two wholly-owned subsidiary trusts because they are VIEs in which GAFRI is not considered to be the primary beneficiary. These subsidiary trusts were formed to issue preferred securities and, in turn, purchase a like amount of subordinated debt from their parent company, which provides interest and principal payments to fund the respective trust obligations. Accordingly, the subordinated debt due to the trusts is shown as a liability in the Balance Sheet. Implementation of FIN 46 with respect to the preferred securities had no effect on net earnings.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For SFAS No. 123 purposes, the "fair value" of $4.56 per option granted in the first six months of 2004 and $4.63 for the first six months of 2003 was calculated using the Black-Scholes option pricing model and the following assumptions for both periods: expected dividend yield of less than 1%; expected volatility of 20%; risk-free interest rate of 3%; and expected option life of 7.5 years. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value."

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$15.0	$ 7.0	$32.0	$15.3
Pro forma stock option expense, net of tax	(0.6)	(0.7)	(0.8)	(0.8)

Adjusted net income	$14.4	$ 6.3	$31.2	$14.5

Earnings per share (as reported):
Basic	$0.32	$0.16	$0.68	$0.36
Diluted	$0.32	$0.16	$0.68	$0.36

Earnings per share (adjusted):
Basic	$0.31	$0.15	$0.66	$0.34
Diluted	$0.30	$0.15	$0.66	$0.34

Benefit Plans  GAFRI provides retirement benefits to qualified employees of participating companies through the GAFRI Retirement and Savings Plan, a defined contribution plan. GAFRI makes all contributions to the retirement fund portion of the Plan (at the discretion of the GAFRI Board of Directors) and matches a percentage of employee contributions to the savings fund. Employees have been permitted to direct the investment of their contributions to independently managed investment funds. Matching contributions to the savings fund are also invested in accordance with participant elections, while Company contributions to the retirement fund have been invested primarily in GAFRI Common Stock. Company contributions are expensed in the year for which they are declared.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

C. Acquisition

On May 17, 2004, GAFRI acquired the fixed annuity block of National Health Insurance Company ("NHIC"). As of June 30, 2004 the block consisted of approximately 33,000 policies with GAAP reserves of approximately $742 million.

D. Segments of Operations

GAFRI's life and annuity operations includes fixed and variable annuity products and traditional life insurance products.  GAFRI's annuity products are sold through managing general agents and independent agents to employees of primary and secondary educational institutions, hospitals and in the non-qualified market.  Traditional term and universal life insurance products had been marketed through national marketing organizations. In the second quarter of 2004, GAFRI suspended new sales of these life insurance products due to inadequate volume and returns. The Company will continue to service its in-force block of these policies. The Company will also continue to sell life products through its supplemental insurance operations and GA Life of Puerto Rico (see below).

GAFRI's supplemental insurance businesses (United Teacher Associates Insurance Company ("UTA") and Loyal American Life Insurance Company) offer a variety of limited benefit policies to supplement primary health insurance and other insurance coverage. UTA offers its products through independent agents.

GA Life of Puerto Rico ("GAPR") sells in-home life and supplemental health products through a network of company-employed agents.  Sales in Puerto Rico accounted for approximately 20% of GAFRI's life, accident and health premiums in the first six months of 2004 and 2003, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Corporate and other consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company). The following table shows GAFRI's revenues and operating profit by significant business segment (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Life and annuity products	$152.6	$141.5	$294.4	$284.4
Supplemental insurance products	72.1	67.4	144.8	129.7
GA Life of Puerto Rico	20.2	19.1	40.4	37.9
Corporate and other	1.5	1.9	3.0	4.5
Total operating revenues	246.4	229.9	482.6	456.5

Realized gains (losses)	(4.7)	(3.6)	2.8	(11.9)
Total revenues per income statement	$241.7	$226.3	$485.4	$444.6

Operating profit - pretax
Life and annuity products	$ 25.1	$ 7.5	$45.6	$ 28.9
Supplemental insurance products	6.7	9.0	12.2	11.1
GA Life of Puerto Rico	3.1	2.9	6.4	6.0
Corporate and other	(8.8)	(7.0)	(17.9)	(14.3)
Pretax earnings from operations	26.1	12.4	46.3	31.7

Realized gains (losses)	(4.7)	(3.6)	2.8	(11.9)
Total pretax income per income statement	$ 21.4	$ 8.8	$49.1	$ 19.8

E. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	June 30,	December 31,
	2004	2003

Deferred policy acquisition costs ("DPAC")	$808.5	$738.7
Unrealized DPAC adjustment*	(23.6)	(58.7)
Present value of future profits acquired ("PVFP")	72.1	57.9
Unearned revenues	(122.7)	(123.7)
	$734.3	$614.2

   *Reflects the change in DPAC amortization assuming the unrealized gains on securities had actually been realized. (See Note B)

Included in DPAC at June 30, 2004, are unamortized sales inducements of $59.8 million. As a result of adopting SOP 03-1, unamortized insurance acquisition costs increased by $50 million due to required balance sheet reclassifications. Included in PVFP at June 30, 2004 is a preliminary estimate of $12.5 million relating to the May 2004 acquisition of the fixed annuity business of NHIC. The PVFP amounts in the table above are net of $69.3 million and $65.8 million of accumulated amortization at June 30, 2004 and December 31, 2003, respectively. Amortization of the PVFP was $1.9 million in the second quarter of 2004 and $3.5 million in the first six months of 2004 compared to $2.1 million in the second quarter of 2003 and $4.3 million in the first six months of 2003. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 14% of the balance at the beginning of each respective year.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

F. Notes Payable

Notes payable consisted of the following (in millions):

	June 30,	December 31,
	2004	2003

Direct obligations of GAFRI	$ 1.3	$ 1.5
Obligations of AAG Holding (guaranteed by GAFRI):
6-7/8% Senior Notes due 2008	100.0	100.0
7-1/2% Senior Debentures due 2033	112.5	112.5
7-1/4% Senior Debentures due 2034	86.3	-
Total	$300.1	$214.0

AAG Holding has a floating rate $155 million unsecured credit agreement. Loans under the credit agreement mature on December 31, 2004. At June 30, 2004 and December 31, 2003, there were no borrowings outstanding under the agreement. The Company expects to replace its existing credit agreement with a $150 million, four-year credit facility in August 2004.

In the first quarter of 2004, the Company issued $86.3 million principal amount of 7-1/4%, 30 year Senior Debentures, using the proceeds to redeem its 9-1/4% trust preferred securities at face value and to repurchase a portion of its outstanding 8-7/8% preferred securities. (See Note G)

GAFRI has entered into interest rate swaps which effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9%.

At June 30, 2004, scheduled principal payments on debt for the remainder of 2004 and the subsequent five years were as follows (in millions):

2004	2005	2006	2007	2008	2009
$0.1	$0.2	$0.2	$0.1	$100.1	$0.1

G. Payable to Subsidiary Trusts (Issuers of Preferred Securities)

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

In accordance with revised Interpretation ("FIN") 46, variable interest entities that issued preferred securities subsequent to January 31, 2003, are not consolidated for financial reporting purposes. Beginning December 31, 2003, previously consolidated subsidiary trusts were deconsolidated for financial reporting purposes under FIN 46. Accordingly, the subordinated debt due the trusts is shown as a liability in GAFRI's balance sheet. The preferred securities supported by the payable to subsidiary trusts consisted of the following:

Date of		Amount Outstanding		Optional
Issuance	Issue (Maturity Date)	6/30/04	12/31/03	Redemption Dates
November 1996	9-1/4% TOPrS (2026)	-	$65,012,500	Redeemed in March 2004
March 1997	8-7/8% Pfd (2027)	$42,800,000	70,000,000	On or after 3/1/2007
May 2003	7.35% Pfd (2033)	20,000,000	20,000,000	On or after 5/15/2008

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the first quarter of 2004, GAFRI redeemed all of its 9-1/4% trust preferred securities at face value and repurchased $27.2 million principal amount of its 8-7/8% preferred securities for $28.5 million in cash, recognizing a pretax charge of $1.3 million.

H. Stockholders' Equity

At June 30, 2004, there were 5.9 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans for employees and directors. Under these plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

The change in net unrealized gains on marketable securities for the six months ended June 30 included the following (in millions):

	2004			2003
	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains (losses) on securities arising during the period	($105.5)	$36.3	($69.2)	$123.8	($42.5)	$81.3
Realized (gains) losses on securities	(4.1)	1.3	(2.8)	11.9	(4.3)	7.6
Change in net unrealized gains on marketable securities	($109.6)	$37.6	($72.0)	$135.7	($46.8)	$88.9

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

I. Earnings Per Share

The number of common shares outstanding used in calculating diluted earnings per share in the second quarter and first six months of 2004 includes 0.2 million shares compared to 0.1 million shares for the second quarter and first six months of 2003, for the effect of the assumed exercise of GAFRI's stock options.

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

K. Additional Information

Statutory Information  Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	June 30,	December 31,
	2004	2003
Capital and surplus	$549.4	$515.4
Asset valuation reserve	55.8	52.5
Interest maintenance reserve	21.4	21.5

Six months ended June 30,
	2004	2003
Pretax income from operations	$43.2	$32.0
Net income	24.9	5.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Dividends that can be paid by GAFRI's insurance subsidiaries without prior approval of regulatory authorities are subject to restrictions relating to capital and surplus and statutory net income. Based on these restrictions at December 31, 2003, GALIC and GAPR may pay $56.5 million and $32.9 million, respectively, in dividends in 2004 without prior approval. In the first six months of 2004, GALIC paid dividends of $38.0 million and GAPR paid a dividend of $1.5 million to GAFRI. A portion of dividends from GAPR may be subject to federal income taxes.

For statutory purposes, the acquisition of the fixed annuity block of business of NHIC was recorded on April 1, 2004 as a reinsurance transaction under which NHIC paid GAFRI a negative ceding commission of $38 million to assume the block of business.

Variable Annuities  At June 30, 2004 and December 31, 2003, the aggregate guaranteed minimum death benefit value (assuming every policyholder died on those dates) exceeded the market value of the underlying variable annuities by $131 million and $142 million, respectively. Death benefits paid in excess of the variable annuity account balances were $0.6 million and $1.0 million for the first six months of 2004 and 2003, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Condensed Consolidating Information GAFRI has guaranteed all of the outstanding debt of AAG Holding. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	ALL OTHER	CONS
JUNE 30, 2004	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 4.3	$ -	$ 9,272.3	($ 0.1)	$ 9,276.5
Investment in subsidiaries	850.2	1,203.3	11.0	(2,064.5)	-
Notes receivable from AAG Holding	104.4	-	-	(104.4)	-
Unamortized insurance acquisition costs, net	-	-	734.3	-	734.3
Other assets	18.4	8.3	491.1	41.7	559.5
Variable annuity assets (separate accounts)	-	-	587.7	-	587.7
	$ 977.3	$1,211.6	$11,096.4	($2,127.3)	$11,158.0

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ 8,983.4	($ 5.5)	$ 8,977.9
Notes payable to GAFRI	-	102.4	1.9	(104.3)	-
Other notes payable	1.4	298.7	-	-	300.1
Payable to subsidiary trusts	-	97.9	-	(35.1)	62.8
Other liabilities	71.7	8.9	248.0	(3.3)	325.3
Variable annuity liabilities (separate accounts)	-	-	587.7	-	587.7
	73.1	507.9	9,821.0	(148.2)	10,253.8

Total stockholders' equity	904.2	703.7	1,275.4	(1,979.1)	904.2
	$ 977.3	$1,211.6	$11,096.4	($2,127.3)	$11,158.0

DECEMBER 31, 2003

Assets
Cash and investments	$ 0.7	$ -	$8,599.3	($ 1.2)	$8,598.8
Investment in subsidiaries	893.7	1,273.1	15.1	(2,181.9)	-
Notes receivable from AAG Holding	102.8	-	-	(102.8)	-
Unamortized insurance acquisition costs, net	-	-	614.2	-	614.2
Other assets	19.5	4.8	346.6	42.0	412.9
Variable annuity assets (separate accounts)	-	-	568.4	-	568.4
	$1,016.7	$1,277.9	$10,143.6	($2,243.9)	$10,194.3

Liabilities and Capital
Insurance liabilities	$ -	$ -	$7,999.2	($ 5.7)	$7,993.5
Notes payable to GAFRI	-	102.4	0.4	(102.8)	-
Other notes payable	1.5	212.5	-	-	214.0
Payable to subsidiary trusts	-	175.3	-	(20.3)	155.0
Other liabilities	72.7	18.3	232.7	(2.8)	320.9
Variable annuity liabilities (separate accounts)	-	-	568.4	-	568.4
	74.2	508.5	8,800.7	(131.6)	9,251.8

Total stockholders' equity	942.5	769.4	1,342.9	(2,112.3)	942.5
	$1,016.7	$1,277.9	$10,143.6	($2,243.9)	$10,194.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
JUNE 30, 2004	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ 87.5	$ -	$ 87.5
Net investment income and other revenue	5.8	-	151.6	(3.2)	154.2
Equity in earnings of subsidiaries	18.4	26.5	-	(44.9)	-
	24.2	26.5	239.1	(48.1)	241.7

Costs and Expenses:
Insurance benefits and expenses	-	-	172.4	-	172.4
Interest and debt expenses	0.1	9.6	-	(3.3)	6.4
Other expenses	2.7	1.8	37.0	-	41.5
	2.8	11.4	209.4	(3.3)	220.3

Earnings before income taxes	21.4	15.1	29.7	(44.8)	21.4
Provision for income taxes	6.4	5.3	9.1	(14.4)	6.4

Net income	$15.0	$ 9.8	$ 20.6	($30.4)	$ 15.0

FOR THE SIX MONTHS ENDED
JUNE 30, 2004

Revenues:
Life, accident and health premiums	$ -	$ -	$177.8	$ -	$177.8
Net investment income and other revenue	10.4	-	303.8	(6.6)	307.6
Equity in earnings of subsidiaries	43.2	60.4	-	(103.6)	-
	53.6	60.4	481.6	(110.2)	485.4

Costs and Expenses:
Insurance benefits and expenses	-	-	344.1	-	344.1
Interest and debt expenses	0.1	20.4	-	(6.3)	14.2
Other expenses	4.4	3.4	70.2	-	78.0
	4.5	23.8	414.3	(6.3)	436.3

Earnings before income taxes	49.1	36.6	67.3	(103.9)	49.1
Provision for income taxes	14.9	12.5	20.8	(33.3)	14.9

Income before accounting change	34.2	24.1	46.5	(70.6)	34.2

Accounting change, net	(2.2)	-	(2.2)	2.2	(2.2)

Net income	$32.0	$24.1	$ 44.3	($ 68.4)	$ 32.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	CONS	ALL OTHER	CONS
JUNE 30, 2003	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 83.2	$ -	$ 83.2
Net investment income and other revenue	5.4	-	-	140.4	(2.7)	143.1
Interest income on AAG Holding notes	-	-	3.5	-	(3.5)	-
Equity in earnings of subsidiaries	5.6	12.7	-	-	(18.3)	-
	11.0	12.7	3.5	223.6	(24.5)	226.3

Costs and Expenses:
Insurance benefits and expenses	-	-	-	173.5	-	173.5
Interest expense (consolidated trusts)	-	3.5	-	-	(3.5)	-
Other interest and debt expenses	0.1	5.1	-	-	0.9	6.1
Other expenses	2.1	1.7	-	35.1	(1.0)	37.9
	2.2	10.3	-	208.6	(3.6)	217.5

Earnings before income taxes	8.8	2.4	3.5	15.0	(20.9)	8.8
Provision for income taxes	1.8	0.5	-	3.8	(4.3)	1.8

Net income	$ 7.0	$ 1.9	$ 3.5	$ 11.2	($16.6)	$ 7.0

FOR THE SIX MONTHS ENDED
JUNE 30, 2003

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$162.7	$ -	$162.7
Net investment income and other revenue	10.5	-	-	277.3	(5.9)	281.9
Interest income on AAG Holding notes	-	-	7.0	-	(7.0)	-
Equity in earnings of subsidiaries	13.0	28.1	-	-	(41.1)	-
	23.5	28.1	7.0	440.0	(54.0)	444.6

Costs and Expenses:
Insurance benefits and expenses	-	-	-	337.7	-	337.7
Interest expense (consolidated trusts)	-	7.0	-	-	(7.0)	-
Other interest and debt expenses	0.1	10.2	-	-	1.7	12.0
Other expenses	3.6	3.5	-	69.6	(1.6)	75.1
	3.7	20.7	-	407.3	(6.9)	424.8

Earnings before income taxes	19.8	7.4	7.0	32.7	(47.1)	19.8
Provision for income taxes	4.5	2.1	-	8.6	(10.7)	4.5

Net income	$15.3	$ 5.3	$7.0	$ 24.1	($36.4)	$ 15.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE SIX MONTHS ENDED		AAG	ALL OTHER	CONS
JUNE 30, 2004	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$32.0	$ 24.1	$ 44.3	($68.4)	$ 32.0
Adjustments:
Cumulative effect of accounting change	2.2	-	2.2	(2.2)	2.2
Equity in net earnings of subsidiaries and affiliates	(28.2)	(40.0)	-	68.2	-
Increase in life, accident and health reserves	-	-	41.4	-	41.4
Benefits to annuity policyholders	-	-	146.0	-	146.0
Amortization of insurance acquisition costs	-	-	46.8	-	46.8
Depreciation and amortization	-	1.4	14.6	-	16.0
Realized gains on investments	(0.4)	-	(3.7)	-	(4.1)
Net trading portfolio activity	-	-	(58.9)	-	(58.9)
Increase in insurance acquisition costs	-	-	(63.6)	-	(63.6)
Increase in reinsurance recoverable	-	-	(28.6)	-	(28.6)
Decrease (increase) in other assets	(0.7)	(3.5)	0.3	-	(3.9)
Increase (decrease) in other liabilities	(3.2)	(0.5)	15.8	-	12.1
Increase (decrease) in payable to affiliates, net	2.3	(8.9)	9.0	-	2.4
Capital contribution from parent (to subsidiary)	(105.3)	105.3	-	-	-
Dividends from subsidiaries(to parent)	126.9	(87.4)	(39.5)	-	-
Other, net	(1.1)	1.0	2.5	2.4	4.8
	24.5	(8.5)	128.6	-	144.6

Cash Flows from Investing Activities:
Purchases of investments and other assets	(23.2)	-	(1,690.8)	28.5	(1,685.5)
Maturities and redemptions of fixed maturity investments	-	-	446.4	-	446.4
Sales of investments and other assets	1.0	-	1,231.0	(10.0)	1,222.0
Cash and short-term investments of acquired business	-	-	26.6	-	26.6
Decrease in policy loans	-	-	0.2	-	0.2
	(22.2)	-	13.4	18.5	9.7

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	340.3	-	340.3
Annuity surrenders, benefits and withdrawals	-	-	(353.9)	-	(353.9)
Net transfers to variable annuity assets	-	-	(3.8)	-	(3.8)
Additions to notes payable	-	83.5	-	-	83.5
Reductions of notes payable	(0.1)	-	-	-	(0.1)
Issuance of Common Stock	1.9	-	-	-	1.9
Retirement of Common Stock	(0.2)	-	-	-	(0.2)
Repurchase of Trust Preferred Securities	-	(75.0)	-	(18.5)	(93.5)
	1.6	8.5	(17.4)	(18.5)	(25.8)

Net increase in cash and short-term investments	3.9	-	124.6	-	128.5
Beginning cash and short-term investments	0.4	-	163.6	-	164.0

Ending cash and short-term investments	$ 4.3	$ -	$ 288.2	$ -	$ 292.5

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE SIX MONTHS ENDED		AAG	CONS	ALL OTHER	CONS
June 30, 2003	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$15.3	$ 5.3	$7.0	$ 24.1	($36.4)	$ 15.3
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(10.9)	(19.3)	-	-	30.2	-
Increase in life, accident and health reserves	-	-	-	48.0	-	48.0
Benefits to annuity policyholders	-	-	-	155.7	-	155.7
Amortization of insurance acquisition costs	-	-	-	44.9	-	44.9
Depreciation and amortization	-	2.6	-	7.4	-	10.0
Realized losses on investments	0.1	-	-	11.8	-	11.9
Increase in insurance acquisition costs	-	-	-	(82.2)	-	(82.2)
Increase in reinsurance recoverable	-	-	-	(35.2)	-	(35.2)
Decrease (increase) in other assets	4.8	(0.8)	-	7.1	-	11.1
Increase (decrease) in other liabilities	(4.1)	2.1	-	13.3	-	11.3
Increase in payable to affiliates, net	2.6	16.0	-	7.2	-	25.8
Capital contribution from parent (to subsidiary)	(35.1)	22.9	-	12.2	-	-
Dividends from subsidiaries (to parent)	24.3	(12.0)	-	(12.3)	-	-
Other, net	-	(0.2)	-	5.9	(0.8)	4.9
	(3.0)	16.6	7.0	207.9	(7.0)	221.5

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(2,334.6)	-	(2,334.6)
Maturities and redemptions of fixed maturity investments	-	-	-	635.3	-	635.3
Sales of investments and other assets	1.2	-	-	1,299.1	-	1,300.3
Decrease in policy loans	-	-	-	1.2	-	1.2
	1.2	-	-	(399.0)	-	(397.8)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	440.8	-	440.8
Annuity surrenders, benefits and withdrawals	-	-	-	(282.9)	-	(282.9)
Net transfers from variable annuity assets	-	-	-	6.7	-	6.7
Reductions of notes payable	(0.1)	(36.0)	-	-	-	(36.1)
Issuance of Common Stock	2.5	-	-	-	-	2.5
Retirement of Common Stock	(0.5)	-	-	-	-	(0.5)
Trust dividend requirements	-	-	(7.0)	-	7.0	-
Issuance of Trust Preferred Securities	-	19.4	-	-	-	19.4
	1.9	(16.6)	(7.0)	164.6	7.0	149.9

Net increase (decrease) in cash and short-term investments	0.1	-	-	(26.5)	-	(26.4)
Beginning cash and short-term investments	1.9	-	-	400.3	-	402.2

Ending cash and short-term investments	$ 2.0	$ -	$ -	$ 373.8	$ -	$ 375.8

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

Index to MD&A

Page			Page
Forward-Looking Statements	22	Results of Operations	29
Overview	23	General	29
Critical Accounting Policies	23	Income Items	30
Liquidity and Capital Resources	24	Expense Items	31
Ratios	24	Other Items	32
Sources and Uses of Funds	24	Proposed Accounting Standard	32
Independent Ratings	25
Investments	26

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

As a result of earnings and certain capital transactions over the last twelve months, GAFRI has significantly strengthened its capital and liquidity. Since year-end 2002, GAFRI's stockholders' equity (excluding unrealized gains on fixed maturity investments) has grown $155 million (22%) while debt has decreased $30 million (8%).

Acquisition

In May 2004, GAFRI acquired the fixed annuity block of business written by National Health Insurance Company in a reinsurance transaction. In the acquisition, GAFRI was paid a negative ceding commission of $38 million in addition to the reserves that were assumed.

Results of Operations

Through the operations of its insurance subsidiaries, GAFRI is engaged in the sale of retirement annuities and various forms of supplemental insurance products.

GAFRI's net income for the second quarter of 2004 was $15.0 million ($0.32 per diluted share) compared to $7.0 million ($0.16 per share) for the same period in 2003. Results for 2003 reflect an after-tax charge to earnings of $8.1 million ($0.19 per diluted share) related to the negative effect of lower interest rates on GAFRI's fixed annuity operations.

GAFRI's net income for the first six months of 2004 was $32.0 million ($0.68 per diluted share) compared to $15.3 million ($0.36 per diluted share) in the first six months of 2003. GAFRI's six month 2004 results reflect improved operating results in each of the Company's lines of business. These improvements were partially offset by higher interest expense. Results for 2004 also include a $2.2 million after-tax charge relating to the implementation of Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts."

GAFRI's 2004 earnings per share amounts reflect the greater number of shares outstanding as a result of the Company's common stock rights offering in September 2003.

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

Management believes that the establishment of insurance reserves, the determination of "other than temporary" impairments on investments, the recoverability and carrying value of unamortized insurance acquisition costs and environmental reserves of GAFRI's former manufacturing operations, are the areas where the degree of judgement required to determine amounts recorded in the financial statements make the accounting policies critical. For further discussion of these policies, see "Liquidity and Capital Resources - Investments" and in GAFRI's 2003 Form 10-K "Liquidity and Capital Resources - Uncertainties."

LIQUIDITY AND CAPITAL RESOURCES

Ratios  GAFRI's consolidated debt to capital ratio is shown below (dollars in millions). For purposes of this calculation, consolidated debt includes both notes payable and payable to subsidiary trusts; capital represents the sum of consolidated debt and stockholders' equity (excluding unrealized gains on fixed maturity securities).

	June 30,	December 31,
	2004	2003	2002
Consolidated Debt	$ 363	$ 369	$ 393
Stockholders' Equity	844	805	689
Total Capital	$1,207	$1,174	$1,082

Consolidated Debt to Capital	30%	31%	36%

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 2004, the capital ratio of GAFRI's principal insurance subsidiary was 6.3 times its authorized control level RBC.

Sources and Uses of Funds  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions from their directly-owned insurance subsidiaries, (Great American Life Insurance Company ("GALIC") and GA Life of Puerto Rico ("GAPR")), bank borrowings and cash and investments on hand.  Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC and GAPR in 2004 without prior regulatory approval is $56.5 million and $32.9 million, respectively. In the first six months of 2004, GALIC paid dividends of $38.0 million and GAPR paid a dividend of $1.5 million to GAFRI.

The Company has an unsecured credit agreement that matures on December 31, 2004. Amounts borrowed bear interest at floating rates based on prime or Eurodollar rates. Almost 75% of the combined net proceeds from a $60 million common stock rights offering in September 2003 and a $112.5 million issuance of 30-year senior debentures in November 2003 were used to repay borrowings under GAFRI's bank line. The remaining proceeds were used to increase insurance subsidiary capital and for general corporate purposes. GAFRI's credit agreement provides up to $155 million of availability; there were no borrowings outstanding under the line of credit at July 31, 2004. (See Note F)

In January 2004, GAFRI raised approximately $84 million through the issuance of 30-year senior debentures. The majority of the proceeds were used to retire higher costing trust preferred securities. Under a currently effective shelf registration, GAFRI can issue approximately $50 million in additional equity or debt securities. All debentures issued by GAFRI are rated investment grade by three nationally recognized rating agencies.

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

Following are the Company's ratings as of June 30, 2004:

Standard
	A.M. Best	Fitch	& Poor's
GALIC*	A (Excellent)	A+ (Strong)	A- (Strong)
AILIC	A (Excellent)	A+ (Strong)	A- (Strong)
Loyal	A (Excellent)	A+ (Strong)	Not rated
UTA	A- (Excellent)	Not rated	Not rated
GAPR	A (Excellent)	Not rated	Not rated

*GALIC is rated A3 (good financial security) by Moody's.

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

Investments  At June 30, 2004, GAFRI's investment portfolio contained $8.3 billion in "Fixed maturities" classified as available-for-sale, which are carried at market value with unrealized gains and losses reported as a separate component of stockholders' equity on an after-tax basis. At June 30, 2004, GAFRI had pretax net unrealized gains of $119 million on fixed maturities and $46 million on equity securities.

GAFRI invests primarily in fixed income investments which, including loans and short-term investments, comprised 98% of its investment portfolio at June 30, 2004. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At June 30, 2004, 94% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At June 30, 2004, GAFRI's mortgage-backed securities ("MBSs") portfolio represented approximately 30% of its investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. Due to the significant decline in the general level of interest rates, GAFRI has experienced an increase in the level of prepayments on its MBSs; these prepayments have not been reinvested at interest rates comparable to the rates earned on the prepaid MBSs. Partly as a result of this, the overall yield on GAFRI's fixed maturity portfolio dropped from 7.0% at January 1, 2003 to 6.2% at June 30, 2004.

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

Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at June 30, 2004, is shown in the following table (dollars in millions). Approximately $79 million of available-for-sale "Fixed Maturities" and $5 million of "Equity Securities" had no unrealized gains or losses at
June 30, 2004.

	Securities with Unrealized	Securities with Unrealized
	Gains	Losses
Available-for-sale Fixed Maturities
Market value of securities	$4,457	$3,729
Amortized cost of securities	$4,228	$3,839
Gross unrealized gain (loss)	$ 229	($ 110)
Market value as % of amortized cost	105%	97%
Number of security positions	1,159	373
Number individually exceeding $2 million gain or loss	4	3
Concentration of gains (losses) by type or industry
(exceeding 5% of unrealized):
Gas and electric services	$ 30.5	($ 7.9)
Banks, savings and credit institutions	28.6	(9.3)
Mortgage-backed securities	23.0	(58.0)
Asset-backed securities	12.3	(1.4)
U.S. government and government agencies	11.8	(5.3)
Percentage rated investment grade	92%	97%

Equity Securities
Market value of securities	$ 103	$ 16
Cost of securities	$ 56	$ 17
Gross unrealized gain (loss)	$ 47	($ 1)
Market value as % of cost	184%	94%

GAFRI's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents the vast majority of the $47 million in gross unrealized gains on equity securities at June 30, 2004. The merger between Provident and National City Corporation was completed on July 1, 2004. As a result of the merger, GAFRI received approximately 1.7 million shares of National City common and common equivalent shares and will record a third quarter pretax realized gain of approximately $40 million.

The table below sets forth the scheduled maturities of GAFRI's available-for-sale fixed maturity securities at June 30, 2004, based on their market values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	4%	-%
After one year through five years	26	4
After five years through ten years	39	31
After ten years	14	16
	83	51
Mortgage-backed securities	17	49
	100%	100%

*Excludes $79 million of fixed maturities with no unrealized gains or losses.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

GAFRI realized aggregate losses of $1.6 million during the first six months of 2004 on $9.8 million in sales of fixed maturity securities (2 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2003. Market values of both of the issues increased an aggregate of $1.2 million from December 31 to date of sale.

Although GAFRI had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio. None of the securities were sold out of a necessity to raise cash. GAFRI has the ability and intent to hold securities with unrealized losses at June 30, 2004, for a period of time sufficient to allow for a recovery in market value.

The table below (dollars in millions) summarizes the unrealized gains and losses on all securities by dollar amount.
	Aggregate Market Value	Aggregate Unrealized Gain (Loss)	Market Value as % of Cost Basis
Fixed Maturities at June 30, 2004

Securities with unrealized gains:
Exceeding $500,000 (132 issues):	$1,250	$113	109.9%
Less than $500,000 (1,027 issues):	3,207	116	103.8%
	$4,457	$229	105.4%

Securities with unrealized losses:
Exceeding $500,000 (70 issues):	$1,533	($ 66)	95.9%
Less than $500,000 (303 issues):	2,196	(44)	98.0%
	$3,729	($110)	97.1%

Equity Securities at June 30, 2004

Securities with unrealized gains:
Exceeding $500,000 (2 issues):	$ 66	$44	300.0%
Less than $500,000 (27 issues):	37	3	108.8%
	$103	$47	183.9%

Securities with unrealized losses:
Exceeding $500,000 (0 issues):	$ -	$ -	-
Less than $500,000 (6 issues):	16	(1)	94.1%
	$16	($ 1)	94.1%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The following table (dollars in millions) summarizes the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.
	Aggregate Market Value	Aggregate Unrealized Gain(Loss)	Market Value as % of Cost Basis

Fixed Maturities with Unrealized
Losses at June 30, 2004

Investment grade with losses for:
One year or less (325 issues)	$3,554	($100)	97.3%
Greater than one year (13 issues)	58	(5)	92.1%
	$3,612	($105)	97.2%

Non-investment grade with losses for:
One year or less (21 issues)	$ 85	($ 2)	97.7%
Greater than one year (14 issues)	32	(3)	91.4%
	$ 117	($ 5)	95.9%

Equity Securities with Unrealized
Losses at June 30, 2004

One year or less (6 issues)	$ 16	($ 1)	94.1%
Greater than one year (0 issues)	-	-	-
	$ 16	($ 1)	94.1%

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

Operating earnings before income taxes increased $12.6 million and $29.3 million in the second quarter and first six months of 2004 compared to the same periods in 2003. The increase in operating earnings for both periods of 2004 reflects primarily a

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

second quarter 2003 pretax charge to earnings of $12.5 million related to the negative effect of lower interest rates on GAFRI's fixed annuity operations. The increase in operating earnings in 2004 also reflects lower provisions for impairments on investments in each period of 2004 compared to the same periods in 2003.

Retirement Products  The following table summarizes GAFRI's premiums for its retirement annuities (in millions).

Three months ended			Six months ended
June 30,			June 30,
	2004	2003	2004	2003
Annuity Premiums
Single premium fixed rate annuities	$129	$166	$233	$328
Flexible premium fixed rate annuities	50	49	95	94
Single premium variable annuities	8	15	17	25
Flexible premium variable annuities	18	19	37	40
	$205	$249	$382	$487

Fixed annuity sales decreased in the second quarter and first six months of 2004 compared to the same periods in the prior year as the Company continues to maintain discipline in setting its commission and interest rates, resulting in slowed sales of single premium annuities. The decrease in sales of variable annuities reflects the Company's decision to offer products with limited features.

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

Three months ended			Six months ended
June 30,			June 30,
Premiums	2004	2003	2004	2003
Supplemental insurance products	$60	$57	$122	$109
GA Life of Puerto Rico	18	17	35	33
Life products	10	9	21	21
	$88	$83	$178	$163
Benefits
Supplemental insurance products	$47	$41	$ 94	$ 84
GA Life of Puerto Rico	9	8	18	17
Life products	10	10	23	21
	$66	$59	$135	$122

The increase in premiums and benefits for the supplemental insurance products represents the addition of new distribution sources in 2003.

Beginning in the second quarter of 2004, GALIC's life division stopped issuing life insurance policies due to inadequate volume and returns. GAFRI will continue to service and accept renewal premiums on its in-force block of these policies. The Company will also continue to sell life products through its supplemental insurance operations and GA Life of Puerto Rico.

Net Investment Income  Net investment income increased $5.9 million (5%) and $3.7 million (1%) in the second quarter and first six months of 2004, respectively, compared to the same periods of 2003. An increase in average invested assets of approximately $700 million (9%) was partially offset by a lower yield on GAFRI's investment portfolio. The yield on GAFRI's fixed maturity portfolio was approximately 6.2% at June 30, 2004 compared to approximately 7.0% at January 1, 2003. See "Management's Discussion and Analysis - Investments."

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Realized Gains (Losses) on Investments and Retirement of Subsidiary Trust Debt  Realized gains (losses) on investments included provisions for other than temporary impairment on securities still held as follows: second quarter of 2004 and 2003 - $5.4 million and $10.8 million; six months of 2004 and 2003 - $8.0 million and $33.9 million, respectively. Impairment charges in the first six months of 2003 reflected primarily the downturn in the airline industry and writedowns of certain asset-backed securities.

Loss on retirement of subsidiary trust debt reflects pretax losses on repurchases of $27.2 million principal amount of the Company's 8-7/8% trust preferred securities in the first quarter of 2004.

Other Income  Other income increased $6.3 million (30%) and $7.3 million (19%) in the second quarter and first six months of 2004 compared to the same periods in 2003 due primarily to (i) increased surrender fee income on GAFRI's fixed annuity operations (including the National Health block acquired in May 2004); (ii) higher fees earned on GAFRI's variable annuity business due to higher average variable annuity asset balances; (iii) increased life policy charges and (iv) increased real estate revenues.

Real Estate Operations  GAFRI is engaged in a variety of real estate operations including hotels and marinas. Revenues and expenses of these operations are included in GAFRI's Consolidated Income Statement as shown below (in millions).

Three months ended			Six months ended
June 30,			June 30,
	2004	2003	2004	2003
Other income	$11.8	$10.0	$17.9	$16.5
Other expenses	10.2	8.7	17.5	15.8

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

Annuity benefits in the second quarter and first six months of 2004 compared to the same periods in 2003 reflect lower average crediting rates offset by higher annuity balances. Annuity benefits in 2003 include a second quarter charge of $6.2 million related to the effect of lower investment yields.

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

Included in the second quarter and first six months of 2003 is a DPAC write-off of $6.3 million related to the negative effect of lower interest rates on GAFRI's fixed annuity operations. Excluding the write-off, insurance acquisition expenses increased $5.7 million (21%) and $9.5 million (18%) in the second quarter and first six months of 2004 compared to the same 2003 periods. These increases relate primarily to higher average balances of unamortized insurance acquisition costs.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to write-offs of DPAC in the future.

Interest on Subsidiary Trust Obligations  The decrease in interest on subsidiary trust obligations in the second quarter and first six months of 2004 compared to the same periods in 2003 reflects the Company's March 2004 redemption of its 9-1/4% TOPrS and the first quarter 2004 repurchases of $27.2 million principal amount of its 8-7/8% preferred securities.

Other Interest and Debt Expenses  The increase in other interest and debt expenses in the second quarter and first six months of 2004 compared to the same periods in 2003 reflects the first quarter 2004 issuance of 7-1/4% Senior Debentures and the paydown of lower interest rate bank debt with proceeds from a 7-1/2% Senior Debenture offering in the fourth quarter of 2003.

Other Expenses  Other expenses increased $3.6 million (9%) and $2.9 million (4%) in the second quarter and first six months of 2004 compared to the same periods in 2003 due primarily to an increase in expenses from real estate operations.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Item 3

Quantitative and Qualitative Disclosure of Market Risk

Debt Securities  In January 2004, GAFRI issued Senior Debentures due in 2034 and redeemed all of its outstanding TOPrS and a portion of its 8-7/8% trust preferred securities. See Notes F and G for further discussion. In addition, in 2004 GAFRI entered into interest rate swaps which effectively convert $100 million of its senior notes into floating rate debt.

As of June 30, 2004, there were no other material changes to the information provided in GAFRI's Form 10-K for 2003 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

PART II

OTHER INFORMATION

Item 2

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

GAFRI made the following purchases of its $1 par value common stock during the second quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

2004
April	-	-	-	-

May	10,600	$14.80	10,600	288,374

June	-	-	-	-

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Item 4

Submission of Matters to a Vote of Security Holders

The Registrant's Annual Stockholders' Meeting was held May 18, 2004. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. All of the nominees for director proposed by the Registrant were elected to the Board of Directors.

The votes cast for, against, and the number withheld as to the matter voted on at the 2004 Annual Meeting is set forth below:

	For	Withheld
Election of Directors:
Carl H. Lindner	44,978,852	1,459,774
S. Craig Lindner	44,977,565	1,461,061
Robert A. Adams	44,965,984	1,472,642
Ronald G. Joseph	45,200,363	1,238,263
John T. Lawrence III	45,205,928	1,232,698
William R. Martin	46,212,182	226,444
Charles R. Scheper	44,982,553	1,456,073

Item 6

Exhibits and Reports on Form 8-K

  Exhibits:

Number	Exhibit Description

31(a)	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K:

Date of Report	Items Reported

April 26, 2004	First Quarter 2004 Earnings Release

May 19,2004	Acquisition of National Health Block of Business

July 28, 2004	Second Quarter 2004 Earnings Release

GREAT AMERICAN FINANCIAL RESOURCES, INC.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
GREAT AMERICAN FINANCIAL RESOURCES, INC.

August 5, 2004	BY:/s/Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer