Form 10-Q
period 2004-09-30
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2004-11-08
CIK 894651

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2004	Commission File No. 1-11632

GREAT AMERICAN FINANCIAL RESOURCES, INC.
Incorporated under	IRS Employer I.D.
the Laws of Delaware	No. 06-1356581

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

As of November 1, 2004, there were 47,055,804 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

TABLE OF CONTENTS

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

FINANCIAL INFORMATION

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	September 30,	December 31,
	2004	2003
Assets
Investments:
Fixed maturities:
Available-for-sale - at market
(amortized cost - $8,304.5 and $7,568.3)	$ 8,630.9	$ 7,845.2
Trading securities - at market	282.9	195.4
Equity securities - at market
(cost - $150.0 and $45.9)	167.1	83.4
Mortgage loans on real estate	22.6	15.8
Real estate	107.8	79.4
Policy loans	248.7	215.6
Short-term investments	162.3	143.4
Total investments	9,622.3	8,578.2

Cash	28.0	20.6
Accrued investment income	114.8	100.5
Unamortized insurance acquisition costs, net	698.8	614.2
Reinsurance recoverable	326.3	206.6
Other assets	102.2	105.8
Variable annuity assets (separate accounts)	569.2	568.4

	$11,461.6	$10,194.3

Liabilities and Capital
Annuity benefits accumulated	$ 8,015.5	$ 6,974.6
Life, accident and health reserves	1,064.8	1,018.9
Notes payable	300.1	214.0
Payable to subsidiary trusts (issuers of preferred
securities)	62.8	155.0
Payable to affiliates, net	115.1	94.2
Deferred taxes on unrealized gains	90.0	84.2
Accounts payable, accrued expenses and other
liabilities	209.7	142.5
Variable annuity liabilities (separate accounts)	569.2	568.4
Total liabilities	10,427.2	9,251.8

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-47,054,564 and 46,978,151 shares outstanding	47.1	47.0
Capital surplus	407.0	406.0
Retained earnings	406.2	326.9
Unrealized gains on marketable securities, net	174.1	162.6
Total stockholders' equity	1,034.4	942.5

	$11,461.6	$10,194.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

Three months ended September 30,			Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Life, accident and health premiums	$ 86.0	$ 83.9	$263.8	$246.6
Net investment income	135.4	127.1	394.2	382.2
Realized gains (losses) on:
Investments	44.3	0.7	48.4	(11.2)
Goodwill impairment	(4.0)	-	(4.0)	-
Retirement of subsidiary trust debt	-	-	(1.3)	-
Other income	34.8	26.9	80.8	65.6
	296.5	238.6	781.9	683.2
Costs and Expenses:
Annuity benefits	82.5	71.5	228.5	227.2
Life, accident and health benefits	63.9	63.0	199.2	185.4
Insurance acquisition expenses	29.5	27.4	92.3	87.0
Interest on subsidiary trust obligations	1.3	3.2	5.4	9.7
Other interest and debt expenses	5.1	3.0	15.2	8.5
Other expenses	44.0	41.2	122.0	116.3
	226.3	209.3	662.6	634.1

Operating earnings before income taxes	70.2	29.3	119.3	49.1
Provision for income taxes	22.9	9.4	37.8	13.9

Income before accounting change	47.3	19.9	81.5	35.2
Cumulative effect of accounting change, net of tax	-	-	(2.2)	-

Net Income	$ 47.3	$ 19.9	$ 79.3	$ 35.2

Basic earnings per common share:
Income before accounting change	$ 1.00	$ 0.46	$ 1.73	$ 0.82
Accounting change	-	-	(0.05)	-
Net income	$ 1.00	$ 0.46	$ 1.68	$ 0.82

Diluted earnings per common share:
Income before accounting change	$ 1.00	$ 0.46	$ 1.72	$ 0.82
Accounting change	-	-	(0.04)	-
Net income	$ 1.00	$ 0.46	$ 1.68	$ 0.82

Average number of common shares:
Basic	47.1	43.0	47.1	42.7
Diluted	47.2	43.0	47.3	42.7

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)
	Nine months ended
	September 30,
	2004	2003
Common Stock:
Balance at beginning of period	$ 47.0	$ 42.4
Common Stock issued	0.1	4.5
Balance at end of period	$ 47.1	$ 46.9

Capital Surplus:
Balance at beginning of period	$406.0	$347.6
Common Stock issued	1.8	58.2
Common Stock retired	(0.8)	(0.5)
Balance at end of period	$407.0	$405.3

Retained Earnings:
Balance at beginning of period	$326.9	$281.9
Net income	79.3	35.2
Balance at end of period	$406.2	$317.1

Unrealized Gains, Net:
Balance at beginning of period	$162.6	$180.0
Change during period	11.5	31.2
Balance at end of period	$174.1	$211.2

Comprehensive Income
Net income	$ 79.3	$ 35.2
Other comprehensive income - change in net
unrealized gains	11.5	31.2
Comprehensive income	$ 90.8	$ 66.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)
	Nine months ended
	September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$ 79.3	$ 35.2
Adjustments:
Cumulative effect of accounting change	2.2	-
Increase in life, accident and health reserves	48.0	62.5
Benefits to annuity policyholders	228.5	227.2
Amortization of insurance acquisition costs	68.1	65.7
Depreciation and amortization	19.8	14.6
Realized (gains) losses on investments	(48.4)	11.2
Net trading portfolio activity	(86.0)	0.8
Increase in insurance acquisition costs	(95.0)	(118.8)
Increase in reinsurance recoverable	(19.6)	(33.5)
Decrease (increase) in other assets	(2.1)	19.7
Increase (decrease) in other liabilities	8.1	(10.9)
Increase in payable to affiliates, net	20.2	33.0
Other, net	9.1	9.6
	232.2	316.3

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(2,078.0)	(4,059.4)
Equity securities	(62.3)	(12.1)
Real estate, mortgage loans and other assets	(40.8)	(6.9)
Maturities and redemptions of fixed maturity investments	621.4	952.7
Sales of:
Fixed maturity investments	1,339.2	2,686.9
Equity securities	7.2	19.5
Real estate, mortgage loans and other assets	0.7	3.2
Cash and short-term investments of acquired (former) businesses, net	26.6	-
Increase in policy loans	(2.5)	(0.4)
	(188.5)	(416.5)

Cash Flows from Financing Activities:
Fixed annuity receipts	524.0	592.8
Annuity surrenders, benefits and withdrawals	(534.3)	(417.6)
Net transfers from variable annuity assets	2.0	4.1
Additions to notes payable	83.5	8.0
Reductions of notes payable	(0.2)	(66.2)
Issuance of Common Stock	1.9	62.7
Retirement of Common Stock	(0.8)	(0.5)
Issuance of Trust Preferred Securities	-	19.4
Repurchase of Trust Preferred Securities	(93.5)	-
	(17.4)	202.7

Net Increase in cash and short-term investments	26.3	102.5
Beginning cash and short-term investments	164.0	402.2
Ending cash and short-term investments	$ 190.3	$ 504.7

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

American Financial Group, Inc. ("AFG") and its subsidiaries owned 82% of GAFRI's Common Stock at November 1, 2004.
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

GAFRI's insurance subsidiaries cede life insurance policies to a third party on a funds withheld basis whereby GAFRI retains the assets (securities) associated with the reinsurance contracts. Interest is credited to the reinsurer based on the actual investment performance (including realized gains and losses) of the retained assets. Effective October 1, 2003, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133 Implementation Issue B36 ("B36"), "Embedded Derivatives in Reinsurance Contracts." Under B36, these reinsurance contracts are considered to contain embedded derivatives (that must be marked to market) because the yield on the payables is based on specific blocks of the ceding companies' assets, rather than the overall creditworthiness of the ceding company. GAFRI determined that the change in the fair value of the underlying portfolios of fixed maturity securities is an appropriate measure of the value of the embedded derivative. As permitted under B36, the Company reclassified the securities related to these transactions from "available-for-sale" to "trading." The mark to market on the embedded derivatives offsets the investment income recorded on the mark to market of the related trading portfolios.

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

Stock-Based Compensation  As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," GAFRI accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under GAFRI's employee and director stock option plans, options are granted at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants. In March 2004, the FASB issued a proposal that would require GAFRI to recognize the fair value of employee stock options as compensation expense beginning in 2005. In October 2004, the FASB deferred the effective date of its proposed standard to periods beginning after June 15, 2005.

The following table illustrates the effect on net income (in millions) and earnings per share had compensation cost been recognized and determined based on the fair values at grant dates consistent with the method prescribed by SFAS No. 123.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For SFAS No. 123 purposes, the "fair value" of $4.58 per option granted in the first nine months of 2004 and $4.63 for the first nine months of 2003 was calculated using the Black-Scholes option pricing model and the following assumptions for both periods: expected dividend yield of less than 1%; expected volatility of 20%; risk-free interest rate of 3%; and expected option life of 7.5 years. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value."

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$47.3	$19.9	$79.3	$35.2
Pro forma stock option expense, net of tax	(0.5)	(0.4)	(1.3)	(1.2)

Adjusted net income	$46.8	$19.5	$78.0	$34.0

Earnings per share (as reported):
Basic	$1.00	$0.46	$1.68	$0.82
Diluted	$1.00	$0.46	$1.68	$0.82

Earnings per share (adjusted):
Basic	$0.99	$0.45	$1.66	$0.80
Diluted	$0.99	$0.45	$1.65	$0.80

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

Earnings Per Share  Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options (in millions): third quarter and first nine months of 2004 - 0.1 million shares and 0.2 million shares, respectively.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

C. Acquisition

On May 17, 2004, GAFRI acquired the fixed annuity block of National Health Insurance Company ("NHIC"). As of September 30, 2004 the block consisted of approximately 32,000 policies with GAAP reserves of approximately $730 million.

D. Segments of Operations

GAFRI's life and annuity operations include fixed and variable annuity products and traditional life insurance products.  GAFRI's annuity products are sold through managing general agents and independent agents to employees of primary and secondary educational institutions, hospitals and in the non-qualified market.  Traditional term and universal life insurance products had been marketed through national marketing organizations. In the second quarter of 2004, GAFRI suspended new sales of these life insurance products due to inadequate volume and returns. The Company will continue to service its in-force block of these policies. The Company will also continue to sell life products through its supplemental insurance operations and GA Life of Puerto Rico (see below).

GAFRI's supplemental insurance businesses (United Teacher Associates Insurance Company ("UTA") and Loyal American Life Insurance Company) offer a variety of limited benefit policies to supplement primary health insurance and other insurance coverage. UTA offers its products through independent agents.

GA Life of Puerto Rico ("GAPR") sells in-home life and supplemental health products through a network of company-employed agents.  Sales in Puerto Rico accounted for approximately 20% of GAFRI's life, accident and health premiums in the first nine months of 2004 and 2003, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Corporate and other consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company). The following table shows GAFRI's revenues and operating profit by significant business segment (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Life and annuity products	$164.3	$150.7	$458.7	$435.1
Supplemental insurance products	70.4	67.1	215.2	196.8
GA Life of Puerto Rico	20.4	19.3	60.8	57.2
Corporate and other	1.1	0.8	4.1	5.3
Total operating revenues	256.2	237.9	738.8	694.4

Realized gains (losses), including goodwill impairment	40.3	0.7	43.1	(11.2)
Total revenues per income statement	$296.5	$238.6	$781.9	$683.2

Operating profit - pretax
Life and annuity products	$ 26.1	$ 28.7	$ 71.7	$ 57.6
Supplemental insurance products	7.1	5.7	19.3	16.8
GA Life of Puerto Rico	5.5	3.0	11.9	9.0
Corporate and other	(8.8)	(8.8)	(26.7)	(23.1)
Pretax earnings from operations	29.9	28.6	76.2	60.3

Realized gains (losses), including goodwill impairment	40.3	0.7	43.1	(11.2)
Total pretax income per income statement	$ 70.2	$ 29.3	$119.3	$ 49.1

E. Goodwill

Goodwill represents the excess of cost of subsidiaries over GAFRI's equity in their underlying net assets and is included in "Other assets." During the third quarter of 2004, GAFRI recorded a goodwill impairment charge of $4.0 million related to a wholly-owned insurance agency subsidiary in the life and annuity segment. A review for impairment was prompted by a decrease in estimated future earnings from this agency based on a reduction in forecasted revenues. Fair value of the agency was estimated using the present vale of expected future cash flows. After the write-down, goodwill on all segments at September 30, 2004, was $14.0 million.

F. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	September 30,	December 31,
	2004	2003

Deferred policy acquisition costs ("DPAC")	$816.7	$738.7
Unrealized DPAC adjustment*	(68.3)	(58.7)
Present value of future profits acquired ("PVFP")	70.5	57.9
Unearned revenues	(120.1)	(123.7)
	$698.8	$614.2

   *Reflects the change in DPAC assuming the unrealized gains on securities had actually been realized. (See Note B)

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Included in DPAC at September 30, 2004, are unamortized sales inducements of $60.8 million. As a result of adopting SOP 03-1, unamortized insurance acquisition costs increased by $50 million due to required balance sheet reclassifications. Included in PVFP at September 30, 2004 is a preliminary estimate of $12.1 million relating to the May 2004 acquisition of the fixed annuity business of NHIC. The PVFP amounts in the table above are net of $71.0 million and $65.8 million of accumulated amortization at September 30, 2004 and December 31, 2003, respectively. Amortization of the PVFP was $1.7 million in the third quarter of 2004 and $5.2 million in the first nine months of 2004 compared to $1.9 million in the third quarter of 2003 and $6.2 million in the first nine months of 2003. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 14% of the balance at the beginning of each respective year.

G. Notes Payable

Notes payable consisted of the following (in millions):

	September 30,	December 31,
	2004	2003

Direct obligations of GAFRI	$ 1.3	$ 1.5
Obligations of AAG Holding (guaranteed by GAFRI):
6-7/8% Senior Notes due 2008	100.0	100.0
7-1/2% Senior Debentures due 2033	112.5	112.5
7-1/4% Senior Debentures due 2034	86.3	-
Total	$300.1	$214.0

In August 2004, AAG Holding replaced its existing bank credit agreement with a $150 million, unsecured, four-year credit facility. Loans under this agreement will mature on August 28, 2008, (or February 26, 2008, if the Company's senior notes have not been effectively retired). At September 30, 2004, there were no borrowings outstanding under the agreement. Amounts borrowed will bear interest at rates ranging from 1% to 2% over LIBOR based on GAFRI's credit rating.

In the first quarter of 2004, the Company issued $86.3 million principal amount of 7-1/4%, 30 year Senior Debentures, using the proceeds to redeem its 9-1/4% trust preferred securities at face value and to repurchase a portion of its outstanding 8-7/8% preferred securities. (See Note G)

GAFRI has entered into interest rate swaps, which effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9%.

At September 30, 2004, scheduled principal payments on debt for the remainder of 2004 and the subsequent five years were as follows (in millions):

2004	2005	2006	2007	2008	2009
$0.1	$0.2	$0.2	$0.1	$100.1	$0.1

H. Payable to Subsidiary Trusts (Issuers of Preferred Securities)

Wholly-owned subsidiary trusts of GAFRI have issued preferred securities and, in turn, purchased from their parent company a like amount of subordinated debt that provides interest and principal payments to fund the trusts' obligations. The preferred securities are mandatorily redeemable upon maturity or redemption of the subordinated debt.  GAFRI effectively provides an unconditional guarantee of the trusts' obligations.

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

Date of		Amount Outstanding		Optional
Issuance	Issue (Maturity Date)	9/30/04	12/31/03	Redemption Dates
November 1996	9-1/4% TOPrS (2026)	-	$65,012,500	Redeemed in March 2004
March 1997	8-7/8% Pfd (2027)	$42,800,000	70,000,000	On or after 3/1/2007
May 2003	7.35% Pfd (2033)	20,000,000	20,000,000	On or after 5/15/2008

In the first quarter of 2004, GAFRI redeemed all of its 9-1/4% trust preferred securities at face value and repurchased $27.2 million principal amount of its 8-7/8% preferred securities for $28.5 million in cash, recognizing a pretax charge of $1.3 million.

I. Stockholders' Equity

At September 30, 2004, there were 5.9 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans for employees and directors. As of that date, options for 3.5 million shares were outstanding. Under these plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

The change in net unrealized gains on marketable securities for the nine months ended September 30 included the following (in millions):

	2004			2003
	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains on securities arising during the period	$64.4	($22.2)	$42.2	$ 36.4	($12.5)	$23.9
Realized (gains) losses on securities	(47.1)	16.4	(30.7)	11.4	(4.1)	7.3
Change in net unrealized gains on marketable securities	$17.3	($ 5.8)	$11.5	$ 47.8	($16.6)	$31.2

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

K. Additional Information

Statutory Information  Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	September 30,	December 31,
	2004	2003
Capital and surplus	$560.8	$515.4
Asset valuation reserve	60.6	52.5
Interest maintenance reserve	20.1	21.5

Nine months ended September 30,
	2004	2003
Pretax income from operations	$63.6	$51.9
Net income	51.2	19.6

Dividends that can be paid by GAFRI's insurance subsidiaries without prior approval of regulatory authorities are subject to restrictions relating to capital and surplus and statutory net income. Based on these restrictions at December 31, 2003, GALIC and GAPR may pay $56.5 million and $32.9 million, respectively, in dividends in 2004 without prior approval. In the first nine months of 2004, GALIC paid dividends of $53.0 million and GAPR paid a dividend of $1.5 million to GAFRI. A portion of dividends from GAPR may be subject to federal income taxes.

For statutory purposes, the acquisition of the fixed annuity block of business of NHIC was recorded on April 1, 2004 as a reinsurance transaction under which NHIC paid GAFRI a negative ceding commission of $38 million to assume the block of business.

Variable Annuities  At September 30, 2004 and December 31, 2003, the aggregate guaranteed minimum death benefit value (assuming every policyholder died on those dates) exceeded the market value of the underlying variable annuities by $139 million and $142 million, respectively. Death benefits paid in excess of the variable annuity account balances were $0.9 million and $1.1 million for the first nine months of 2004 and 2003, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Condensed Consolidating Information GAFRI has guaranteed all of the outstanding debt of AAG Holding. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	ALL OTHER	CONS
SEPTEMBER 30, 2004	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 16.0	$ -	$ 9,634.3	$ -	$ 9,650.3
Investment in subsidiaries	967.0	1,311.5	10.9	(2,289.4)	-
Notes receivable from AAG Holding	104.4	-	-	(104.4)	-
Unamortized insurance acquisition costs, net	-	-	698.8	-	698.8
Other assets	20.2	8.7	470.5	43.9	543.3
Variable annuity assets (separate accounts)	-	-	569.2	-	569.2
	$1,107.6	$1,320.2	$11,383.7	($2,349.9)	$11,461.6

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ 9,085.8	($ 5.5)	$ 9,080.3
Notes payable to GAFRI	-	102.4	1.9	(104.3)	-
Other notes payable	1.3	298.8	-	-	300.1
Payable to subsidiary trusts	-	97.9	-	(35.1)	62.8
Other liabilities	71.9	12.2	331.4	(0.7)	414.8
Variable annuity liabilities (separate accounts)	-	-	569.2	-	569.2
	73.2	511.3	9,988.3	(145.6)	10,427.2

Total stockholders' equity	1,034.4	808.9	1,395.4	(2,204.3)	1,034.4
	$1,107.6	$1,320.2	$11,383.7	($2,349.9)	$11,461.6

DECEMBER 31, 2003

Assets
Cash and investments	$ 0.7	$ -	$ 8,599.3	($ 1.2)	$ 8,598.8
Investment in subsidiaries	893.7	1,273.1	15.1	(2,181.9)	-
Notes receivable from AAG Holding	102.8	-	-	(102.8)	-
Unamortized insurance acquisition costs, net	-	-	614.2	-	614.2
Other assets	19.5	4.8	346.6	42.0	412.9
Variable annuity assets (separate accounts)	-	-	568.4	-	568.4
	$1,016.7	$1,277.9	$10,143.6	($2,243.9)	$10,194.3

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ 7,999.2	($ 5.7)	$ 7,993.5
Notes payable to GAFRI	-	102.4	0.4	(102.8)	-
Other notes payable	1.5	212.5	-	-	214.0
Payable to subsidiary trusts	-	175.3	-	(20.3)	155.0
Other liabilities	72.7	18.3	232.7	(2.8)	320.9
Variable annuity liabilities (separate accounts)	-	-	568.4	-	568.4
	74.2	508.5	8,800.7	(131.6)	9,251.8

Total stockholders' equity	942.5	769.4	1,342.9	(2,112.3)	942.5
	$1,016.7	$1,277.9	$10,143.6	($2,243.9)	$10,194.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
SEPTEMBER 30, 2004	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ 86.0	$ -	$ 86.0
Net investment income and other revenue	7.3	-	206.1	(2.9)	210.5
Equity in earnings of subsidiaries	65.3	70.8	-	(136.1)	-
	72.6	70.8	292.1	(139.0)	296.5

Costs and Expenses:
Insurance benefits and expenses	-	-	175.9	-	175.9
Interest and debt expenses	-	9.6	-	(3.2)	6.4
Other expenses	2.4	1.7	39.9	-	44.0
	2.4	11.3	215.8	(3.2)	226.3

Earnings before income taxes	70.2	59.5	76.3	(135.8)	70.2
Provision for income taxes	22.9	21.0	24.9	(45.9)	22.9

Net income	$47.3	$38.5	$ 51.4	($ 89.9)	$ 47.3

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2004

Revenues:
Life, accident and health premiums	$ -	$ -	$263.8	$ -	$263.8
Net investment income and other revenue	17.7	-	509.9	(9.5)	518.1
Equity in earnings of subsidiaries	108.5	131.2	-	(239.7)	-
	126.2	131.2	773.7	(249.2)	781.9

Costs and Expenses:
Insurance benefits and expenses	-	-	520.0	-	520.0
Interest and debt expenses	0.1	30.0	-	(9.5)	20.6
Other expenses	6.8	5.1	110.1	-	122.0
	6.9	35.1	630.1	(9.5)	662.6

Earnings before income taxes	119.3	96.1	143.6	(239.7)	119.3
Provision for income taxes	37.8	33.5	45.7	(79.2)	37.8

Income before accounting change	81.5	62.6	97.9	(160.5)	81.5

Accounting change, net	(2.2)	-	(2.2)	2.2	(2.2)

Net income	$ 79.3	$ 62.6	$ 95.7	($158.3)	$ 79.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	CONS	ALL OTHER	CONS
SEPTEMBER 30, 2003	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 83.9	$ -	$ 83.9
Net investment income and other revenue	4.5	-	-	152.6	(2.4)	154.7
Interest income on AAG Holding notes	-	-	3.5	-	(3.5)	-
Equity in earnings of subsidiaries	27.1	35.0	-	-	(62.1)	-
	31.6	35.0	3.5	236.5	(68.0)	238.6

Costs and Expenses:
Insurance benefits and expenses	-	-	-	161.9	-	161.9
Interest expense (consolidated trusts)	-	3.5	-	-	(3.5)	-
Other interest and debt expenses	-	5.4	-	-	0.8	6.2
Other expenses	2.3	1.9	-	37.1	(0.1)	41.2
	2.3	10.8	-	199.0	(2.8)	209.3

Earnings before income taxes	29.3	24.2	3.5	37.5	(65.2)	29.3
Provision for income taxes	9.4	8.4	-	12.1	(20.5)	9.4

Net income	$19.9	$15.8	$3.5	$ 25.4	($44.7)	$ 19.9

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2003

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$246.6	$ -	$246.6
Net investment income and other revenue	15.0	-	-	429.9	(8.3)	436.6
Interest income on AAG Holding notes	-	-	10.5	-	(10.5)	-
Equity in earnings of subsidiaries	40.1	63.1	-	-	(103.2)	-
	55.1	63.1	10.5	676.5	(122.0)	683.2

Costs and Expenses:
Insurance benefits and expenses	-	-	-	499.6	-	499.6
Interest expense (consolidated trusts)	-	10.5	-	-	(10.5)	-
Other interest and debt expenses	0.1	15.6	-	-	2.5	18.2
Other expenses	5.9	5.4	-	106.7	(1.7)	116.3
	6.0	31.5	-	606.3	(9.7)	634.1

Earnings before income taxes	49.1	31.6	10.5	70.2	(112.3)	49.1
Provision for income taxes	13.9	10.5	-	20.7	(31.2)	13.9

Net income	$35.2	$21.1	$10.5	$ 49.5	($ 81.1)	$ 35.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE NINE MONTHS ENDED		AAG	ALL OTHER	CONS
SEPTEMBER 30, 2004	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$ 79.3	$ 62.6	$ 95.7	($158.3)	$ 79.3
Adjustments:
Cumulative effect of accounting change	2.2	-	2.2	(2.2)	2.2
Equity in net earnings of subsidiaries and affiliates	(72.3)	(86.0)	-	158.3	-
Increase in life, accident and health reserves	-	-	48.0	-	48.0
Benefits to annuity policyholders	-	-	228.5	-	228.5
Amortization of insurance acquisition costs	-	-	68.1	-	68.1
Depreciation and amortization	-	2.1	17.7	-	19.8
Realized gains on investments	(0.4)	-	(48.0)	-	(48.4)
Net trading portfolio activity	-	-	(86.0)	-	(86.0)
Increase in insurance acquisition costs	-	-	(95.0)	-	(95.0)
Increase in reinsurance recoverable	-	-	(19.6)	-	(19.6)
Decrease (increase) in other assets	(2.6)	(3.9)	4.4	-	(2.1)
Increase (decrease) in other liabilities	(4.9)	(1.4)	14.4	-	8.1
Increase (decrease) in payable to affiliates, net	4.1	(4.7)	20.8	-	20.2
Capital contribution from parent (to subsidiary)	(119.2)	119.2	-	-	-
Dividends from subsidiaries(to parent)	151.9	(97.4)	(54.5)	-	-
Other, net	(1.2)	1.0	7.1	2.2	9.1
	36.9	(8.5)	203.8	-	232.2

Cash Flows from Investing Activities:
Purchases of investments and other assets	(23.2)	-	(2,186.4)	28.5	(2,181.1)
Maturities and redemptions of fixed maturity investments	-	-	621.4	-	621.4
Sales of investments and other assets	1.0	-	1,356.1	(10.0)	1,347.1
Cash and short-term investments of acquired (former) businesses, net	-	-	26.6	-	26.6
Increase in policy loans	-	-	(2.5)	-	(2.5)
	(22.2)	-	(184.8)	18.5	(188.5)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	524.0	-	524.0
Annuity surrenders, benefits and withdrawals	-	-	(534.3)	-	(534.3)
Net transfers from variable annuity assets	-	-	2.0	-	2.0
Additions to notes payable	-	83.5	-	-	83.5
Reductions of notes payable	(0.2)	-	-	-	(0.2)
Issuance of Common Stock	1.9	-	-	-	1.9
Retirement of Common Stock	(0.8)	-	-	-	(0.8)
Repurchase of Trust Preferred Securities	-	(75.0)	-	(18.5)	(93.5)
	0.9	8.5	(8.3)	(18.5)	(17.4)

Net increase in cash and short-term investments	15.6	-	10.7	-	26.3
Beginning cash and short-term investments	0.4	-	163.6	-	164.0

Ending cash and short-term investments	$ 16.0	$ -	$ 174.3	$ -	$ 190.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE NINE MONTHS ENDED		AAG	CONS	ALL OTHER	CONS
SEPTEMBER 30, 2003	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$35.2	$21.1	$10.5	$ 49.5	($81.1)	$ 35.2
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(29.4)	(42.4)	-	-	71.8	-
Increase in life, accident and health reserves	-	-	-	62.5	-	62.5
Benefits to annuity policyholders	-	-	-	227.2	-	227.2
Amortization of insurance acquisition costs	-	-	-	65.7	-	65.7
Depreciation and amortization	-	2.6	-	12.0	-	14.6
Realized losses on investments	0.1	-	-	11.1	-	11.2
Net trading portfolio activity	-	-	-	0.8	-	0.8
Increase in insurance acquisition costs	-	-	-	(118.8)	-	(118.8)
Increase in reinsurance recoverable	-	-	-	(33.5)	-	(33.5)
Decrease in other assets	5.5	-	-	14.2	-	19.7
Decrease in other liabilities	(5.9)	-	-	(5.0)	-	(10.9)
Increase in payable to affiliates, net	3.4	-	-	29.6	-	33.0
Capital contribution from parent (to subsidiary)	(95.6)	58.4	-	37.2	-	-
Dividends from subsidiaries (to parent)	28.0	(15.7)	-	(12.3)	-	-
Other, net	0.1	14.6	-	(3.9)	(1.2)	9.6
	(58.6)	38.6	10.5	336.3	(10.5)	316.3

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(4,078.4)	-	(4,078.4)
Maturities and redemptions of fixed maturity investments	-	-	-	952.7	-	952.7
Sales of investments and other assets	1.2	-	-	2,708.4	-	2,709.6
Decrease in policy loans	-	-	-	(0.4)	-	(0.4)
	1.2	-	-	(417.7)	-	(416.5)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	592.8	-	592.8
Annuity surrenders, benefits and withdrawals	-	-	-	(417.6)	-	(417.6)
Net transfers from variable annuity assets	-	-	-	4.1	-	4.1
Additions to notes payable	-	8.0	-	-	-	8.0
Reductions of notes payable	(0.2)	(66.0)	-	-	-	(66.2)
Issuance of Common Stock	62.7	-	-	-	-	62.7
Retirement of Common Stock	(0.5)	-	-	-	-	(0.5)
Trust dividend requirements	-	-	(10.5)	-	10.5	-
Issuance of Trust Preferred Securities	-	19.4	-	-	-	19.4
	62.0	(38.6)	(10.5)	179.3	10.5	202.7

Net increase in cash and short-term investments	4.6	-	-	97.9	-	102.5
Beginning cash and short-term investments	1.9	-	-	400.3	-	402.2

Ending cash and short-term investments	$ 6.5	$ -	$ -	$ 498.2	$ -	$ 504.7

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

Index to MD&A

Page			Page
Forward-Looking Statements	22	Results of Operations	29
Overview	23	General	29
Critical Accounting Policies	23	Income Items	30
Liquidity and Capital Resources	24	Expense Items	32
Ratios	24	Other Items	33
Sources and Uses of Funds	24	Proposed Accounting Standard	33
Independent Ratings	25
Investments	26

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

As a result of earnings and certain capital transactions over the last twelve months, GAFRI has significantly strengthened its capital and liquidity. Since year-end 2002, GAFRI's stockholders' equity (excluding unrealized gains on fixed maturity investments) has grown more than $180 million (27%) while debt has decreased $30 million (8%).

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

GAFRI's net income for the third quarter of 2004 was $47.3 million ($1.00 per diluted share) compared to $19.9 million ($0.46 per diluted share) for the same period in 2003. The increase reflects significantly higher realized gains and improved results in the life and supplemental insurance operations, partially offset by the impact of the continued low interest rate environment on GAFRI's fixed annuity operations.

GAFRI's net income for the first nine months of 2004 was $79.3 million ($1.68 per diluted share) compared to $35.2 million ($0.82 per diluted share) in the first nine months of 2003. GAFRI's nine month 2004 results reflect significantly higher realized gains and improved operating results in each of the Company's lines of business. These improvements were partially offset by higher interest expense. Results for the 2003 nine months include a pretax charge of $12.5 million ($8.1 million after-tax) related to the negative effect of lower investment yields on GAFRI's fixed annuity operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios  GAFRI's consolidated debt to capital ratio is shown below (dollars in millions). For purposes of this calculation, consolidated debt includes notes payable and payable to subsidiary trusts; capital represents the sum of consolidated debt and stockholders' equity (excluding unrealized gains on fixed maturity securities).

	September 30,	December 31,
	2004	2003	2002
Consolidated Debt	$ 363	$ 369	$ 393
Stockholders' Equity	872	805	689
Total Capital	$1,235	$1,174	$1,082

Consolidated Debt to Capital	29%	31%	36%

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 2004, the capital ratio of GAFRI's principal insurance subsidiary was 6.5 times its authorized control level RBC.

Sources and Uses of Funds  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions from their directly-owned insurance subsidiaries, (Great American Life Insurance Company ("GALIC") and GA Life of Puerto Rico ("GAPR")), bank borrowings and cash and investments on hand.  Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC and GAPR in 2004 without prior regulatory approval is $56.5 million and $32.9 million, respectively. In the first nine months of 2004, GALIC paid dividends of $53.0 million and GAPR paid a dividend of $1.5 million to GAFRI.

In August 2004, the Company replaced its existing credit agreement with a $150 million credit facility. Loans under this credit facility mature on August 28, 2008 (or in February 2008 if the Company's senior notes due in June 2008 have not been effectively retired). Through November 1, 2004, there have been no borrowings under this new agreement. Amounts borrowed bear interest at rates ranging from 1% to 2% over LIBOR based on GAFRI's credit rating.

Almost 75% of the combined net proceeds from a $60 million common stock rights offering in September 2003 and a $112.5 million issuance of 30-year senior debentures in November 2003 were used to repay borrowings under GAFRI's previous bank credit agreement. The remaining proceeds were used to increase insurance subsidiary capital and for general corporate purposes.

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

Following are the Company's insurance ratings as of September 30, 2004:

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

Management believes that the ratings assigned by independent insurance rating agencies are important because agents and potential policyholders often use a company's rating as an initial screening device in considering annuity products. Management believes that (i) a rating in the "A" category by A.M. Best is necessary to successfully market tax-deferred annuities to public education employees and other not-for-profit groups and (ii) a rating in the "A" category by at least one rating agency is necessary to successfully compete in other annuity markets.

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

GAFRI's operations could be materially and adversely affected by downgrades. In connection with recent reviews by independent rating agencies, management indicated that it intends to maintain lower ratios of debt to capital than it has in recent years and intends to maintain the capital of its significant insurance subsidiaries at levels currently indicated by the rating agencies as appropriate for the current ratings. Items that could adversely affect capital levels include (i) a sustained decrease in the stock market; (ii) a significant period of low interest rates and a resulting significant narrowing of annuity "spread" (the difference between earnings received by the Company on its investments less the amount credited to policyholders' annuity accounts); (iii) investment impairments; (iv) adverse mortality, and (v) higher than planned dividends paid due to liquidity needs by GAFRI and AAG Holding.

Investments  At September 30, 2004, GAFRI's investment portfolio contained $8.6 billion in "Fixed maturities" classified as available-for-sale, which are carried at market value with unrealized gains and losses reported as a separate component of stockholders' equity on an after-tax basis. At September 30, 2004, GAFRI had pretax net unrealized gains of $326 million on fixed maturities and $17 million on equity securities.

GAFRI invests primarily in fixed income investments that, including loans and short-term investments, comprised 97% of its investment portfolio at September 30, 2004. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At September 30, 2004, 94% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At September 30, 2004, GAFRI's mortgage-backed securities ("MBSs") portfolio represented approximately 30% of its investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. Due to the significant decline in the general level of interest rates, GAFRI has experienced an increase in the level of prepayments on its MBSs; these prepayments have not been reinvested at interest rates comparable to the rates earned on the prepaid MBSs. Partly as a result of this, the overall yield on GAFRI's fixed maturity portfolio dropped from 7.0% at January 1, 2003 to 6.1% at September 30, 2004.

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

Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at September 30, 2004, is shown in the following table (dollars in millions). Approximately $119 million of available-for-sale "Fixed Maturities" and $5 million of "Equity Securities" had no unrealized gains or losses at
September 30, 2004.

	Securities with Unrealized	Securities with Unrealized
	Gains	Losses
Available-for-sale Fixed Maturities
Market value of securities	$6,936	$1,576
Amortized cost of securities	$6,582	$1,604
Gross unrealized gain (loss)	$ 354	($ 28)
Market value as % of amortized cost	105%	98%
Number of security positions	1,334	179
Number individually exceeding $2 million gain or loss	7	-
Concentration of gains (losses) by type or industry
(exceeding 5% of unrealized):
Banks, savings and credit institutions	$ 63.7	($ 0.1)
Gas and electric services	47.4	(2.1)
Mortgage-backed securities	35.0	(16.4)
U.S. Government and government agencies	17.1	(2.2)
Percentage rated investment grade	94%	95%

Equity Securities
Market value of securities	$ 156	$ 6
Cost of securities	$ 139	$ 6
Gross unrealized gain (loss)	$ 17	$ -
Market value as % of cost	112%	100%

The table below sets forth the scheduled maturities of GAFRI's available-for-sale fixed maturity securities at September 30, 2004, based on their market values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	2%	1%
After one year through five years	17	5
After five years through ten years	42	11
After ten years	16	12
	77	29
Mortgage-backed securities	23	71
	100%	100%

*Excludes $119 million of fixed maturities with no unrealized gains or losses.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

GAFRI realized aggregate losses of $1.5 million during the first nine months of 2004 on $10.9 million in sales of fixed maturity securities (2 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2003. Market values of both of the issues increased an aggregate of $1.2 million from December 31 to date of sale.

Although GAFRI had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio. None of the securities were sold out of a necessity to raise cash. GAFRI has the ability and intent to hold securities with unrealized losses at September 30, 2004, for a period of time sufficient to allow for a recovery in market value.

The table below (dollars in millions) summarizes the unrealized gains and losses on all securities by dollar amount.
	Aggregate Market Value	Aggregate Unrealized Gain (Loss)	Market Value as % of Cost Basis
Fixed Maturities at September 30, 2004

Securities with unrealized gains:
Exceeding $500,000 (220 issues):	$2,473	$202	108.9%
Less than $500,000 (1,114 issues):	4,463	152	103.5%
	$6,936	$354	105.4%

Securities with unrealized losses:
Exceeding $500,000 (15 issues):	$ 321	($ 12)	96.4%
Less than $500,000 (164 issues):	1,255	(16)	98.7%
	$1,576	($ 28)	98.3%

Equity Securities at September 30, 2004

Securities with unrealized gains:
Exceeding $500,000 (7 issues):	$ 101	$ 13	114.8%
Less than $500,000 (34 issues):	55	4	107.8%
	$ 156	$ 17	112.2%

Securities with unrealized losses:
Exceeding $500,000 (0 issues):	$ -	$ -	-
Less than $500,000 (4 issues):	6	-	100.0%
	$ 6	$ -	100.0%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The following table (dollars in millions) summarizes the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.
	Aggregate Market Value	Aggregate Unrealized Gain(Loss)	Market Value as % of Cost Basis

Fixed Maturities with Unrealized
Losses at September 30, 2004

Investment grade with losses for:
One year or less (122 issues)	$1,108	($ 12)	98.9%
Greater than one year (33 issues)	395	(13)	96.8%
	$1,503	($ 25)	98.4%

Non-investment grade with losses for:
One year or less (14 issues)	$ 52	($ 2)	96.3%
Greater than one year (10 issues)	21	(1)	95.5%
	$ 73	($ 3)	96.1%

Equity Securities with Unrealized
Losses at September 30, 2004

One year or less (4 issues)	$ 6	$ -	100.0%
Greater than one year (0 issues)	-	-	-
	$ 6	$ -	100.0%

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

Operating earnings before income taxes increased $40.9 million and $70.2 million in the third quarter and first nine months of 2004 compared to the same periods in 2003.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The increase in operating earnings for the third quarter and first nine months of 2004 primarily reflects GAFRI's $41.5 million gain on its investment in Provident Financial Group related to that company's merger with National City Corporation, lower provisions for impairments on investments as well as improved results in GAFRI's life and supplemental insurance operations. These improved results were partially offset by the impact of the continued low interest rate environment on GAFRI's fixed annuity operations. Results for the 2003 nine months include a pretax charge to earnings of $12.5 million related to the negative effect of lower investment yields on GAFRI's fixed annuity operations.

Retirement Products  The following table summarizes GAFRI's premiums for its retirement annuities (in millions).

Three months ended			Nine months ended
September 30,			September 30,
	2004	2003	2004	2003
Annuity Premiums
Single premium fixed rate annuities	$138	$106	$371	$434
Flexible premium fixed rate annuities	35	36	130	130
Single premium variable annuities	9	15	26	40
Flexible premium variable annuities	16	16	53	56
	$198	$173	$580	$660

Fixed annuity sales increased in the third quarter of 2004 compared to the same period in 2003 due primarily to an increase in the number of new agencies recruited to sell GAFRI's products. Fixed annuity sales decreased in the first nine months of 2004 compared to the same period in the prior year as the Company continues to maintain discipline in setting its commission and interest rates. This discipline resulted in slowed sales of single premium annuities beginning in the third quarter of 2003. The decrease in sales of variable annuities reflects the Company's decision to offer products with limited features, as well as the performance of the stock market.

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

Three months ended			Nine months ended
September 30,			September 30,
Premiums	2004	2003	2004	2003
Supplemental insurance products	$59	$56	$181	$165
GA Life of Puerto Rico	17	16	52	49
Life products	10	12	31	33
	$86	$84	$264	$247

Benefits
Supplemental insurance products	$46	$43	$140	$127
GA Life of Puerto Rico	7	9	25	26
Life products	11	11	34	32
	$64	$63	$199	$185

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

Net Investment Income  Net investment income increased $8.3 million (6%) and $12.0 million (3%) in the third quarter and first nine months of 2004, respectively, compared to the same periods of 2003. An increase in average invested assets of approximately $740 million (9%), due primarily to the acquisition of the National Health block of annuities, was partially offset by a lower yield on GAFRI's investment portfolio.

The yield on GAFRI's fixed maturity portfolio was approximately 6.1% at September 30, 2004 compared to approximately 7.0% at January 1, 2003. See "Management's Discussion and Analysis - Investments."

Realized Gains (Losses)

Investments

In July 2004, GAFRI received common and preferred shares equivalent to 1.7 million shares of National City Corporation in exchange for its ownership interest in Provident Financial Group and realized a $41.5 million pretax gain on the transaction.

Realized gains (losses) on investments included provisions for other than temporary impairment on securities still held as follows: third quarter of 2004 and 2003 - $2.8 million and $4.7 million; nine months of 2004 and 2003 - $10.8 million and $38.6 million, respectively. Impairment charges in the first nine months of 2003 reflected primarily the downturn in the airline industry and writedowns of certain asset-backed securities.

Goodwill Impairment

Goodwill impairment reflects a third quarter 2004 pretax charge related to a wholly-owned insurance agency subsidiary. (See Note E.)

Retirement of Subsidiary Trust Debt

Loss on retirement of subsidiary trust debt reflects pretax losses on repurchases of $27.2 million principal amount of the Company's 8-7/8% trust preferred securities in the first quarter of 2004.

Other Income  Other income increased $7.9 million (29%) and $15.2 million (23%) in the third quarter and first nine months of 2004 compared to the same periods in 2003 due primarily to (i) increased real estate revenues; (ii) increased surrender fee income on GAFRI's fixed annuity operations (including the National Health block acquired in May 2004); (iii) increased life policy charges and (iv) higher fees earned on GAFRI's variable annuity business due to higher average variable annuity asset balances.

Real Estate Operations  GAFRI is engaged in a variety of real estate operations including hotels and marinas. Revenues and expenses of these operations are included in GAFRI's Consolidated Income Statement as shown below (in millions).

Three months ended			Nine months ended
September 30,			September 30,
	2004	2003	2004	2003
Other income	$20.3	$16.5	$38.2	$33.0
Other expenses	14.3	10.8	31.8	26.6

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

The majority of GAFRI's fixed rate annuity products permit GAFRI to change the crediting rate at any time, subject to minimum interest rate guarantees (as determined by applicable law). Approximately one-half of GAFRI's annuity benefits accumulated relate to policies that have a minimum guarantee of 3%; the majority of the balance has a guarantee of 4%. In the fourth quarter of 2003, the Company began issuing products with guaranteed minimum crediting rates of less than 3% in states where required approvals have been received.

Annuity benefits in the third quarter and first nine months of 2004 compared to the same periods in 2003 reflect lower average crediting rates offset by higher annuity balances. Annuity benefits in 2003 include a second quarter charge of $6.2 million related to the effect of lower investment yields.

Insurance Acquisition Expenses  Insurance acquisition expenses include amortization of DPAC as well as a portion of commissions on sales of insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired.

Included in the first nine months of 2003 is a second quarter DPAC write-off of $6.3 million related to the negative effect of lower interest rates on GAFRI's fixed annuity operations. Excluding the write-off, insurance acquisition expenses increased $2.1 million (8%) and $11.6 million (14%) in the third quarter and first nine months of 2004 compared to the same 2003 periods. These increases relate primarily to higher average balances of unamortized insurance acquisition costs.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to write-offs of DPAC in the future.

Interest on Subsidiary Trust Obligations  The decrease in interest on subsidiary trust obligations in the third quarter and first nine months of 2004 compared to the same periods in 2003 reflects the Company's March 2004 redemption of its 9-1/4% TOPrS and the first quarter 2004 repurchases of $27.2 million principal amount of its 8-7/8% preferred securities.

Other Interest and Debt Expenses  The increase in other interest and debt expenses in the third quarter and first nine months of 2004 compared to the same periods in 2003 reflects the first quarter 2004 issuance of 7-1/4% Senior Debentures and the paydown of lower interest rate bank debt with proceeds from a 7-1/2% Senior Debenture offering in the fourth quarter of 2003.

Other Expenses  Other expenses increased $2.8 million (7%) and $5.7 million (5%) in the third quarter and first nine months of 2004 compared to the same periods in 2003 due primarily to an increase in expenses from real estate operations.

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

Proposed Standard on Equity Compensation  In March 2004, the FASB issued a proposed accounting standard that, if implemented, would require GAFRI to expense stock option grants beginning in 2005. In October 2004, the FASB delayed the effective date of the proposed standard to periods beginning after June 15, 2005. Currently, GAFRI accounts for stock option grants using the intrinsic value method as permitted under SFAS No. 123. Since options are granted at exercise prices equal to the fair value of the shares at the date of grant, no compensation expense is currently recognized. The effect of using the fair value method that is also permitted under SFAS No. 123 is discussed in Note B to the financial statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Item 3

Quantitative and Qualitative Disclosure of Market Risk

Debt Securities  In January 2004, GAFRI issued Senior Debentures due in 2034 and redeemed all of its outstanding TOPrS and a portion of its 8-7/8% trust preferred securities. See Notes G and H for further discussion. In addition, in 2004 GAFRI entered into interest rate swaps, which effectively convert $100 million of its senior notes into floating rate debt.

As of September 30, 2004, there were no other material changes to the information provided in GAFRI's Form 10-K for 2003 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

PART II

OTHER INFORMATION

Item 2

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

GAFRI made the following purchases of its $1 par value common stock during the third quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)

2004
July	43,300	$14.94	43,300	245,074

August	6,700	$14.96	6,700	238,374

September	-	-	-	-

(a) In September 1998, GAFRI's Board of Directors authorized the repurchase of     1.5 million shares with no expiration date.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Item 6

Exhibits and Reports on Form 8-K

  Exhibits:

Number	Exhibit Description

31(a)	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K:

Date of Report	Items Reported

July 28, 2004	Second Quarter 2004 Earnings Release

October 21, 2004	Third Quarter 2004 Earnings Release

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
GREAT AMERICAN FINANCIAL RESOURCES, INC.

November 8, 2004	BY:/s/Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer