Form 10-K
period 2004-12-31
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2005-03-11
CIK 894651

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934
For the Fiscal Year Ended	Commission File
December 31, 2004	No. 1-11632

GREAT AMERICAN FINANCIAL RESOURCES, INC.
Incorporated under	IRS Employer I.D.
the Laws of Delaware	No. 06-1356481

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

          The aggregate market value of the Registrant's Common Stock held by non-affiliates as of the Registrant's most recently completed second fiscal quarter (June 30, 2004) was approximately $136 million (based upon non-affiliate holdings of 8,536,321 shares and a market price of $15.90 per share).

          As of March 1, 2005, there were 47,065,384 shares of the Registrant's Common Stock outstanding, including 38,565,995 owned by its Parent Company.

Documents Incorporated by Reference:

          Proxy Statement for the 2005 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).

GREAT AMERICAN FINANCIAL RESOURCES, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

Part I

		Page
Item 1.	Business
	Introduction	1
	Annuities	1
	Supplemental Insurance	4
	GA Life of Puerto Rico	4
	Life Operations	5
	Investments	5
	Competition	6
	Regulation	7
	Foreign Operations	7
	Uncertainties	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	*

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 8.	Financial Statements and Supplementary Data	30
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	*
Item 9A.	Evaluation of Disclosure Controls and Procedures	31
Item 9B.	Other Information	*

Part III

Item 10.	Directors and Executive Officers of the Registrant	S-1
Item 11.	Executive Compensation	S-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	S-1
Item 13.	Certain Relationships and Related Transactions	S-1
Item 14.	Principal Accountant Fees and Services	S-1

Part IV

Item 15.	Exhibits, Financial Statement Schedules	S-1

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
    tax law changes;
    changes in laws governing retirement savings vehicles;
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

Introduction

Great American Financial Resources, Inc. ("GAFRI" or "the Company"), which was incorporated as a Delaware corporation in 1987, is an 82%-owned subsidiary of American Financial Group, Inc. ("AFG"). GAFRI is a holding company that markets retirement products, primarily fixed and variable annuities, and various forms of supplemental health and life insurance through its subsidiaries listed below. GAFRI and its insurance subsidiaries employ approximately 800 people in the United States and 700 people (including approximately 550 company-employed agents) in Puerto Rico. SEC filings, news releases, GAFRI's Code of Ethics applicable to directors, officers and employees and other information may be accessed free of charge through GAFRI's Internet site at: www.gafri.com. Information on GAFRI's Internet site is not part of this Form 10-K.
Year
Subsidiary	acquired
Great American Life Insurance Company ("GALIC")	1992
Annuity Investors Life Insurance Company ("AILIC")	1994
Loyal American Life Insurance Company ("Loyal")	1995
Great American Life Assurance Company of Puerto Rico ("GAPR")	1997
United Teacher Associates Insurance Company ("UTA")	1999
Manhattan National Life Insurance Company ("MNL")	2002

Acquisitions have accounted for about one-fourth of the growth of GAFRI's assets from $4.5 billion at the end of 1992 to $11.7 billion at December 31, 2004. Statutory premiums over the last five years were as follows (in millions):
	Premiums
	2004	2003	2002	2001	2000
Fixed annuities (1)	$ 663	$ 747	$ 819	$ 552	$ 426
Variable annuities (2)	105	122	182	199	320
Supplemental insurance	229	218	185	194	158
GA Life of Puerto Rico	72	67	62	55	52
Life insurance (3)	47	50	68	61	52
	$1,116	$1,204	$1,316	$1,061	$1,008

    ________________

  In 2002, GAFRI suspended new sales of equity-indexed annuities due primarily to a lack of volume.
  In 2002, GAFRI exited the highly competitive single premium, non-qualified segment of the variable annuity market due primarily to insufficient returns and a lack of critical mass.
  In 2004, GALIC's life division ceased issuing life insurance policies due to inadequate volume and returns.

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

The following table (in millions) presents combined financial information of GAFRI's principal annuity operations.

	2004	2003	2002	2001	2000
GAAP Basis
Total assets	$10,036	$8,777	$8,137	$7,592	$7,194
Fixed annuity benefits accumulated	7,551	6,492	6,111	5,632	5,365
Variable annuity separate accounts	620	568	455	530	534
Stockholder's equity	1,304	1,220	1,139	1,023	915

Statutory Basis
Total assets	$9,029	$7,889	$7,319	$6,896	$6,620
Fixed annuity reserves	7,565	6,578	6,192	5,729	5,536
Variable annuity separate accounts	620	568	455	530	534
Capital and surplus	578	515	419	388	363
Asset valuation reserve(a)	71	53	63	79	77
Interest maintenance reserve(a)	21	22	27	11	3

Fixed annuity receipts:
Flexible premium:
First year	$ 34	$ 34	$ 29	$ 24	$ 24
Renewal	130	114	106	105	113
	164	148	135	129	137
Single premium	472	557	640	392	270
UTA and GAPR premiums	27	42	44	31	19
Total fixed annuity receipts	$ 663	$ 747	$ 819	$ 552	$ 426

Variable annuity receipts:
Flexible premium:
First year	$ 10	$ 9	$ 16	$ 30	$ 39
Renewal	61	65	71	62	39
	71	74	87	92	78
Single premium	34	48	95	107	242
Total variable annuity receipts	$ 105	$ 122	$ 182	$ 199	$ 320

_______________
(a) Allocation of surplus.

Sales of annuities, including renewal premiums, are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level and volatility of interest rates; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments; (viii) performance of the equity markets and (ix) general economic conditions.

Annuity contracts are generally classified as either fixed rate (including equity-indexed) or variable. The following table presents premiums by classification:

Annuity Premiums	2004	2003	2002	2001	2000
Traditional fixed	85%	85%	77%	68%	50%
Variable	14	14	18	27	43
Equity-indexed	1	1	5	5	7
	100%	100%	100%	100%	100%

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

The majority of GAFRI's fixed rate annuities permit GAFRI to change the crediting rate at any time, subject to minimum interest rate guarantees (as determined by applicable law) and any initial guarantee period. Historically, management has been able to react to changes in market interest rates. In the fourth quarter of 2003, GAFRI began issuing products with guaranteed minimum crediting rates of less than 3% in states where required approvals have been received (see "Item 7 - Fixed Annuities").

In addition to traditional fixed rate annuities, GAFRI offers variable annuities and prior to 2003, sold equity-indexed annuities. Industry sales of such annuities increased substantially in the 1990's as investors sought to obtain the returns available in the equity markets while enjoying the tax-deferred status of annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder, generally without any guarantee of principal except in the case of death of the insured annuitant. Premiums directed to the variable options in policies issued by GAFRI are invested in funds maintained in separate accounts managed by various independent investment managers. GAFRI earns a fee on amounts deposited into variable accounts. Subject to contractual provisions, policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case GAFRI earns a spread on amounts deposited.

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

No individual state accounted for more than 10% of GAFRI's annuity premiums in the past five years except as follows:

	2004	2003	2002	2001	2000
California	17%	19%	15%	17%	24%
Washington	12%	*	*	*	*
Texas	10%	*	*	*	*
Ohio	*	*	*	13%	*

* Less than 10%

The majority of GAFRI's flexible premium annuities are sold in the qualified markets under sections 403(b) and 401(k) of the Internal Revenue Code. In the 403(b) market, schools and certain other not-for-profit organizations may allow employees to save for retirement through contributions made on a before-tax basis. According to the Bureau of Labor Statistics, the teacher market (K-12) will be the fastest growing job segment in the country between now and 2012. In the 401(k) market, both for-profit and not-for-profit organizations may establish qualified retirement plans where employees are eligible to save for retirement through contributions made primarily on a before-tax basis. For federal income tax purposes, before-tax contributions and earnings are not included in the employee's taxable income until amounts are withdrawn.

GAFRI sells its fixed rate products primarily through a network of 140 managing general agents ("MGAs") who, in turn, direct approximately 1,650 actively producing independent agents. The top 15 MGAs accounted for approximately two-thirds of GAFRI's fixed rate annuity premiums in 2004. No one MGA represented more than 10% of total fixed annuity premiums in 2004. In addition, GAFRI also sells its annuity product lines through financial institutions; approximately 3% of total annuity premiums in 2004 came through this channel.

In 2002, GAFRI exited the highly competitive single premium, non-qualified segment of the variable annuity market due primarily to insufficient returns and a lack of critical mass. The Company offers its variable annuity as an ancillary product solely through its 403(b) and 401(k) sales channels. Nearly one-half of GAFRI's variable annuity sales in 2004 were made through the Company's wholly-owned subsidiary, Great American Advisors, Inc. ("GAA"). GAA is a broker/dealer licensed in all 50 states to sell stocks, bonds, options, mutual funds and variable insurance contracts through independent representatives and financial institutions. GAA also acts as the principal underwriter and distributor for the Company's variable annuity products.

GAFRI designs its products with certain provisions to encourage policyholders to maintain their funds with GAFRI for at least five to ten years (see "Item 7 - Fixed Annuities").

In 2004, more than three-fourths of fixed annuity premiums received were on single-tier policies. After the initial surrender charges have been reduced to zero, single-tier annuities carry one value whether the policy is surrendered or annuitized.

GAFRI is licensed to sell its fixed annuity products in all 50 states; it is licensed to sell its variable products in all states except Vermont. At December 31, 2004, GAFRI had over 370,000 annuity policies in force.

Supplemental Insurance

UTA offers a variety of supplemental insurance products and annuities through independent agents. UTA's principal health products include coverage for Medicare supplement, cancer and long-term care. UTA utilizes endorsements from various state retired teachers associations to sell some of its products.

Loyal American Life Insurance Company offers a variety of supplemental health and life products. The principal products sold by Loyal include cancer, accidental injury, short-term disability, hospital indemnity, and traditional whole life, the last of which is substantially reinsured. Together, UTA and Loyal employ more than 200 people in Austin.

At year-end 2004, GAFRI's operating units selling supplemental insurance products had assets of more than $1.0 billion and approximately 350,000 policies with annualized health premiums in force of more than $225 million and gross life insurance in force of $1.3 billion.

GA Life of Puerto Rico

GAPR sells in-home service life and supplemental health products through a network of company-employed agents. Ordinary life, cancer, credit and group life products are sold through independent agents. GAPR employs over 700 people in Puerto Rico (including approximately 550 company-employed agents), and is the largest in-home provider of life insurance in Puerto Rico.

At year end 2004, GAPR had assets of more than $315 million and more than 305,000 policies with gross life insurance in force of over $3 billion.

Life Operations

In the second quarter of 2004, GALIC's life division ceased issuing life insurance policies due to inadequate volume and returns. GAFRI will continue to service and accept renewal premiums on its in-force block of approximately 110,000 policies and $26 billion gross ($10 billion net) of life insurance in force. The Company continues to sell life products through its supplemental insurance operations and GA Life of Puerto Rico (see above).

In 2002, GAFRI acquired MNL for $48.5 million in cash. GAFRI has reinsured 90% of MNL's business in force. While MNL is no longer writing new policies, as of December 31, 2004, it had approximately 75,000 policies and $9 billion gross ($0.7 billion net) of life insurance in force (primarily term life).

Investments

Investments comprise almost 90% of the Company's assets (excluding variable annuity assets) and are the principal source of income. Fixed income investments (consisting of fixed maturity investments, policy loans, mortgage loans and short-term investments) comprise 97% of GAFRI's investment portfolio. Risks inherent in connection with fixed income securities include market price volatility and loss upon default. Factors which can affect the market price of these securities include: (i) changes in market interest rates; (ii) creditworthiness of issuers; (iii) the number of market makers and investors and (iv) defaults by major issuers of securities.

The Company's investment strategy emphasizes high-quality fixed income securities, which management believes should produce a relatively consistent and predictable level of investment income.

The insurance laws of the domiciliary jurisdiction of each of GAFRI's life insurance subsidiaries govern the types and amounts of investments, which are permissible. These rules are designed to ensure the safety and liquidity of the insurers' investment portfolio by placing restrictions on the quality, quantity and diversification of permitted investments.

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

NAIC
Rating	Comparable S&P Rating	2004	2003
1	AAA, AA, A	75%	73%
2	BBB	19	21
	Total investment grade	94	94
3	BB	3	3
4	B	2	2
5	CCC, CC, C	1	1
6	D	*	*
	Total non-investment grade	6	6
	Total fixed maturities	100%	100%
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

At December 31, 2004, the average maturity of GAFRI's fixed maturity investments was approximately seven and one-half years (including mortgage-backed securities, which had an estimated average life of approximately six and one-half years). The table below sets forth the maturities of the Company's fixed maturity investments based on their market value.
Maturity	2004	2003
One year or less	2%	2%
After one year through five years	18	20
After five years through ten years	37	33
After ten years	16	16
	73	71
Mortgage-backed securities	27	29
	100%	100%

The following table shows the performance of GAFRI's investment portfolio, excluding real estate investments (dollars in millions).
	2004	2003	2002
Average cash and investments at cost	$8,870	$7,992	$7,136
Gross investment income	538	517	532
Realized gains (losses)*	54	(9)	(46)

Yield earned:
Excluding realized gains (losses)	6.1%	6.5%	7.5%
Including realized gains (losses)	6.7%	6.3%	6.8%

*Includes charges for "other than temporary" impairments of $13.4 million, $41.4  million and $97.4 million in 2004, 2003 and 2002, respectively; 2004 also includes  a $41.5 million pre-tax gain on GAFRI's investment in Provident Financial Group  resulting from Provident's merger with National City Corporation.

Competition

The Company's principal insurance subsidiaries ("Insurance Companies") operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including: (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders and agents; (v) product design (including interest rates credited and premium rates charged); (vi) commissions; and (vii) number of school districts in which a company has approval to sell. Since policies are marketed and distributed primarily through independent agents (except at GAPR), the Insurance Companies must also compete for agents.

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

The maximum amount of dividends that can be paid in any 12 month period to stockholders by life insurance companies domiciled in the State of Ohio (including GALIC, AILIC and Loyal) without prior approval of the Ohio Insurance Commissioner is the greater of 10% of policyholder surplus or prior year's net income, but only to the extent of earned surplus as of the preceding December 31. Under applicable restrictions, the maximum amount of dividends available to GAFRI in 2005 from GALIC, its principal Ohio domiciled insurance subsidiary, without seeking regulatory clearance, is $81 million. In addition, the amount of dividends available to GAFRI in 2005 from GA Life of Puerto Rico is $42.4 million.

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

Many of the Company's other subsidiaries are subject to regulation by various state, federal and other regulatory authorities. Several subsidiaries are insurance agencies and as such are regulated by state insurance departments. GAA is subject to the rules of the National Association of Securities Dealers, Inc. and the securities laws of the states in which it transacts business. AILIC's variable insurance products are subject to the rules and regulations of the Securities and Exchange Commission and "Blue Sky" laws of the states in which its products are sold.

Foreign Operations

In 1998, GAFRI opened an office in Bangalore, India. Employees located at this office performed computer programming and certain back office functions for the Company's insurance operations.

In 2003, GAFRI sold its Indian operation to an unaffiliated third party. The Company received $500,000 in 2004 and will receive a minimum of $500,000 per year through the end of 2007 based on the amount of business administered by the Indian operation. The Company also entered into an agreement with the third party to obtain certain services currently provided by this operation through 2008. This transaction did not have a material impact on the Company or its results.

GAFRI also owns an insurance company in Puerto Rico (see Item 1 - "GA Life of Puerto Rico").

Uncertainties

GAFRI's businesses are subject to various uncertainties, including regulatory, legislative, and tax law developments. While it is not possible to predict what changes will come in these areas, some could possibly have a material impact on GAFRI and its businesses (see "Item 7 - Uncertainties").

ITEM 2

Properties

GAFRI and GALIC rent office space in Cincinnati, Ohio totaling approximately 180,000 square feet under leases expiring primarily in 2006 through 2008. Several of the Company's subsidiaries lease marketing and administrative offices in locations throughout the United States.

GAPR rents office space in Puerto Rico totaling approximately 74,000 square feet under leases expiring primarily in 2006 - 2009.

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

Legal Proceedings

Federal and state laws and regulations, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, impose liability on the Company, as the successor to Sprague Technologies, Inc., for the investigation and clean-up of hazardous substances disposed of or spilled by its former manufacturing operations at facilities still owned by the Company, and facilities transferred in connection with the sales of certain operations, as well as at disposal sites operated by third parties. In addition, the Company has indemnified the purchasers of its former operations for the cost of such activities. At several sites, the Company is conducting clean-up activities of soil and ground water contamination in accordance with consent agreements between the Company and state environmental agencies. The Company has also conducted or is aware of investigations at a number of other locations of its former operations that have disclosed environmental contamination that could cause the Company to incur additional investigative, remedial and legal costs. The Company has also been identified by state and federal regulators as a potentially responsible party at a number of other disposal sites.

Based on the costs incurred by the Company over the past several years and discussions with its independent environmental consultants, management believes that reserves recorded are sufficient in all material respects to satisfy the minimum estimated liabilities. However, the regulatory standards for clean-up are continually evolving and may impose more stringent requirements. In addition, many of the environmental investigations at the Company's former operating locations and third-party sites are still preliminary, and where clean-up plans have been proposed, they have not yet received full approval from the relevant regulatory agencies. Further, the presence of Company-generated wastes at third-party disposal sites exposes the Company to joint and several liability for the potential additional costs of cleaning up wastes generated by others.

Accordingly, there can be no assurance that the costs of environmental clean-up for the Company may not be significantly higher in future years, possibly necessitating additional charges.

There are certain other claims involving the Company, including claims relating to the generation, disposal or release into the environment of allegedly hazardous substances. In management's opinion, the outcomes of these claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition.

GAFRI is subject to other litigation and arbitration in the normal course of business. GAFRI is not a party to any material pending litigation or arbitration.

PART II

Please refer to "Forward-Looking Statements" following the index in front of this Form 10-K.

ITEM 5

Market for Registrant's Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

GAFRI's Common Stock is listed and traded principally on the New York Stock Exchange ("NYSE") under the symbol GFR. On March 1, 2005, there were approximately 4,600 holders of record of Common Stock. The following table sets forth the range of high and low sales prices for the Common Stock on the NYSE Composite Tape.
	2004		2003
	High	Low	High	Low
First quarter	$17.25	$15.32	$17.45	$13.25
Second quarter	16.42	14.08	16.20	13.08
Third quarter	16.60	14.53	15.00	13.10
Fourth quarter	17.75	14.82	16.25	14.34

The Company paid annual common dividends of $0.10 per share in 2004 and 2003. Although no future dividend policy has been determined, management believes the Company will continue to have the capability to pay similar dividend amounts.

GAFRI had no stock repurchases in the fourth quarter of 2004.

At March 1, 2005, approximately 82% of GAFRI's Common Stock was beneficially owned by AFG.

Equity Compensation Plan Information

The following reflects certain information about shares of GAFRI Common Stock authorized for issuance (at December 31, 2004) under equity compensation plans.
Equity compensation plans	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by shareholders	3,490,327	$16.45	3,410,931 (1)
Not approved by shareholders	962,480	$17.60	2,085,365 (2)

  Includes options exercisable into 2.6 million shares available for issuance under GAFRI's Stock Option Plans for employees and directors, 0.8 million shares issuable under GAFRI's Employee Stock Purchase Plan and 56,911 shares issuable under GAFRI's Non-employee Directors' Compensation Plan.
  Represents shares issuable under GAFRI's Deferred Compensation Plan (0.2 million shares), Agent Stock Purchase Plan (0.9 million shares), Agent Stock Option Plan (0.6 million shares) and GAFRI's Bonus Plan (0.4 million shares).

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

Under the Agent Stock Option Plan, selected agents are able to earn options to purchase GAFRI Common Stock based on the amount of premium the agents produce from the sale of insurance products issued by the Company's subsidiaries. The options have an exercise price equal to the fair market value of GAFRI Common Stock at the time of grant. The options include vesting provisions based on future premium production. The Plan provides that up to 1,500,000 shares of GAFRI Common Stock may be issued upon the exercise of options.

Under GAFRI's Bonus Plan covering the majority of the Company's officers, participants are required to receive 25% of their annual bonus in the form of GAFRI Common Stock. The Bonus Plan provides for the issuance of up to 500,000 shares of GAFRI Common Stock as partial payment of annual bonuses.

ITEM 6

Selected Financial Data

The following financial data has been summarized from, and should be read in conjunction with, the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data includes the acquisitions of a fixed annuity block of business written by National Health Insurance Company in May 2004 and Manhattan National Life Insurance Company in June 2002 (in millions, except per share amounts).
	2004	2003	2002	2001	2000
Income Statement Data:
Total revenues	$1,045.4	$920.6	$883.2	$830.1	$824.3

Operating earnings before
income taxes	$ 152.8	$ 69.6	$ 38.9	$ 59.9	$ 81.1

Income before accounting changes	$ 104.0	$ 49.7	$ 33.9	$ 42.7	$ 53.9
Cumulative effect of
accounting changes (a)	(2.2)	-	(17.7)	(5.5)	0.8
Net income	$ 101.8	$ 49.7	$ 16.2	$ 37.2	$ 54.7

Basic earnings per common share:
Income before accounting changes	$ 2.21	$ 1.14	$ 0.80	$ 1.01	$ 1.27
Accounting changes (a)	(0.05)	-	(0.42)	(0.13)	0.02
Net income	$ 2.16	$ 1.14	$ 0.38	$ 0.88	$ 1.29

Diluted earnings per common share:
Income before accounting changes	$ 2.19	$ 1.13	$ 0.79	$ 1.00	$ 1.26
Accounting changes (a)	(0.04)	-	(0.41)	(0.13)	0.02
Net income	$ 2.15	$ 1.13	$ 0.38	$ 0.87	$ 1.28

Cash dividends per common share	$0.10	$0.10	$0.10	$0.10	$0.10

Balance Sheet Data at year-end:
Total assets	$11,722.0	$10,309.1	$9,486.2	$8,536.5	$8,118.3
Notes payable	300.0	214.0	250.3	223.0	151.9
Payable to subsidiary trusts	62.8	155.0	-	-	-
Mandatorily redeemable preferred
securities of subsidiary trusts	-	-	142.9	142.9	217.9
Net unrealized gains
included in stockholders' equity	190.9	162.6	180.0	89.8	43.9
Total stockholders' equity	1,069.1	942.5	851.9	748.8	671.7

  Reflects the implementation of the following accounting changes mandated by recently enacted accounting standards:

2004 - SOP 03-1	(Certain Nontraditional Long-Duration Contracts and Separate Contracts)
2002 - SFAS #142	(Goodwill and Other Intangibles)
2001 - EITF #99-20	(Asset-backed Securities)
2000 - SFAS #133	(Derivatives)

ITEM 7

Management's Discussion and Analysis

of Financial Condition and Results of Operations

Index to MD&A
Page			Page
General	12	Results of Operations	24
Overview	12	General	24
Critical Accounting Policies	13	Income Items	25
Liquidity and Capital Resources	17	Expense Items	26
Ratios	17	Other Items	27
Sources and Uses of Funds	17	Recent Accounting Standards	28
Contractual Obligations	18
Independent Ratings	19
Acquisitions	19
Investments	19
Uncertainties	23

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

OVERVIEW

Financial Condition

GAFRI strengthened its capital and liquidity significantly during 2004. Its stockholders' equity (excluding unrealized gains) grew by more than $98 million (13%) to $878 million and its debt to capital ratio decreased from 31.4% at December 31, 2003 to 28.9% at December 31, 2004. In addition, the combined statutory capital of GAFRI's insurance subsidiaries increased more than $70 million (13%) in 2004.

In January 2004, GAFRI issued just over $86 million of senior debt and used the proceeds to retire higher coupon rate trust preferred securities. In addition, in August 2004, the Company replaced its bank line facility with a four-year agreement maturing in 2008.

Results of Operations

Through the operations of its insurance subsidiaries, GAFRI is engaged in the sale of retirement annuities and various forms of supplemental insurance products.

GAFRI's net income for 2004 was $101.8 million ($2.15 per diluted share) compared to $49.7 million ($1.13 per diluted share) in 2003 and $16.2 million ($0.38 per diluted share) in 2002. GAFRI's 2004 results reflect significantly higher realized gains on investments and improved operating results in each of the Company's lines of business. These items were partially offset by an accounting change in 2004, as well as the effect of the issuance in late 2003 and early 2004 of long-term debt to pay down bank debt with a lower effective interest rate having a shorter maturity, resulting in higher interest expense in 2004.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are described in Note B to the financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the following items are the areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical:

    The recoverability of unamortized insurance acquisition costs;
    The establishment of insurance reserves;
    The determination of "other than temporary" impairments on investments;
    Environmental reserves of GAFRI's former manufacturing operations.

Recoverability of DPAC and Establishment of Insurance Reserves  The carrying value of certain assets and liabilities (primarily deferred policy acquisition costs ("DPAC"), excess deaths and annuity reserves ("EDAR") and unearned revenues ("UREV")) are based, in part, upon assumed interest rates and investment spreads, surrenders, annuitizations, renewal premiums and mortality. Actual results have varied from these assumptions in the past and have caused these accounting estimates to change (see "Results of Operations - Insurance Acquisition Expenses"), and could cause the Company's accounting estimates to change in the future.

Approximately 40% of GAFRI's fixed annuity liabilities at December 31, 2004, were two-tier in nature in that policyholders can receive a higher amount if they die or if they annuitize rather than surrender their policy, even if the surrender charge period has expired. For these policies, reserves are recorded at their lower-tier value plus additional reserves for (i) accrued persistency and premium bonuses and (ii) excess benefits expected to be paid on future deaths and annuitizations ("EDAR") that require payment of the upper-tier value. The liability for EDAR ($104 million at December 31, 2004) is accrued for and modified using assumptions consistent with those used in determining DPAC and DPAC amortization. The Company performs an in-depth review of its assumptions on an annual basis as well as more limited reviews on a quarterly basis. If necessary, DPAC, UREV and EDAR balances may be adjusted up or down ("unlocked") based on new assumptions. Actual experience and changes in actuarial assumptions have caused GAFRI's accounting estimates to change in the past and could cause the Company's accounting estimates to change in the future (see "Item 7A-Annuity Contracts" and "Results of Operations - Annuity Benefits").

GAFRI's variable annuity separate account assets and liabilities have equity market risk in that a sustained, significant decrease in the stock market could impact (i) variable annuity fees earned by GAFRI, since such fees are based on the market value of the underlying funds, and (ii) the carrying value of related DPAC.

Furthermore, certain variable policies have features that provide for guaranteed minimum death benefits in excess of GAFRI's separate account liabilities. At December 31, 2004, this difference totaled $106 million (down from $142 million in 2003 and $233 million in 2002). A sustained, significant decrease in the stock market, combined with an increase in the amount of death benefits or certain other withdrawals, could materially impact the assumptions used in valuing variable annuity DPAC and liabilities. Variations in actual equity market performance from previous assumptions have caused these accounting estimates to change in the past (see Note N and "Results of Operations - Insurance Acquisition Expenses").

Determination of "Other Than Temporary" Impairments on Investments  The Company performs an in-depth review of its investments on a quarterly basis (see "Liquidity and Capital Resources - Investments," "Item 7A - Fixed Maturity Portfolio," and "Results of Operations - Realized Gains").

The Company believes its exposure to the risks referred to above, including interest rate and market risk, will not result in a material impact on capital, earnings, operations or liquidity at either the holding company or subsidiary level. In the unlikely event that a material impact occurs, GAFRI believes that it has adequate resources to meet its liquidity and capital needs (see Liquidity and Capital Resources).

Environmental Reserves  The Company's balance sheet includes a liability of
$6.6 million for the estimated future costs of environmental clean-up activities at certain sites from the Company's former manufacturing operations as well as third-party sites. The Company performs an in-depth review of this reserve on an annual basis as well as more limited reviews on a quarterly basis. For the annual review, the Company receives written reports from consultants responsible for each of the sites, which provide a range of estimated future costs. These estimates are then used to arrive at the total estimated future costs. On a quarterly basis, Company personnel review each of the involved sites to determine whether any events have occurred which have caused the estimated future costs to be materially different than those estimated at the prior year-end. The primary risk in setting this reserve is that the actual future costs will be greater than the assumed costs. This variance can be caused by either the extent of the environmental problems to be addressed being larger than assumed or the costs of remediation being greater because of the costs of those services being more than assumed. From year-to-year, estimates of future costs have varied as more complete knowledge of the extent of clean-up costs have been obtained. The impact of updating this reserve has generally been an increase in the reserve and a related expense on the income statement. For 2004 and 2003, the amount of the expense included in the Company's results of operations to increase the environmental reserves was $2.0 million and $2.5 million, respectively.

Asset-Liability Management

Interest Rate Risk  To monitor interest rate risk, GAFRI devotes extensive effort to evaluating the potential impact of changes in interest rates on cash flows and duration of assets and liabilities. Activities include the projection of business in force under many different interest rate scenarios, including non-parallel shifts in interest rates, to examine the impact of changes in both the level of interest rates and the shape of the yield curve. GAFRI periodically determines the duration of its assets and liabilities, and ensures that differences are kept small. A smaller difference in the duration of assets and liabilities indicates less exposure to the risk of rising interest rates.

At the same time, perfectly matched durations can often be overly risk-averse, resulting in less than optimal profits and added exposure to the risk of falling interest rates. The merit of a modest amount of mismatch depends on current market conditions. At September 30, 2004, the duration of GAFRI's assets and liabilities were 5.4 years and 4.8 years, respectively.

At December 31, 2004, the market value of GAFRI's fixed maturity portfolio was approximately 4% higher than its book value. If interest rates were to immediately increase 50 basis points from levels at December 31, 2004, GAFRI estimates that the fair value of the Company's fixed maturity portfolio would still be approximately 1% higher than its book value. Under this scenario, however, higher than expected surrenders would have very little impact on the liquidity, earnings or capital of GAFRI or its subsidiaries.

GAFRI seeks to earn a stable and appropriate spread between investment income and interest credited on its annuity products. Adverse experience on investments may cause spreads to be reduced. Alternatively, if GAFRI seeks to maintain spreads, crediting rates may not be competitive in the marketplace, resulting in adverse policy surrender experience and the need to liquidate a portion of the investment portfolio at a loss in order to fund cash surrender value benefits.

Provided interest rates continue to gradually return to levels that are more typical from a long-term perspective, GAFRI does not view the near-term risk relating to spreads over the next twelve months as being material. Management believes that the impact of the probable range of interest rate changes over the next twelve months will be mitigated by the Company's asset-liability management strategies, flexibility in adjusting policy crediting rate levels and protection afforded by policy surrender charges. The interest rate scenarios that could have a higher negative impact on earnings are those in which there is a substantial, relatively rapid increase or decrease in interest rates that is then sustained over a long period. Management does not believe these scenarios are likely.

Fixed Annuities  GAFRI's fixed annuity reserves (excluding immediate annuities) comprise nearly 80% of the Company's total insurance reserves. GAFRI may adjust renewal crediting rates on these products monthly or quarterly, subject to guaranteed minimum rates ranging from 1.5% to 4%. The higher minimums apply to in-force blocks of older products that are no longer marketed. Many annuity insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods that generally range from 5 to 10 years from policy issue date. In some cases, the policyholder can only gain the benefit of a higher-tier accumulation rate if he persists through the annuitization phase rather than surrender. In other cases, a market value adjustment may also apply. Due to GAFRI's ability to change crediting rates to reflect investment experience on the majority of its traditional annuity products, the underlying assets are assumed to be a good balance for the interest rate risk inherent in these liabilities. This assumption is appropriate for probable movements in interest rates over the next 12 months.

GAFRI believes that its exposure to interest rate risk, particularly a rising interest rate environment, is mitigated by the nature of its annuity business. The Company's primary strategic business is in the flexible premium, teachers' 403(b) market. Historically, this market has proven to be less interest rate and lapse sensitive than other annuity markets, as demonstrated in the persistency table below, which illustrates GALIC's annual persistency rates for its major annuity product groups over the past five years. Persistency rates reflect the proportion of reserves maintained by the Company and not paid out in the form of surrenders, annuitizations or death benefits during the applicable year:
Persistency Rates
Product Group	2004	2003	2002	2001	2000
Flexible premium	94%	94%	92%	90%	89%
Single premium	88	89	90	88	87

Persistency rates are affected by many of the same factors that affect annuity sales. Although the stock market and interest rate environment affect persistency in the Company's fixed rate annuities, management believes that its persistency rate has benefited from the low interest rate environment and the two-tier design of certain of its in-force products. Two account values are maintained for two-tier annuities - the annuitization (or upper-tier) value and the surrender (or lower-tier) value. The annuitization value is paid upon a policyholder's death or election to annuitize (withdraw funds in a series of periodic payments for at least the minimum number of years specified in the policy). If a lump-sum payment is chosen by the policyholder, the surrender value is paid. GALIC's two-tier annuities are particularly attractive to policyholders that intend to accumulate funds to provide retirement income since the annuitization value is often accumulated at a higher interest rate.

Moreover, due to the two-tier nature of many of its annuity products, GAFRI has significant surrender charge protection, averaging approximately 10%. At December 31, 2004, two-tier annuities accounted for approximately 40% of the Company's fixed annuity reserves. While the Company continues to receive premiums on in-force two-tier annuities, it no longer sells this type of annuity. In total, nearly 80% of the Company's annuity reserves had a surrender charge of 5% or greater at December 31, 2004, and nearly 40% had a surrender charge of 10% or greater. While it is likely that persistency will decrease in a rising interest rate environment, the Company believes it will not experience surrender rates that will have a material impact on its financial condition. Persistency and surrender charge information described above excludes the National Health Insurance Company ("NHIC") block of business acquired in 2004 (see Note C).

Interest rates have generally been declining in recent years. Should interest rates remain at December 31, 2004 levels, the average earned rate of return on GAFRI's annuity investment portfolios will decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to policyholders to deteriorate, as GAFRI's ability to manage spreads can become limited by guaranteed minimum interest rates ("GMIR") on its fixed annuity policies. The GMIRs on annuity policies range from 1.5% to 4%, with a weighted average guaranteed rate of approximately 3.5%. The following table provides detail of the differences between the current interest rates being credited to policyholders and the respective GMIRs at the end of 2004. As of December 31, 2004, new policies are being issued with a GMIR of 2.25%.

GMIR	Weighted Average Credited Rate*	Difference	Percent of Total Reserves
1.98%	5.07%	3.09%	4.1%
3.00%	3.61%	0.61%	45.4%
4.00%	4.02%	0.02%	50.5%
3.46%	3.87%	0.41%	100.0%

    *Includes bonuses; excludes the block of business acquired in 2004 from NHIC.

The maturity structure and call provisions of GAFRI's investment asset portfolio are constructed to afford protection against erosion of investment portfolio yields during periods of declining interest rates. GAFRI devotes extensive effort to evaluating the risks associated with falling interest rates by simulating asset and liability cash flows for a wide range of interest rate scenarios. GAFRI seeks to manage these exposures by maintaining a suitable maturity structure and by limiting its exposure to call risk in its investment portfolios.

Variable Annuities  Variable annuity policyholders may choose to invest a portion of their funds in a "fixed" option; these fixed funds represented less than 3% of GAFRI's total insurance reserves at December 31, 2004, and have interest rate risk similar to other fixed annuities.

Equity-Indexed Annuities  Equity-indexed annuities ("EIA's") comprised less than 3% of the Company's insurance reserves at December 31, 2004. EIA's have interest rate risk similar to other fixed annuities. They have contractually guaranteed minimum surrender values, the majority of the asset portfolio backing them is invested in fixed income securities similar to other fixed deferred annuities, and GAFRI seeks to earn a spread on those fixed income assets. GAFRI purchases a relatively small volume of index options, which hedges the policyholders' equity participation making equity market risk insignificant.

The Company believes its exposure to interest rate risk will not result in a material impact on capital, earnings, operations or liquidity. In the unlikely event that a material impact occurs, GAFRI believes that it has adequate resources to meet its liquidity or capital needs (see below).

LIQUIDITY AND CAPITAL RESOURCES

Ratios GAFRI's consolidated debt to capital ratio is shown below (dollars in millions). For purposes of this calculation, consolidated debt includes notes payable and payable to subsidiary trusts; capital represents the sum of consolidated debt and stockholders' equity (excluding unrealized gains on fixed maturity securities).

	December 31,
	2004	2003	2002
Consolidated Debt	$ 363	$ 369	$ 393
Stockholders' Equity	895	805	689
Total Capital	$1,258	$1,174	$1,082

Consolidated Debt to Capital	28.9%	31.4%	36.3%

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2004, the capital ratio of GAFRI's principal insurance subsidiary was 7.0 times its authorized control level RBC.

Sources and Uses of Funds

Parent Holding Company Liquidity  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions from their insurance subsidiaries, Great American Life Insurance Company ("GALIC") and GA Life of Puerto Rico ("GAPR"), bank borrowings and cash and investments on hand. Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC and GAPR in 2005 without prior regulatory approval is $81 million and $42.4 million, respectively. In 2004, GALIC paid $53 million in dividends and GAPR paid $1.5 million in dividends.

In August 2004, the Company replaced its existing credit agreement with a $150 million four-year credit facility. Amounts borrowed bear interest at rates ranging from 1% to 2% over LIBOR based on GAFRI's credit rating. There were no borrowings outstanding at December 31, 2004.

In January 2004, GAFRI raised approximately $84 million through the issuance of 7-1/4% Senior Debentures. The majority of the proceeds were used to retire trust preferred securities with a higher effective interest rate. Under a currently effective shelf registration, GAFRI and AAG Holding can issue a total of approximately $250 million in additional equity or debt securities. All debentures issued by GAFRI are rated investment grade by three nationally recognized rating agencies.

Almost 75% of the combined net proceeds from a $60 million common stock rights offering in September 2003 and a $112.5 million issuance of 30-year Senior Debentures in November 2003 were used to repay borrowings under GAFRI's previous bank credit agreement. The remaining proceeds were used to increase insurance subsidiary capital and for general corporate purposes.

GAFRI believes that it has sufficient resources to meet its liquidity requirements.

Subsidiary Liquidity  The liquidity requirements of GAFRI's insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and expenses, and the payments of dividends and taxes to GAFRI. Historically, cash flows from premiums and investment income have far exceeded the funds needed to meet these requirements without forcing the sale of investments or requiring contributions from GAFRI. Funds received in excess of cash requirements are generally invested in additional marketable securities. In addition, the insurance subsidiaries generally hold an adequate amount of highly liquid, short-term investments.

In GAFRI's annuity business, where profitability is largely dependent on earning a "spread" between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on GAFRI's annuity products. With declining rates, GAFRI receives some protection due to the ability to lower crediting rates, subject to guaranteed minimums.

GAFRI believes its insurance subsidiaries maintain sufficient liquidity to pay claims and benefits and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies.

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

Contractual Obligations  The following table shows an estimate of payments to be made for insurance reserve liabilities, as well as for material contractual obligations (in millions):

	Total	Less than One Year	2-3 Years	4-5 Years	More than 5 Years
Insurance Liabilities	$9,154.1	$1,066.4	$2,400.5	$1,684.7	$4,002.5
Notes Payable	300.0	0.2	0.2	100.2	199.4
Payable to Subsidiary Trusts	62.8	-	-	-	62.8
Operating Leases	33.7	5.4	8.0	3.2	17.1
Total	$9,550.6	$1,072.0	$2,408.7	$1,788.1	$4,281.8

Reserve projections for insurance liabilities in the table above include anticipated cash benefit payments only. The projections were based on historical patterns and expected trends and do not include any impact for future earnings or additional premiums. GAFRI expects operating cash flows to be sufficient to meet these obligations.

GAFRI has no material contractual purchase obligations or other long-term liabilities at December 31, 2004.

Independent Ratings  The Company's principal insurance subsidiaries are rated by A.M. Best, Fitch and Standard & Poor's. Management believes that the ratings assigned by independent insurance rating agencies are important because agents, potential policyholders and school districts often use a company's rating as an initial screening device in considering annuity products. Management believes that (i) a rating in the "A" category by A.M. Best is necessary to successfully market tax-deferred annuities to public education employees and other not-for-profit groups; (ii) a rating in the "A" category by at least one rating agency is necessary to successfully compete in other annuity markets. GAFRI's insurance entities also compete in markets other than the sale of tax-deferred annuities. Ratings are an important competitive factor; management believes that these entities can successfully compete in these markets with their respective ratings.

GAFRI's operations could be materially and adversely affected by ratings downgrades. In connection with recent reviews by independent rating agencies, management indicated that it intends to maintain lower ratios of debt to capital than it has in recent years and intends to maintain the capital of its significant insurance subsidiaries at levels currently indicated by the rating agencies as appropriate for the current ratings. Items that could adversely affect capital levels include (i) an extended period of low interest rates and a resulting significant narrowing of annuity "spread" (the difference between earnings received by the Company on its investments less the amount credited to policyholders' annuity accounts); (ii) investment impairments; (iii) a sustained decrease in the stock market; (iv) adverse mortality or morbidity; and (v) higher than planned dividends paid due to liquidity needs by GAFRI and AAG Holding.

Following are the Company's ratings as of December 31, 2004:

Standard
	A.M. Best	Fitch	& Poor's
GALIC*	A (Excellent)	A+ (Strong)	A- (Strong)
AILIC	A (Excellent)	A+ (Strong)	A- (Strong)
Loyal	A (Excellent)	A+ (Strong)	Not rated
UTA	A- (Excellent)	Not rated	Not rated
GAPR	A (Excellent)	Not rated	Not rated

*GALIC is rated A3 (good financial security) by Moody's.

All of the above ratings carry a "stable" outlook. In evaluating a company, independent rating agencies review such factors as the company's: (i) capital adequacy; (ii) profitability; (iii) leverage and liquidity; (iv) book of business; (v) quality and estimated market value of assets; (vi) adequacy of policy reserves; (vii) experience and competency of management; and (viii) operating profile.

Acquisitions  In May 2004, GAFRI acquired the fixed annuity block of business written by National Health Insurance Company in a reinsurance transaction. In the acquisition, GAFRI was paid a negative ceding commission of $38 million in addition to the reserves that were assumed.

In 2002, GALIC acquired Manhattan National Life Insurance Company ("MNL") for $48.5 million in cash. GAFRI has reinsured 90% of this in-force business.

Investments  Insurance laws restrict the types and amounts of investments that are permissible for life insurers. These restrictions are designed to ensure the safety and liquidity of insurers' investment portfolios.

At December 31, 2004, GAFRI's investment portfolio contained $8.7 billion in "Fixed maturities" classified as available-for-sale. These investments are carried at market value with unrealized gains and losses reported as a separate component of stockholders' equity on an after-tax basis. At December 31, 2004, GAFRI had pretax net unrealized gains of $317 million on fixed maturities and $25 million on equity securities.

GAFRI invests primarily in fixed income investments which, including loans and short-term investments, comprised 97% of its investment portfolio at December 31, 2004. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At December 31, 2004, 94% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At December 31, 2004, GAFRI's mortgage-backed securities ("MBSs") portfolio represented approximately 27% of its investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. Due to the significant decline in the general level of interest rates in recent years, GAFRI has experienced an increase in the level of prepayments on its MBS portfolio; these prepayments have not been reinvested at interest rates comparable to the rates earned on the prepaid MBSs. Partly as a result of this, the overall yield on GAFRI's fixed maturity portfolio dropped from 7.0% at year end 2002 to 6.0% at year end 2004.

More than 95% of GAFRI's MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from the interest rate risk referred to above, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at December 31, 2004, is shown in the following table (dollars in millions). Approximately $47 million of "Fixed Maturities" and $6 million of "Equity Securities" had no unrealized gains or losses at December 31, 2004.

	Securities with Unrealized	Securities with Unrealized
	Gains	Losses
Available-for-sale Fixed Maturities
Market value of securities	$7,001	$1,652
Amortized cost of securities	$6,657	$1,679
Gross unrealized gain or (loss)	$ 344	($ 27)
Market value as % of amortized cost	105%	98%
Number of security positions	1,292	206
Number individually exceeding $2 million gain or loss	9	-
Concentration of gains or (losses) by type or industry
(exceeding 5% of unrealized):
Banks, savings and credit institutions	$ 62.0	($ 0.1)
Gas and electric services	45.9	(1.9)
Mortgage-backed securities	31.8	(15.0)
U.S. Government	15.9	(2.8)
Percentage rated investment grade	94%	96%

	Securities with Unrealized	Securities with Unrealized
	Gains	Losses
Equity securities
Market value of securities	$148.6	$5.1
Cost of securities	$123.1	$5.5
Gross unrealized gain or (loss)	$ 25.5	($0.4)
Market value as % of cost	120.7%	92.7%

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2004, based on their market values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	2%	1%
After one year through five years	18	21
After five years through ten years	42	17
After ten years	16	14
	78	53
Mortgage-backed securities	22	47
	100%	100%

*Excludes $47 million of fixed maturities with no unrealized gains and losses.

GAFRI realized aggregate losses of $3.2 million during 2004 on $173.4 million in sales of fixed maturity securities (6 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2003. Market values of all six of the securities increased an aggregate of $2.6 million from December 31, 2003 to date of sale.

Although GAFRI had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio. None of the securities were sold out of a necessity to raise cash. GAFRI has the ability and intent to hold securities with unrealized losses at December 31, 2004, for a period of time sufficient to allow for a recovery in market value.

The table below (dollars in millions) summarizes the unrealized gains and losses on all securities by dollar amount.
	Aggregate Market Value	Aggregate Unrealized Gain (Loss)	Market Value as % of Cost Basis
Fixed Maturities at December 31, 2004

Securities with unrealized gains:
Exceeding $500,000 (210 issues):	$2,456	$193	108.5%
Less than $500,000 (1,082 issues):	4,545	151	103.4
	$7,001	$344	105.2%

Securities with unrealized losses:
Exceeding $500,000 (14 issues):	$ 287	($ 12)	96.0%
Less than $500,000 (192 issues):	1,365	(15)	98.9
	$1,652	($ 27)	98.4%

	Aggregate Market Value	Aggregate Unrealized Gain (Loss)	Market Value as % of Cost Basis
Equity Securities at December 31, 2004

Securities with unrealized gains:
Exceeding $500,000 (12 issues):	$ 111.9	$ 21.7	124.1%
Less than $500,000 (23 issues):	36.7	3.8	111.6
	$ 148.6	$ 25.5	120.7%

Securities with unrealized losses:
Exceeding $500,000 (- issues):	$ -	$ -	-%
Less than $500,000 (3 issues):	5.1	(0.4)	92.7
	$ 5.1	($ 0.4)	92.7%

The following table (dollars in millions) summarizes the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

	Aggregate Market Value	Aggregate Unrealized Gain(Loss)	Market Value as % of Cost Basis
Fixed Maturities with Unrealized Losses at December 31, 2004

Investment grade with losses for:
One year or less (157 issues):	$1,273	($14)	98.9%
Greater than one year (27 issues):	318	(11)	96.7
	$1,591	($25)	98.5%

Non-investment grade with losses for:
One year or less (12 issues):	$ 44	($ 1)	97.8%
Greater than one year (10 issues):	17	(1)	94.4
	$ 61	($ 2)	96.8%

Equity Securities with Unrealized Losses at December 31, 2004

One year or less (3 issues):	$ 5.1	($0.4)	92.7%
Greater than one year (- issues):	-	-	-
	$ 5.1	($0.4)	92.7%

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

Net realized gains (losses) on investments sold and charges for "other than temporary" impairment on investments held were as follows (in millions):

	Net Realized Gains on Sales	Charges for Impairment	Other (a)	Total
2004	$70.9	($13.4)	($1.3)	$56.2
2003	31.0	(41.4)	1.2	(9.2)
2002	53.1	(97.4)	(1.4)	(45.7)

(a)  Includes adjustments to reflect the impact of realized gains and      losses on the amortization of deferred policy acquisition costs and      to carry derivatives at market.

Higher impairment charges in 2001 through 2003 reflect a rise in corporate defaults in the marketplace resulting from the weakened economy and other factors.

Uncertainties

GAFRI's businesses are subject to various uncertainties, including regulatory, legislative and tax developments. While it is not possible to predict what changes will come in these areas, some could possibly have a material impact on GAFRI and its businesses.

Reinsurance  In the normal course of business, GAFRI's insurance subsidiaries cede reinsurance to other companies under various coinsurance agreements to diversify risk and limit maximum exposure. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, GAFRI's insurance subsidiaries would remain liable. GAFRI reviews the financial condition of its reinsurers and monitors the amount of reinsurance it has with each company. At December 31, 2004, approximately 25% of the Company's total face amount of life insurance in force was reinsured with a single company; this company was rated "A" by A.M. Best at December 31, 2004.

Proposed Tax Law Changes for Retirement and Savings Accounts  Recent federal budget proposals have contained several measures related to private savings. One such proposal would consolidate 401(k), 403(b) and governmental 457 plans into a single plan. Another proposal would create "lifetime savings accounts" that would allow tax-free savings without restrictions on withdrawals. The Company cannot predict whether these proposals will become law, or their impact if adopted.

Proposed State and Local Regulatory Changes  Various competitors, schools and other entities have proposed measures that would restrict product designs and the number of companies qualified to sell annuities to teachers. In addition, certain school districts have proposed charging policy fees to annuity providers. While efforts in these areas have been largely unsuccessful to date, widespread acceptance of such measures could negatively impact GAFRI's 403(b) annuity operations to the extent the Company's access to school districts is limited or reduced, and to the extent policy fees are not recovered by GAFRI.

Proposed Tax Law Changes  The Internal Revenue Service has proposed certain changes to the regulations governing 403(b) annuities. These changes include provisions restricting transfers and placing additional obligations on employers, including school districts. There are also a number of proposals being explored for reform of the federal income tax system. The Company cannot predict whether these changes will be adopted, the final form they might take or the impact on the Company and its business.

Producer Arrangements  In October 2004, the New York State Attorney General brought suit against Marsh and McLennan Companies, Inc. alleging, among other things, that the firm had manipulated the insurance market through specified conduct, including bid rigging and price fixing. As a result, the insurance departments and attorney generals of a number of states, including Ohio, have announced investigations and have begun to issue subpoenas and/or information requests to many insurance companies domiciled or licensed to do business in such states. GALIC and AILIC have received such a request from the Ohio Department of Insurance and one of the Company's Illinois domiciled life insurance companies received a request from the Department of Insurance of that state. The Company cannot estimate the scope or breadth of the issues that may be investigated, their results or time frame in which the reviews might be completed. The Company also cannot predict the impact, if any, that these matters may have on its business or the life insurance industry generally.

As a result of the foregoing activities, the Company conducted a review of its business priorities. Following this review, the Company does not believe that it has engaged in any of the types of conduct described in the Marsh and McLennan suit and the Company believes that its producer agreements and compensation agreements are consistent with applicable laws.

In response to the Marsh and McLennan situation, legislation has been introduced in certain states and is under consideration in others that seeks to regulate compensation arrangements with insurance agents and brokers and the disclosure with respect to those matters. The Company cannot predict whether this type of legislation will be adopted, the form it might take or the impact on the Company and its business.

RESULTS OF OPERATIONS

General  Operating earnings before income taxes increased $83.2 million in 2004 compared to 2003. The 2004 results reflect significantly higher realized gains on investments and improved operating results in each of the Company's lines of business, partially offset by an accounting change and the issuance in late 2003 and early 2004 of long-term debt to pay down lower costing bank debt having a shorter maturity, resulting in higher interest expense in 2004.

Operating earnings before income taxes increased $30.7 million in 2003 compared to 2002. The 2003 results reflect significantly lower realized losses on investments and improved operating results in the Company's life, supplemental insurance and variable annuity operations, partially offset by the effects of lower interest rates on the Company's fixed annuity operations.

The following table summarizes GAFRI's annuity sales (in millions).

Annuities

Annuity Premiums:	2004	2003	2002
Cincinnati Insurance Operations:
Single premium fixed rate annuities Flexible premium fixed rate annuities Single premium variable annuities Flexible premium variable annuities	$472	$557	$ 640
	164	148	135
	34	48	95
	71	74	87
Subtotal Cincinnati Insurance Operations	741	827	957
UTA and GAPR fixed rate annuities	27	42	44
Total annuity premiums	$768	$869	$1,001

Single premium fixed annuity sales decreased in 2004 and 2003 compared to 2002 as the Company continues to maintain its pricing targets and its commission and interest crediting discipline during a period of historically low interest rates.

Variable annuity premiums decreased in 2004 and 2003 compared to 2002, reflecting the Company's decision to offer its variable products in limited markets and with limited features.

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

Premiums	2004	2003	2002
Supplemental insurance products	$239	$222	$191
GA Life of Puerto Rico	71	66	61
Life products	41	44	54
	$351	$332	$306

Benefits
Supplemental insurance products	$184	$170	$157
GA Life of Puerto Rico	34	34	31
Life products	47	47	57
	$265	$251	$245

The increase in premiums and benefits for the supplemental insurance products represents the addition of new distribution sources. The increase in supplemental insurance product benefits, due to higher premiums, was partially offset by favorable experience on the Medicare supplement products in 2003 compared to 2002.

In May 2004, GALIC's life division ceased issuing policies due to inadequate volume and returns. GAFRI will continue to service and accept renewal premiums on its in-force block of these policies. The Company will also continue to sell life products through its supplemental insurance operations and GA Life of Puerto Rico.

Net Investment Income  Net investment income increased $23.9 million (5%) in 2004 compared to 2003. An increase in average invested assets of more than $800 million (10%), due primarily to the acquisition of the National Health block of annuities, was partially offset by a lower yield on GAFRI's investment portfolio. The yield on GAFRI's fixed maturity portfolio was approximately 6.0% at December 31, 2004 compared to approximately 6.2% at December 31, 2003 and 7.0% at December 31, 2002.

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

Realized gains (losses) on investments included provisions for other than temporary impairment on securities still held as follows: $13.4 million, $41.4 million and $97.4 million for the years ended 2004, 2003 and 2002, respectively.

Goodwill Impairment

Goodwill impairment reflects a third quarter 2004 pretax charge of $4 million related to an insurance agency subsidiary (see Note F).

Retirement of Subsidiary Trust Debt

Loss on retirement of subsidiary trust debt reflects pretax losses on repurchases of $27.2 million principal amount of the Company's 8-7/8% trust preferred securities in the first quarter of 2004.

Other Income  Other income increased $21.3 million (24%) in 2004 compared to 2003 due primarily to (i) increased real estate revenues due primarily to an acquisition; (ii) increased surrender fee income on GAFRI's fixed annuity operations (including the National Health block acquired in May 2004); (iii) increased life policy charges and (iv) higher fees earned on GAFRI's variable annuity business due to higher average variable annuity asset balances.

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

	2004	2003	2002
Other income	$51.0	$43.3	$41.2
Other expenses:
Operating expenses	35.9	29.6	28.2
Depreciation	7.6	6.4	5.9

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues additional reserves for (i) accrued persistency and premium bonuses and (ii) excess benefits expected to be paid on future deaths and annuitizations ("EDAR"). Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect these additional reserves. In 2004, EDAR was increased by approximately $5 million due to trends in actual experience.

Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. Management believes that significant changes in projected investment yields could result in charges (or credits) to earnings in the period the projections are modified.

The increase in annuity benefits in 2004 compared to 2003 reflects the acquisition of the block of NHIC business.

Insurance Acquisition Expenses  Insurance acquisition expenses include amortization of DPAC as well as a portion of commissions on sales of insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired.

Insurance acquisition expenses in 2004 included $5.1 million of net reductions relating to trends in actual experience ($7.7 million of DPAC unlocking, partially offset by $2.6 million of unearned revenue unlocking). The increase in insurance acquisition expenses in 2003 is due primarily to the continued narrowing of spreads in GAFRI's fixed annuity operations and an increase of in-force annuity and supplemental health policies. Insurance acquisition expenses in 2003 included $15.2 million of net charges related to spread narrowing ($19.7 million of DPAC unlocking, partially offset by $4.5 million of unearned revenue unlocking).

Included in 2002 were DPAC write-offs of $13.5 million related to variable annuities resulting from the actual performance of the equity markets and a reduction of assumed future returns and $4 million related primarily to adverse mortality in the Company's life operations. Partially offsetting this write-off was a reduction of approximately $7 million in DPAC amortization on fixed annuities relating to decreases in crediting rates on certain fixed annuity products.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to further write-

offs of DPAC in the future.

Interest on Subsidiary Trust Obligations  The decrease in interest on subsidiary trust obligations in 2004 compared to 2003 reflects the Company's March 2004 redemption of its 9-1/4% TOPrS and the first quarter 2004 publicly negotiated repurchases of $27.2 million principal amount of its 8-7/8% preferred securities.

Other Interest and Debt Expenses  The increase in other interest and debt expenses in 2004 compared to 2003 reflects the first quarter 2004 issuance of 7-1/4% Senior Debentures and the paydown of lower interest rate bank debt.

The increase in 2003 compared to 2002 reflects the paydown of lower interest rate bank debt with proceeds from a 7-1/2% Senior Debenture offering in the fourth quarter of 2003.

Other Expenses  Other expenses increased $9.3 million (6%) in 2004 compared to 2003 due primarily to an increase in real estate expenses resulting primarily from an acquisition.

Income Taxes  The provision for income taxes in all periods presented reflects the effects of non-taxable foreign operations. In 2002, the provision for income taxes also reflects the effect ($3.3 million) of reductions in the valuation allowance associated with certain deferred tax assets (see Note K).

Cumulative Effect of Accounting Changes  In January 2004, GAFRI recorded an after-tax charge of $2.2 million resulting from the implementation of Statement of Position ("SOP") 03-1. The most significant effect to GAFRI is a change in accounting for assets and liabilities related to two-tier annuities and persistency bonuses. As a result of adopting the SOP, unamortized insurance acquisition costs increased by $50 million and annuity benefits accumulated increased by $54 million.

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

Accounting
Standard	Subject of Standard (Year Implemented)	Reference
SOP 03-1	Nontraditional Long Duration Contracts and Separate Contracts (2004)
SFAS #123(R)	Share-Based Payments (2005)	"Stock-Based Compensation"

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

The following table provides information at December 31, 2004 and 2003, about GAFRI's "available-for-sale" fixed maturity investments that are sensitive to interest rate risk. These tables show (dollars in millions) principal cash flows and related weighted-average interest rates by expected maturity date for each of the five subsequent years and for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBSs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.
	December 31, 2004		December 31, 2003
	Principal			Principal
	Cash Flows	Rate		Cash Flows	Rate
2005	$ 393	6.9%	2004	$ 472	7.3%
2006	436	6.4	2005	753	5.0
2007	635	5.8	2006	569	6.9
2008	559	6.2	2007	455	7.2
2009	464	7.1	2008	447	7.4
Thereafter	5,849	5.8	Thereafter	4,845	6.1

Total	$8,336	6.0%	Total	$7,541	6.2%

Fair Value	$8,700		Fair Value	$7,845

Annuity Contracts  Substantially all of GAFRI's fixed rate annuity contracts permit GAFRI to change crediting rates (subject to minimum interest rate guarantees as determined by applicable law) enabling management to react to changes in market interest rates. In the fourth quarter of 2003, GAFRI began issuing products with guaranteed minimum crediting rate of less than 3% in states where required approvals have been received. At December 31, 2004, approximately 4% of annuity benefits accumulated related to policies with a minimum crediting rate of less then 3%. The remaining balance was split almost evenly between policies with minimum guarantee rates of 3% and 4%. Actuarial assumptions used to estimate DPAC and certain annuity liabilities, as well as GAFRI's ability to maintain spread, could be impacted if the current interest rate environment continues for an extended period and causes policyholder behavior to be altered. Management believes GAFRI's spreads will likely begin to stabilize in 2005 and increase slightly thereafter.

Projected payments in each of the next five years and for all years thereafter on GAFRI's fixed annuity liabilities at December 31 are as follows (dollars in millions):
						There		Fair
	First	Second	Third	Fourth	Fifth	after	Total	Value
2004	$753	$952	$872	$772	$718	$4,003	$8,070	$7,747
2003	$610	$710	$870	$740	$690	$3,355	$6,975	$6,781

Approximately 40% of GAFRI's fixed annuity liabilities at December 31, 2004, were two-tier in nature in that policyholders can receive a higher amount if they annuitize rather than surrender their policy, even if the surrender charge period has expired. At December 31, 2004, the average stated crediting rate on the in-force block of GAFRI's principal fixed annuity products was approximately 3.9%. The current stated crediting rates (excluding bonus interest) on new sales of GAFRI's products generally range from 2.5% to 3.2%. GAFRI estimates that its effective weighted-average crediting rate on its in-force business over the next five years will approximate 3.6%. This rate reflects actuarial assumptions as to: (i) expected investment spreads; (ii) deaths; (iii) annuitizations; (iv) surrenders; and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

GAFRI's equity-indexed fixed annuities represented less than 3% of GAFRI's insurance reserves at December 31, 2004. These annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products through the purchase of call options on the appropriate index. The Company's strategy is designed so that an increase in the liabilities due to an increase in the market index will be substantially offset by unrealized and realized gains on the call options purchased by the Company. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Adjusting these derivatives to market value had a net effect of less than 1% of annuity benefits in 2004 and 2003. In 2002, GAFRI chose to suspend new sales of equity-indexed annuities due primarily to lack of volume.

Debt and Preferred Securities  The following table shows scheduled principal payments on fixed rate long-term debt of GAFRI and related weighted-average interest rates for the next five years and for all years thereafter (in millions):

	December 31, 2004		December 31, 2003
	Scheduled			Scheduled
	Principal			Principal
	Payments	Rate		Payments	Rate
2005 through 2009	$100.7	5.3%	2004 through 2008	$100.7	5.8%
Thereafter	199.3	7.4%	Thereafter	113.3	7.5%

Total	$300.0	6.7%	Total	$214.0	6.7%

Fair Value	$314.1		Fair Value	$220.4

GAFRI has entered into interest rate swaps which effectively convert its 6-7/8% Senior Notes maturing in 2008 to a floating rate of 3-month LIBOR plus 2.9%. At December 31, 2004, the effective interest rate on this debt was approximately 5.4%.

At December 31, 2004, GAFRI had no borrowings outstanding on its new variable-rate bank credit facility entered into in August 2004. GAFRI had $63 million and $155 million of subsidiary trust preferred securities outstanding at December 31, 2004 and 2003, respectively, none of which is scheduled for maturity or mandatory redemption during the next five years; the weighted-average interest rate on these trust securities at December 31, 2004 and 2003 was 8.4% and 8.8%, respectively.

ITEM 8

Please refer to "Forward-Looking Statements" following the index in front of this Form 10-K.

Financial Statements and Supplementary Data

PAGE

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet:
December 31, 2004 and 2003	F-2

Consolidated Income Statement:
Years Ended December 31, 2004, 2003 and 2002	F-3

Consolidated Statement of Changes in Stockholders' Equity:
Years Ended December 31, 2004, 2003 and 2002	F-4

Consolidated Statement of Cash Flows:
Years Ended December 31, 2004, 2003 and 2002	F-5

Notes to Consolidated Financial Statements	F-6

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

GAFRI's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including GAFRI's principal executive officer and principal financial officer, GAFRI conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2004, based on the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting GAFRI's evaluation of the effectiveness of its internal control over financial reporting, GAFRI has excluded the 2004 acquisition of the fixed annuity business of National Health Insurance Company. Under applicable rules, we were not required to test internal controls with respect to the NHIC block for the report as of December 31, 2004. This acquisition constituted less than 7% of total assets as of December 31, 2004, and less than 3% of total revenues and less than 2% of net earnings for the year then ended. Refer to Note C to the consolidated financial statements for further discussion of this acquisition.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on GAFRI's evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is set forth below.

Great American Financial Resources, Inc.

March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Great American Financial Resources, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Great American Financial Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Great American Financial Resources, Inc.'s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the fixed annuity business of National Health Insurance Company, which is included in the 2004 consolidated financial statements of Great American Financial Resources, Inc. and constituted less than 7% of total assets as of December 31, 2004 and less than 3% of total revenues and less than 2% of net earnings for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because the Company acquired this entity during 2004. Our audit of internal control over financial reporting of GAFRI also did not include an evaluation of the internal control over financial reporting of the entity referred to above.

In our opinion, management's assessment that Great American Financial Resources Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Great American Financial Resources Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Great American Financial Resources, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 9, 2005 expressed an unqualified opinion thereon.
Cincinnati, Ohio	/s/Ernst & Young LLP
March 9, 2005	Ernst & Young LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Great American Financial Resources, Inc.

We have audited the accompanying consolidated balance sheet of Great American Financial Resources, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great American Financial Resources, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes B and F to the consolidated financial statements, in 2002, the Company implemented Statement of Financial Accounting Standard No. 142, which required a change in the method of accounting for goodwill, and in 2004, the Company implemented Statement of Position 03-1, which required a change in the method of accounting for certain nontraditional long duration insurance contracts and separate accounts.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Great American Financial Resources, Inc.'s internal control over financial reporting as of December 31, 2004, based upon criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Cincinnati, Ohio

March 9, 2005

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)
	December 31,
	2004	2003
Assets
Investments:
Fixed maturities:
Available-for-sale - at market
(amortized cost - $8,383.2 and $7,568.3)	$ 8,700.1	$7,845.2
Trading securities - at market	292.2	195.4
Equity securities - at market
(cost - $134.1 and $45.9)	159.2	83.4
Mortgage loans on real estate	22.4	15.8
Real estate	108.8	79.4
Policy loans	250.2	215.6
Short-term investments	145.7	143.4
Total investments	9,678.6	8,578.2

Cash	24.5	20.6
Accrued investment income	115.6	100.5
Unamortized insurance acquisition costs	841.2	729.0
Reinsurance recoverable	327.6	206.6
Other assets	114.5	105.8
Variable annuity assets (separate accounts)	620.0	568.4

	$11,722.0	$10,309.1

Liabilities and Capital
Annuity benefits accumulated	$ 8,069.7	$ 6,974.6
Unearned revenue	110.4	114.8
Life, accident and health reserves	1,084.4	1,018.9
Notes payable	300.0	214.0
Payable to subsidiary trusts (issuers of preferred securities)	62.8	155.0
Payable to affiliates, net	115.3	94.2
Deferred taxes on unrealized gains	98.9	84.2
Accounts payable, accrued expenses and other
liabilities	191.4	142.5
Variable annuity liabilities (separate accounts)	620.0	568.4
Total liabilities	10,652.9	9,366.6

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-47,062,384 and 46,978,151 shares outstanding	47.1	47.0
Capital surplus	407.1	406.0
Retained earnings	424.0	326.9
Unrealized gains on marketable securities, net	190.9	162.6
Total stockholders' equity	1,069.1	942.5

	$11,722.0	$10,309.1

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenues:
Life, accident and health premiums	$ 351.4	$331.9	$305.7
Net investment income	534.8	510.9	527.8
Realized gains (losses) on:
Investments	56.2	(9.2)	(45.7)
Goodwill impairment	(4.0)	-	-
Retirement of subsidiary trust debt	(1.3)	-	-
Other income	108.3	87.0	95.4
	1,045.4	920.6	883.2
Costs and Expenses:
Annuity benefits	313.6	295.0	301.0
Life, accident and health benefits	264.7	250.7	245.3
Insurance acquisition expenses, net	118.5	121.3	114.5
Interest on subsidiary trust obligations	6.7	13.7	13.0
Other interest and debt expenses	20.7	11.2	10.8
Other expenses	168.4	159.1	159.7
	892.6	851.0	844.3

Operating earnings before income taxes	152.8	69.6	38.9
Provision for income taxes	48.8	19.9	5.0

Income before accounting changes	104.0	49.7	33.9

Cumulative effect of accounting changes, net of tax	(2.2)	-	(17.7)

Net Income	$ 101.8	$ 49.7	$ 16.2

Basic earnings per common share:
Income before accounting changes	$2.21	$1.14	$0.80
Accounting changes	(0.05)	-	(0.42)
Net income	$2.16	$1.14	$0.38

Diluted earnings per common share:
Income before accounting changes	$2.19	$1.13	$0.79
Accounting changes	(0.04)	-	(0.41)
Net income	$2.15	$1.13	$0.38

Average number of common shares:
Basic	47.1	43.7	42.4
Diluted	47.3	43.8	42.7

Cash dividends per common share	$0.10	$0.10	$0.10

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)

	Year ended December 31,
	2004	2003	2002
Common Stock:
Balance at beginning of year	$ 47.0	$ 42.4	$ 42.3
Common Stock issued	0.1	4.6	0.2
Common Stock retired	-	-	(0.1)
Balance at end of year	$ 47.1	$ 47.0	$ 42.4

Capital Surplus:
Balance at beginning of year	$406.0	$347.6	$346.7
Common Stock issued	2.0	58.9	2.4
Common Stock retired	(0.9)	(0.5)	(1.5)
Balance at end of year	$407.1	$406.0	$347.6

Retained Earnings:
Balance at beginning of year	$326.9	$281.9	$270.0
Net income	101.8	49.7	16.2
Common dividends declared	(4.7)	(4.7)	(4.3)
Balance at end of year	$424.0	$326.9	$281.9

Unrealized Gains, Net:
Balance at beginning of year	$162.6	$180.0	$ 89.8
Change during year	28.3	(17.4)	90.2
Balance at end of year	$190.9	$162.6	$180.0

Comprehensive Income:
Net Income	$101.8	$ 49.7	$ 16.2
Other comprehensive income (loss) - change
in net unrealized gains on marketable securities	28.3	(17.4)	90.2
Comprehensive income	$130.1	$ 32.3	$106.4

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Year ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$101.8	$ 49.7	$ 16.2
Adjustments:
Cumulative effect of accounting changes	2.2	-	17.7
Increase in life, accident and health reserves	66.9	118.8	70.0
Benefits to annuity policyholders	313.6	295.0	301.0
Amortization of insurance acquisition costs	85.9	90.5	87.3
Depreciation and amortization	33.4	19.9	16.8
Realized (gains) losses on investments	(56.2)	9.2	45.7
Realized loss on goodwill impairment	4.0	-	-
Realized losses on retirement of subsidiary trust debt	1.3	-	-
Net trading portfolio activity	(95.1)	10.5	-
Increase in insurance acquisition costs	(120.1)	(148.2)	(170.2)
Increase in reinsurance recoverable	(20.9)	(72.6)	(24.4)
Decrease (increase) in other assets	(6.6)	16.7	0.1
Increase (decrease) in other liabilities	9.2	(14.2)	(22.0)
Increase (decrease) in payable to affiliates, net	20.3	31.8	(29.8)
Other, net	(2.3)	1.3	6.0
	337.4	408.4	314.4

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(3,230.1)	(5,537.7)	(3,880.2)
Equity securities	(86.3)	(17.4)	(7.4)
Real estate, mortgage loans and other assets	(43.5)	(8.4)	(17.6)
Purchase of subsidiary	-	-	(48.5)
Cash and short-term investments of businesses
acquired, net	26.6	-	4.9
Maturities and redemptions of fixed maturity
investments	818.2	1,190.8	1,289.3
Sales of:
Fixed maturity investments	2,188.8	3,449.0	2,191.4
Equity securities	54.4	27.5	4.1
Real estate, mortgage loans and other assets	1.0	3.5	7.0
Decrease (increase) in policy loans	(4.0)	(0.7)	4.5
	(274.9)	(893.4)	(452.5)

Cash Flows from Financing Activities:
Fixed annuity receipts	686.2	788.2	874.5
Annuity surrenders, benefits and withdrawals	(729.8)	(572.0)	(549.9)
Net transfers from variable annuity assets	1.4	1.0	20.8
Additions to notes payable	83.5	116.7	27.5
Reductions of notes payable	(0.2)	(156.8)	(0.2)
Issuance of Common Stock	1.7	63.0	2.6
Retirement of Common Stock	(0.9)	-	(1.6)
Issuance of trust preferred securities	-	19.4	-
Repurchase of trust preferred securities	(93.5)	(8.0)	-
Cash dividends paid	(4.7)	(4.7)	(4.3)
	(56.3)	246.8	369.4

Net increase (decrease) in cash and short-term investments	6.2	(238.2)	231.3
Beginning cash and short-term investments	164.0	402.2	170.9
Ending cash and short-term investments	$ 170.2	$ 164.0	$ 402.2

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES
A. Description of the Company	K. Income Taxes
B. Summary of Significant Accounting Policies	L. Leases
C. Acquisitions	M. Contingencies
D. Segments of Operations	N. Statutory Information
E. Investments	O. Additional Information
F. Goodwill	P. Quarterly Financial Data
G. Unamortized Insurance Acquisition Costs	(Unaudited)
H. Notes Payable
I. Payable to Subsidiary Trusts (Issuers of Preferred Securities)
J. Stockholders' Equity

A.  DESCRIPTION OF THE COMPANY

Great American Financial Resources, Inc. ("GAFRI" or "the Company"), through its subsidiaries, markets fixed and variable annuities, and various forms of supplemental and life insurance through independent agents, payroll deduction plans, financial institutions and in-home sales.

American Financial Group, Inc. ("AFG") and its subsidiaries owned 82% of GAFRI's Common Stock at December 31, 2004.

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

F-6

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

Derivatives  Derivatives included in GAFRI's balance sheet consist primarily of (i) the interest component of certain life reinsurance contracts (included in other liabilities), (ii) interest rate swaps (included in Notes Payable), (iii) the equity-based component of certain annuity products (included in annuity benefits accumulated), and (iv) related call options (included in other assets) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products. Changes in the fair value of derivatives are included in current earnings.

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

Goodwill  Goodwill represents the excess of cost of subsidiaries over GAFRI's equity in their underlying net assets and is included in "Other Assets." Prior to 2002, goodwill was amortized over periods of 20 to 40 years. Effective January 1, 2002, GAFRI implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized but is subject to an impairment test at least annually. As required under SFAS No. 142, GAFRI completed the transitional test for goodwill impairment (as of January 1, 2002) in the fourth quarter of 2002. The resulting write-down was reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle. An additional impairment charge was recorded in the third quarter of 2004 (see Note F).

Reinsurance  In the normal course of business, GAFRI's insurance subsidiaries cede reinsurance to other companies under various coinsurance agreements to diversify risk and limit maximum exposure. These transactions may also provide a source of additional capital and liquidity. GAFRI remains obligated for amounts ceded in the event that the reinsurers do not meet their obligations. GAFRI reviews the financial condition of its reinsurers and monitors the amount of reinsurance it has with each company.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Insurance Acquisition Costs and Expenses  Unamortized insurance acquisition costs consist of deferred policy acquisition costs ("DPAC") and the present value of future profits on business in force ("VOBA") of acquired insurance companies.

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

DPAC related to annuities and universal life insurance products is deferred to the extent deemed recoverable and amortized, with interest, in relation to the present value of expected gross profits on the policies. Expected gross profits consist principally of estimated future investment margin (estimated future net investment income less interest credited on policyholder funds) and surrender, mortality, and other life and variable annuity policy charges, less death and annuitization benefits in excess of account balances and estimated future policy administration expenses.

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

Following the adoption of Statement of Position ("SOP") 03-1, reserves for two-tier annuities (annuities with different stated account values depending on whether a policyholder annuitizes, dies or surrenders) are now recorded at the lower-tier value plus additional reserves for (i) accrued persistency and premium bonuses and (ii) excess benefits expected to be paid on future deaths and annuitizations ("EDAR") that require payment of the upper-tier value. The liability for EDAR is accrued for and modified using assumptions consistent with those used in determining DPAC and DPAC amortization, except that accruals are in relation to the present value of total expected assessments. Total expected assessments consist principally of estimated future investment margin, surrender, mortality, and other life and variable annuity policy charges, and unearned revenues once they are recognized as income. The liability for unearned revenues relating to certain policy charges representing compensation for future services is recognized as income using the same assumptions and estimated gross profits used to amortize DPAC.

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

Payable to Subsidiary Trusts (Issuers of Preferred Securities)  Under revised Financial Interpretation ("FIN") No. 46, GAFRI deconsolidated two wholly-owned subsidiary trusts (formed prior to 2003) because they are variable interest entities in which GAFRI is not considered to be the primary beneficiary. These subsidiary trusts were formed to issue preferred securities and, in turn, purchase a like amount of subordinated debt from their parent company, which provides interest and principal payments to fund the respective trust obligations. Accordingly, the subordinated debt due to the trusts is shown as a liability in the Balance Sheet. Implementation of FIN 46 with respect to the preferred securities had no effect on earnings.

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

Stock-Based Compensation  As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," GAFRI accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under GAFRI's employee, agents and director stock option plans, options are granted at exercise prices equal to the fair value of the shares at the date of grant. No compensation expense is recognized for stock option grants.

The following table illustrates the effect on net income and earnings per share had compensation cost been recognized and determined based on the fair values at grant dates consistent with the method prescribed by SFAS No. 123. See Note J "Stockholders' Equity" for further information on stock options.

For SFAS No. 123 purposes, the "fair value" of $4.63 per option granted in 2004, $4.80 in 2003 and $6.23 in 2002 was calculated using the Black-Scholes option pricing model and the following assumptions: dividend yield of less than 1%; expected volatility of 20% for 2004, 2003 and 2002; risk-free interest rate of 4% for 2004, 3% for 2003 and 5% for 2002; and expected option life of 7.5 years. There is no single reliable

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value."
	2004	2003	2002
Net income, as reported	$101.8	$49.7	$16.2
Pro forma stock option expense, net of tax	(2.2)	(1.6)	(1.3)

Adjusted net income	$ 99.6	$48.1	$14.9

Earnings per share (as reported):
Basic	$2.16	$1.14	$0.38
Diluted	$2.15	$1.13	$0.38

Earning per share (adjusted):
Basic	$2.11	$1.10	$0.35
Diluted	$2.11	$1.10	$0.35

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payments." SFAS 123(R) revises SFAS 123 and eliminates the use of the intrinsic value method prescribed by APB 25. Under SFAS 123(R), companies must recognize compensation expense for all new share-based awards (including employee stock options), and the nonvested portions of prior awards, based on their fair value at the date of grant. GAFRI expects to implement the new standard on July 1, 2005 on a prospective basis. After that date, all share-based grants will be recognized as compensation expense over the vesting period. While GAFRI currently uses the Black-Scholes pricing model to measure the fair value of stock options for purposes of disclosing pro forma earnings, the use of other models is also permitted. GAFRI has not yet determined which model it will use to measure the fair value of future stock option grants.

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

Earnings Per Share  Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options (in millions): 2004 - 0.2 million shares, 2003 - 0.1 million shares and 2002 - 0.3 million shares.

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

Fair Value of Financial Instruments  Methods and assumptions used in estimating fair values are described in Note O to the financial statements. These fair values represent point-in-time estimates of value that might not be particularly relevant in predicting GAFRI's future earnings or cash flows.

C.  ACQUISITIONS

In May 2004, GAFRI acquired the fixed annuity block of business of National Health Insurance Company ("NHIC") (see Note N). At the date of acquisition, the block consisted of approximately 33,000 policies with GAAP reserves of approximately $720 million.

In June 2002, GAFRI acquired Manhattan National Life Insurance Company ("MNL") from a subsidiary of Conseco, Inc. for $48.5 million in cash. At the date of acquisition, MNL had more than 90,000 policies in force (primarily term life). GAFRI has reinsured 90% of the business in force.

D.  SEGMENTS OF OPERATIONS

GAFRI's life and annuity operations offer fixed and variable annuity products. GAFRI's annuity products are sold through managing general agents and independent agents to employees of primary and secondary educational institutions, hospitals and in the non-qualified markets. Traditional term and universal life insurance products had been marketed through national marketing organizations. In the second quarter of 2004, GAFRI suspended new sales of these life insurance products due to inadequate volume and returns. The Company will continue to service its in-force block of these policies. The Company continues to sell life products through its supplemental insurance operations and GA Life of Puerto Rico (see below).

GAFRI's supplemental insurance businesses (United Teacher Associates Insurance Company ("UTA") and Loyal American Life Insurance Company) offer a variety of limited benefit policies to supplement primary health insurance and other insurance coverage. UTA offers its products through independent agents.

GA Life of Puerto Rico ("GAPR") sells in-home life and supplemental health products through a network of company-employed agents. It also sells other life products through independent agents. Sales in Puerto Rico accounted for approximately 20% of GAFRI's life, accident and health premiums in 2004.

Corporate and other consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company).

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following tables show (in millions) GAFRI's assets, revenues and operating profit by significant business segment.

Assets	2004	2003	2002
Fixed annuity products	$ 8,744.9	$7,590.6	$7,027.0
Variable annuity products	902.0	855.9	728.5
Life products	640.2	628.7	573.0
Real estate operations	108.8	79.4	78.6
Total life and annuity products	10,395.9	9,154.6	8,407.1

Supplemental insurance products	1,000.6	862.7	801.4
GA Life of Puerto Rico	317.0	288.6	265.3
Corporate and other	8.5	3.2	12.4
Total assets per balance sheet	$11,722.0	$10,309.1	$9,486.2

Revenues
Fixed annuity products	$ 465.5	$ 440.8	$ 466.2
Variable annuity products	23.4	21.7	19.3
Life products	77.9	77.2	91.6
Real estate operations	51.0	43.3	41.2
Total life and annuity products	617.8	583.0	618.3

Supplemental insurance products	284.8	261.6	230.7
GA Life of Puerto Rico	82.0	76.7	71.5
Corporate and other	9.9	8.5	8.4
Total operating revenues	994.5	929.8	928.9

Realized gains (losses)	50.9	(9.2)	(45.7)
Total revenues per income statement	$ 1,045.4	$ 920.6	$ 883.2

Operating profit - pretax
Fixed annuity products	$ 88.1	$ 76.9	$ 126.3
Variable annuity products	1.8	4.2	(12.8)
Life products	(1.6)	(10.8)	(22.5)
Real estate operations - operating cash flow	15.1	13.7	13.0
Real estate operations - depreciation	(7.6)	(6.4)	(5.9)
Total life and annuity products	95.8	77.6	98.1

Supplemental insurance products	24.8	20.3	7.6
GA Life of Puerto Rico	15.3	12.5	11.7
Corporate and other	(34.0)	(31.6)	(32.8)
Pretax earnings from operations	101.9	78.8	84.6

Realized gains (losses)	50.9	(9.2)	(45.7)
Total pretax income per income statement	$ 152.8	$ 69.6	$ 38.9

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

E.  INVESTMENTS

Fixed maturity investments classified as available-for-sale at December 31, consisted of the following (in millions):
	2004				2003
	Amortized	Market	Gross Unrealized		Amortized	Market	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses
Fixed maturities:
United States Government
and government agencies
and authorities	$ 627.2	$ 640.3	$ 15.9	($ 2.8)	$ 710.1	$ 726.4	$ 18.7	($ 2.4)
States, municipalities and
political subdivisions	215.7	226.3	11.1	(0.5)	200.8	214.6	14.7	(0.9)
Foreign governments	24.8	25.5	0.7	-	28.8	29.6	1.1	(0.3)
Public utilities	742.5	785.1	44.6	(2.0)	747.3	790.8	46.7	(3.2)
Mortgage-backed securities	2,304.4	2,321.2	31.8	(15.0)	2,277.7	2,277.3	32.2	(32.6)
All other corporate	4,449.2	4,679.9	237.3	(6.6)	3,582.9	3,782.6	209.6	(9.9)
Redeemable preferred stocks	19.4	21.8	2.9	(0.5)	20.7	23.9	3.2	-
	$8,383.2	$8,700.1	$344.3	($27.4)	$7,568.3	$7,845.2	$326.2	($49.3)

The following table shows gross unrealized losses on fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31 (in millions).
	2004

	Twelve Months or Less			More than Twelve Months
	Unrealized Loss	Market Value	Market as % of Cost	Unrealized Loss	Market Value	Market as % of Cost
Fixed maturities:
United States Government
and government agencies
and authorities	($ 1.6)	$ 344.7	100%	($1.2)	$ 37.4	97%
States, municipalities and
political subdivisions	-	7.1	100	(0.5)	13.8	97
Public utilities	(1.6)	78.0	98	(0.4)	16.9	98
Mortgage-backed securities	(5.9)	539.8	99	(9.1)	234.2	96
All other corporate	(5.6)	341.1	98	(1.0)	32.8	97
Redeemable preferred stock	(0.5)	6.4	93	-	-	-
	($15.2)	$1,317.1	99%	($12.2)	$335.1	96%

	2003

	Twelve Months or Less			More than Twelve Months
	Unrealized Loss	Market Value	Market as % of Cost	Unrealized Loss	Market Value	Market as % of Cost
Fixed maturities:
United States Government
and government agencies
and authorities	($ 2.4)	$ 154.0	98%	$ -	$ 0.1	100%
States, municipalities and
political subdivisions	-	14.2	100	(0.9)	14.1	94
Foreign government	(0.3)	12.1	98	-	-	-
Public utilities	(2.5)	58.5	96	(0.7)	14.4	95
Mortgage-backed securities	(32.0)	1,429.4	98	(0.6)	7.6	93
All other corporate	(4.5)	309.3	99	(5.4)	72.3	93
	($41.7)	$1,977.5	98%	($7.6)	$108.5	93%

At December 31, 2004, gross unrealized losses in the 2004 table above relate to 206 securities with no single unrealized loss in excess of $1.6 million. Investment grade securities (as determined by nationally recognized rating agencies) represented about 92% and 96% of the total unrealized loss and market value, respectively. Of the mortgage-backed securities, more than 96% of the losses relate to AAA rated

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

securities. Management believes that GAFRI will recover its cost basis in the securities having unrealized losses at December 31, 2004. GAFRI has the ability and intent to hold such securities until they recover in value or mature.

The table below sets forth the scheduled maturities of GAFRI's fixed maturity investments based on market value as of December 31. Asset-backed securities and other securities with sinking funds are reported at average maturity. Data based on amortized cost is generally the same. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. Mortgage-backed securities had an average life of approximately six and one-half years at December 31, 2004 and December 31, 2003.
Maturity	2004	2003
One year or less	2%	2%
After one year through five years	18	20
After five years through ten years	37	33
After ten years	16	16
	73	71
Mortgage-backed securities	27	29
	100%	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

At December 31, 2004, GAFRI had no single investment in excess of 10% of stockholders' equity except for certain investments guaranteed by the U.S. Government or government agencies.

Realized gains (losses) and changes in unrealized appreciation (depreciation) on fixed maturity, equity security and other investments are summarized as follows (in millions):
	Fixed	Equity		Tax
	Maturities	Securities	Other	Effects	Total
2004
Realized	$ 4.4	$50.0	$1.8	($19.7)	$36.5
Change in unrealized	40.0	(12.4)	-	(9.3)	18.3

2003
Realized	($15.2)	$5.7	$0.3	$ 3.3	($ 5.9)
Change in unrealized	(10.1)	11.0	-	(0.4)	0.5

2002
Realized	($45.2)	($0.7)	$0.2	$16.0	($29.7)
Change in unrealized	158.0	5.3	-	(55.6)	107.7

Gross gains and losses on fixed maturity transactions included in GAFRI's Consolidated Statement of Cash Flows consisted of the following (in millions):

	2004	2003	2002
Gross gains	$35.0	$59.1	$ 74.0
Gross losses	(30.6)	(74.3)	(119.2)

Unrealized Gains on Marketable Securities, Net  In addition to adjusting securities considered available-for-sale to fair value, SFAS 115, "Accounting for Certain

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Investments in Debt and Equity Securities," requires that certain other balance sheet amounts be adjusted to the extent that unrealized gains and losses from securities would result in adjustments had these gains or losses actually been realized. The components of the Consolidated Balance Sheet caption "Unrealized gains on marketable securities, net" in stockholders' equity are summarized as follows (in millions):
	Unadjusted		Adjusted
	Asset	Effect of	Asset
	(Liability)	SFAS 115	(Liability)
2004
Fixed maturities	$8,383.2	$316.9	$8,700.1
Equity securities	134.1	25.1	159.2
Unamortized insurance acquisition
costs	900.7	(59.5)	841.2
Annuity benefits accumulated	(8,067.0)	(2.7)	(8,069.7)
Unearned revenue	(120.4)	10.0	(110.4)
Deferred taxes on unrealized gains	-	(98.9)	(98.9)

Unrealized gains		$190.9

2003
Fixed maturities	$7,568.3	$276.9	$7,845.2
Equity securities	45.9	37.5	83.4
Unamortized insurance acquisition
costs	796.6	(67.6)	729.0
Annuity benefits accumulated	(6,965.7)	(8.9)	(6,974.6)
Unearned revenue	(123.7)	8.9	(114.8)
Deferred taxes on unrealized gains	-	(84.2)	(84.2)

Unrealized gains		$162.6

Real Estate  A portion of GAFRI's investment portfolio has historically been comprised of certain real estate investments. These real estate investments are generally acquired with the intention of owning and operating them for a long term holding period.

The table below summarizes the real estate investments in GAFRI's portfolio at December 31, 2004.

Property	Description

Chatham Bars Inn - Chatham,MA	Resort Hotel

Sailfish Marina - Palm Beach Shores, FL	Marina, Hotel and Restaurant

Driskill Hotel - Austin, TX	Historic Hotel

Charleston Harbor Resort - Charleston, SC (50% owned)	Marina and Hotel

Skipjack Marina - Georgetown, MD	Marina

Undeveloped land - Mount Dora, FL	4.3 Acres

Undeveloped land - Mason, OH	6.1 Acres

In total, these real estate investments had a carrying value at December 31, 2004 of approximately $109 million, with operating cash flows of approximately $15 million in 2004.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The results of operations and any gain or loss upon sale are included in GAFRI's operating earnings. From time-to-time, GAFRI may decide to sell or market for sale selected real estate investments. These decisions are based on factors impacting the operations and value of specific properties or real estate investments in general. No assurance can be given as to the outcome of any marketing of these investments, including the sales price. GAFRI may decide to purchase and/or sell additional real estate investments in the future.

Major categories of net investment income were as follows (in millions):
	2004	2003	2002
Fixed maturities*	$531.8	$513.8	$529.5
Other	6.2	2.8	2.8
Total investment income	538.0	516.6	532.3
Investment expenses	(3.2)	(5.7)	(4.5)
Net investment income	$534.8	$510.9	$527.8
_______________
* Includes income on fixed maturities, mortgage loans, policy loans and short-term investments.

GAFRI's investment portfolio is managed by a subsidiary of AFG. Investment expenses included investment management charges related to this subsidiary amounting to $3.9 million in 2004, $4.4 million in 2003 and $3.3 million in 2002.

F.  GOODWILL

GAFRI completed its initial impairment test in the fourth quarter of 2002, which resulted in a $17.7 million after-tax ($0.41 per share) impairment charge reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle. The impairment charge recorded was primarily related to a decrease in estimated future earnings of two subsidiaries based upon lower forecasted new business sales.

In the third quarter of 2004, GAFRI recorded a goodwill impairment charge of $4.0 million related to an insurance agency subsidiary in the life and annuity segment. A review for impairment was prompted by a decrease in estimated future earnings from this agency, based on a reduction in forecasted revenues. Fair value of the agency was estimated using the present value of expected future cash flows.

Changes in the carrying value of goodwill during 2003 and 2004, by reporting segment, are presented in the following table (in millions):
	Life and Annuity	Supplemental Insurance	Total
Balance December 31, 2002	$16.3	$4.4	$20.7
Goodwill related to business sold	(0.7)	-	(0.7)
Other	(1.9)(a)	-	(1.9)
Balance December 31, 2003	13.7	4.4	18.1

Goodwill impairment	(4.0)(b)	-	(4.0)
Other	(0.1)	-	(0.1)
Balance December 31, 2004	$ 9.6	$4.4	$14.0

  Primarily relates to subsidiaries' lawsuit settlement and purchase accounting adjustment.
  Relates to insurance agency subsidiary.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

G.  UNAMORTIZED INSURANCE ACQUISITION COSTS

Unamortized insurance acquisition costs consisted of the following at December 31, (in millions):
	2004	2003
Deferred policy acquisition costs ("DPAC")	$828.0	$738.7
Unrealized DPAC Adjustment*	(59.5)	(67.6)
Present value of future profits acquired ("PVFP")	72.7	57.9
	$841.2	$729.0

*Reflects the change in DPAC assuming the unrealized gains on securities had actually been realized (see Note B).

A progression of GAFRI's present value of future profits acquired is as follows (in millions):
	2004	2003	2002
Beginning balance	$ 57.9	$ 66.8	$71.2
Addition due to acquisitions	22.2	-	15.2
Interest accrued	4.3	4.7	5.2
Amortization	(11.7)	(13.2)	(17.0)
Other (a)	-	(0.4)	(7.8)
Ending Balance	$ 72.7	$ 57.9	$66.8

PVFP gross (original) carrying amount	$145.9	$123.7
Accumulated amortization, net of interest accrued	(73.2)	(65.8)
Total	$ 72.7	$ 57.9

      _______________

    2003 amount relates to purchase accounting adjustment for subsidiary acquired; 2002 amount primarily reflects reinsurance ceding of 90% of MNL's life business.

The interest accrual rates used for PVFP range primarily from 4% to 7%. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 14% of the balance at the beginning of each respective year.

Included in DPAC at December 31, 2004, are unamortized sales inducements of $63.6 million. As a result of adopting SOP 03-1, unamortized insurance acquisition costs increased by $50 million due to required balance sheet reclassifications. During 2004, the Company capitalized $9.6 million relating to sales inducement and amortized $7.7 million. Included in PVFP at December 31, 2004 is an estimate of $15.6 million relating to the May 2004 acquisition of the fixed annuity business of NHIC. The PVFP amounts in the table above are net of $73.2 million and $65.8 million of accumulated amortization at December 31, 2004 and December 31, 2003, respectively. Amortization of the PVFP was $7.4 million in 2004 compared to $8.5 million in 2003.

H.  NOTES PAYABLE

Notes payable consisted of the following at December 31 (in millions):
	2004	2003
Direct obligations of GAFRI	$ 1.2	$ 1.5
Obligations of AAG Holding (guaranteed by GAFRI):
7-1/2% Senior Debentures due 2033	112.5	112.5
6-7/8% Senior Notes due 2008	100.0	100.0
7-1/4% Senior Debentures due 2034	86.3	-
Total	$300.0	$214.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In August 2004, AAG Holding replaced its existing bank credit agreement with a $150 million unsecured, four-year credit facility. Amounts borrowed will bear interest at rates ranging from 1% to 2% over LIBOR based on GAFRI's credit rating. Loans under this agreement will mature on August 28, 2008 (or February 26, 2008, if the Company's senior notes have not been effectively retired). No bank borrowings were outstanding at December 31, 2004 and 2003.

GAFRI has entered into interest rate swaps which effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9%. The swaps realign GAFRI's mix of floating and fixed rate debt. At December 31, 2004, the effective interest rate on this debt was approximately 5.4%.

In January 2004, the Company issued $86.3 million of 7-1/4%, 30-year Senior Debentures, using the proceeds to redeem its 9-1/4% trust preferred securities at face value and to repurchase a portion of its outstanding 8-7/8% preferred securities.

In November 2003, the Company issued $112.5 million principal amount of 7-1/2%, 30- year Senior Debentures, using the majority of the proceeds to pay down all of the remaining amounts borrowed under its bank credit line.

At December 31, 2004, scheduled principal payments on debt for the subsequent five years were as follows (in millions):

2005	2006	2007	2008	2009
$0.2	$0.2	$0.1	$100.1	$0.1

Cash interest payments, net of hedged interest received, were $18.5 million, $10.6 million, and $10.2 million in 2004, 2003 and 2002, respectively.

I.  PAYABLE TO SUBSIDIARY TRUSTS (ISSUERS OF PREFERRED SECURITIES)

Wholly-owned subsidiary trusts of GAFRI have issued preferred securities and, in turn, purchased from their parent company a like amount of subordinated debt, which provides interest and principal payments to fund the trusts' obligations. The preferred securities are mandatorily redeemable upon maturity or redemption of the subordinated debt. GAFRI effectively provides an unconditional guarantee of the trusts' obligations.

In accordance with FIN 46, variable interest entities that issued preferred securities subsequent to January 31, 2003, are not consolidated for reporting purposes. Beginning December 31, 2003, previously consolidated subsidiary trusts were deconsolidated for reporting purposes under FIN 46. Accordingly, the subordinated debt due the trusts is shown as a liability in GAFRI's balance sheet. The preferred securities supported by the payable to subsidiary trusts consisted of the following:

Date of Issuance	Issue (Maturity Date)	Amount Outstanding		Optional Redemption Dates
		12/31/04	12/31/03
November 1996	9-1/4% TOPrS (2026)	$ -	$65,012,500	Redeemed in March 2004
March 1997	8-7/8% Pfd (2027)	42,800,000	70,000,000	On or after 3/1/2007
May 2003	7.35% Pfd (2033)	20,000,000	20,000,000	On or after 5/15/2008

In the first quarter of 2004, GAFRI redeemed all of its 9-1/4% trust preferred securities at face value and repurchased $27.2 million of its 8-7/8% preferred securities for $28.5 million in cash, recognizing a pretax charge of $1.3 million.

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

Cash payments with respect to the preferred securities were $8.9 million, $13.7 million and $13.0 million in 2004, 2003 and 2002, respectively.

J.  STOCKHOLDERS' EQUITY

GAFRI's dividend paying capability is limited by certain customary debt covenants to amounts based on cumulative earnings and losses, debt ratios and other items.

The change in net unrealized gains on marketable securities included the following (in millions):
	2004			2003			2002
	Pretax	Taxes	Net	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains (losses) on securities arising during the period	$97.5	($33.7)	$63.8	($20.0)	$ 6.9	($13.1)	$ 90.6	($30.1)	$60.5
Transfer to trading securities	-	-	-	(16.1)	5.6	(10.5)	-	-	-
Realized (gains) losses on securities	(54.5)	19.0	(35.5)	9.6	(3.4)	6.2	45.7	(16.0)	29.7
Change in net unrealized gains (losses) on marketable securities	$43.0	($14.7)	$28.3	($26.5)	$ 9.1	($17.4)	$136.3	($46.1)	$90.2

In September 2003, GAFRI raised approximately $60 million through the sale of 4.3 million common shares in a rights offering. In the offering, AFG purchased 3.5 million shares and Carl H. Lindner, the Company's Chairman of the Board, purchased 0.4 million shares.

At December 31, 2004, there were 7.5 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans for employees, agents and directors. Under these plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. Options generally expire ten years after the date of grant.

The table below summarizes data for GAFRI's Stock Option Plans:

	2004		2003		2002
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding at beginning of year	4,105,344	$17.00	3,823,625	$17.28	3,561,275	$16.98
Granted	783,538	$15.72	727,178	$14.96	678,755	$17.87
Forfeited	(314,550)	$19.16	(293,503)	$17.53	(203,879)	$18.77
Exercised	(121,525)	$14.07	(151,956)	$13.45	(212,526)	$13.37

Outstanding at end of year	4,452,807	$16.70	4,105,344	$17.00	3,823,625	$17.28

Options exercisable at year-end	2,496,068	$17.15	2,308,215	$17.32	2,076,542	$16.83

Options available for grant at year-end	3,094,064		1,583,123		1,266,798

No compensation cost has been recognized for stock option grants. For information about the SFAS #123 "fair value" of options granted, see Note B - "Accounting Policies - Stock-based Compensation."

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
	Shares	Average Exercise Price	Average Remaining Life	Shares	Average Exercise Price
$13.25 - $15.00	1,526,201	$13.84	4.4 years	1,124,623	$13.85
$15.01 - $18.00	1,946,506	$16.78	7.8 years	564,844	$17.53
$18.01 - $21.00	353,135	$18.75	6.5 years	179,636	$18.73
$21.01 - $24.25	626,965	$22.27	3.7 years	626,965	$22.27

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

K.  INCOME TAXES

The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Consolidated Income Statement (in millions).
	2004	2003	2002
Earnings before income taxes:
Operating
Domestic	$137.2	$57.4	$27.0
Foreign	15.6	12.2	11.9
Cumulative effect of accounting changes	(3.4)	-	(21.2)
Earnings before income taxes	$149.4	$69.6	$17.7

Tax computed at statutory rate	$ 52.3	$24.4	$ 6.2

Effect of:
Foreign operations	(4.5)	(4.5)	(4.6)
NOL utilization	-	-	(3.3)
Goodwill	-	-	3.9
Other, net	(0.2)	-	(0.7)
Total provision (all current)	47.6	19.9	1.5

Amounts applicable to accounting changes	1.2	-	3.5
Provision for income tax as shown in
Consolidated Income Statement	$ 48.8	$19.9	$ 5.0

Included in GAFRI's consolidated tax provision is tax expense of $1.0 million in 2004, $0.6 million in 2003 and zero in 2002 related to the Company's operations in Puerto Rico.

The significant components of deferred tax assets and liabilities, excluding the effects of unrealized gains and losses on marketable securities, included in the Consolidated Balance Sheet were as follows (in millions):
	December 31,
	2004	2003
Deferred tax assets:
Net operating/capital loss carryforwards	$ 6.8	$11.5
Investment securities	24.2	39.6
Policyholder liabilities	47.0	23.9
Unearned revenue	42.1	43.3
Other	19.7	20.8

Deferred tax liabilities:
Unamortized insurance acquisition costs	(245.6)	(222.5)

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2004, GAFRI had net operating loss carryforwards for federal income tax purposes of approximately $5.4 million, which are scheduled to expire primarily in 2005 and 2006. In addition, GAFRI had net capital loss carryforwards for federal income tax purposes of approximately $13.9 million, which are scheduled to expire in 2006 and 2008.

Cash tax allocation payments to AFG were $18 million, $5 million and $32 million in 2004, 2003 and 2002, respectively.

GAFRI is currently evaluating the impact of new U.S. tax legislation, the American Jobs Creation Act of 2004 ("American Jobs Creation Act"), which was signed into law on October 22, 2004. The new law allows a deduction of 85% of repatriated qualified foreign earnings in calendar year 2005.

GAFRI's wholly owned subsidiary, Great American Life Assurance Company of Puerto Rico ("GAPR"), is currently analyzing the impact of remitting up to $45 million of qualified foreign earnings under this provision. As a result of deferred taxes previously accrued on these earnings, GAFRI anticipates there will be no additional income tax expense upon the repatriation. Due to the current uncertainty, no impact has been reflected in the current financial statements or accompanying footnotes.

L.  LEASES

Future minimum lease payments, net of sublease revenues, under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2004 are payable as follows: 2005 - $5.2 million; 2006 - $4.5 million; 2007 - $3.1 million; 2008 - $1.6 million; 2009 - $1.3 million; 2010 and beyond- $4.2 million. In addition, GAFRI has land leases with 6 years and 92 years remaining at two of its real estate properties. Minimum lease payments under these leases are expected to be approximately $170,000 in 2005 and are adjusted annually for inflation.

Rental expense for operating leases, net of sublease revenues, was $7.4 million in 2004 and $7.0 million in each of 2003 and 2002.

M.  CONTINGENCIES

The Company is continuing its clean-up activities at certain of its former manufacturing operations and third-party sites, in some cases in accordance with consent agreements with federal and state environmental agencies. Changes in regulatory standards, the number and financial resources of other potentially responsible parties, further investigations, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop may affect estimated costs in the future. At December 31, 2004, based on prior costs and discussions with independent environmental consultants, the Company believes the remaining aggregate cost of environmental work at all sites for which it has responsibility will range from $6.4 million to $26.9 million. A significant portion of the known environmental costs are associated with long term remediation and monitoring. Management believes that reserves recorded are sufficient to satisfy the known liabilities and that the ultimate cost will not, individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of GAFRI. The Company's reserve for environmental costs was $6.6 million at December 31, 2004 and $5.9 million at December 31, 2003.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

N.  STATUTORY INFORMATION; RESTRICTIONS ON TRANSFERS OF FUNDS AND ASSETS OF

     SUBSIDIARIES

Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):
	2004	2003	2002

Capital and surplus	$577.9	$515.4	$418.6
Asset valuation reserve	69.9	52.5	61.2
Interest maintenance reserve	19.0	21.5	26.0

Pretax income from operations	$ 90.5	$ 84.5	$ 60.3
Net income (loss)	81.0	56.5	(23.6)

Dividends that can be paid by GAFRI's insurance subsidiaries without prior approval of regulatory authorities are subject to restrictions relating to capital and surplus and statutory net income. Based on these restrictions, GALIC and GAPR may pay dividends of $81 million and $42.4 million, respectively, in 2005 without prior approval. In 2004, GALIC paid $53.0 million in dividends and GAPR paid $1.5 million in dividends to GAFRI.

For statutory purposes, the acquisition of the fixed annuity block of business of NHIC was recorded on April 1, 2004 as a reinsurance transaction under which NHIC paid GAFRI a negative ceding commission of $38 million to assume the block of business.

Securities owned by insurance subsidiaries having a carrying value of $44 million at December 31, 2004 were on deposit as required by regulatory authorities.

O.  ADDITIONAL INFORMATION

Related Party Transactions   GAFRI had extended a line of credit in 1996 to a company owned by AFG and brothers of GAFRI's Chairman. Under the agreement, this company could borrow up to $8 million at 13%. At December 31, 2001, $6.4 million was due under the credit line. In September 2002, the company was sold to a third party and GAFRI's line of credit was repaid and terminated.

In 2000, GAFRI received an $18.9 million subordinated note in connection with the sale of its minority ownership interest in an ethanol company back to that company. Following the sale, GAFRI's Chairman beneficially owned 100% of the ethanol company. The note bore interest at 12-1/4% and was repaid as follows: $6 million in 2001, $1 million in 2002 and the remaining $11.9 million in 2003. In December 2003, the ethanol company repaid GAFRI $4.0 million under a subordinated note that bore interest at 14%.

In order to take advantage of operational efficiencies, GAFRI shares certain information technology services with AFG. GAFRI paid approximately $2 million in 2004 and $3 million in 2003 and 2002 to AFG for these services.

During 2003, GAFRI invested $12 million (and another AFG subsidiary invested $8 million) in preferred stock and warrants of an unrelated party who utilized the proceeds to repay loans from several banks, including $3.4 million in loans and fees to the Provident Bank. GAFRI's investment was subsequently redeemed for
$15.9 million. At the time of the transaction, GAFRI's Chairman and members of his immediate family owned approximately one-fourth of Provident's parent company.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value of Financial Instruments The following table shows the carrying value and estimated fair value of GAFRI's financial instruments at December 31 (in millions):

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets
Fixed maturity investments	$8,992.3	$8,992.3	$8,040.6	$8,040.6
Equity securities	159.2	159.2	83.4	83.4

Liabilities
Annuity benefits accumulated	$8,069.7	$7,746.5	$6,974.6	$6,780.6
Notes payable	300.0	314.1	214.0	220.4
Payable to subsidiary trusts	62.8	67.1	155.0	160.2

Stockholders' equity	$1,069.1	$ 817.5	$ 942.5	$ 762.0

Fair values are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on discounted cash flow models, fair value of comparable securities or similar methods. The fair value of the liability for annuities in the payout phase is assumed to be the present value of the anticipated cash flows, discounted at current interest rates. Fair value of annuities in the accumulation phase is assumed to be the policyholders' cash surrender amount. Fair value of stockholders' equity is based on the quoted market price of GAFRI's Common Stock.

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

Fixed Annuities  At December 31, 2004, GAFRI had a liability for EDAR of $104 million to cover the excess benefits above the lower-tier value. The net amount at risk associated with these benefits was approximately $478 million and the weighted average attained age of contract holders was 61 years old. During 2004, GAFRI expensed $15.6 million for excess death and annuitization benefits, which is included in "Annuity benefits" on the Consolidated Income Statement and paid $14.9 million associated with those benefits.

Variable Annuities  At December 31, 2004, the aggregate guaranteed minimum death benefit value (assuming every policyholder died on those dates) exceeded the market value of the underlying variable annuities by $106 million, compared to $142 million at December 31, 2004. This benefit is on all of GAFRI's variable annuity policies. Death benefits paid in excess of the variable annuity account balances were $1.3 million, $1.2 million and $1.1 million for 2004, 2003 and 2002, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accident and Health Reserves  The following table provides an analysis of changes in the liability for unpaid claims included in GAFRI's accident and health reserves over the past three years on a GAAP basis (in millions):

	2004	2003	2002

Balance at beginning of period	$ 88.3	$ 89.4	$ 96.6
Provision for benefits occurring in
the current year	149.9	137.3	134.1
Net increase (decrease) in provision
for benefits of prior years (a)	(40.5)	(6.5)	(5.2)
Total benefits incurred	109.4	130.8	128.9
Payments for losses of:
Current year	(113.7)	(92.5)	(90.6)
Prior years	(39.5)	(39.4)	(45.6)
Total payments	(153.2)	(131.9)	(136.2)

Reserves of businesses acquired	-	-	0.1
Gross unpaid accident and health claims
included in life, accident and health
reserves in the Balance Sheet	$ 44.5	$ 88.3	$ 89.4

  The decrease in the provision for benefits of prior years in 2004 primarily reflects liabilities reinsured by a third party; the decrease in 2003 and 2002 is due primarily to better than expected results in the Medicare supplement line of business.

Reinsurance  The Company has reinsured approximately $26 billion and $28 billion in face amount of life insurance as of December 31, 2004 and 2003, respectively. Life premiums ceded were $86 million, $85 million and $61 million for 2004, 2003 and 2002, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Information  GAFRI has guaranteed all of the outstanding debt of AAG Holding and the preferred securities of the Trusts. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	ALL OTHER	CONS
DECEMBER 31, 2004	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 1.0	$ -	$ 9,702.2	($ 0.1)	$ 9,703.1
Investment in subsidiaries	1,020.2	1,354.4	11.0	(2,385.6)	-
Notes receivable from subs	104.3	-	-	(104.3)	-
Unamortized insurance acquisition costs	-	-	841.2	-	841.2
Other assets	18.5	8.5	490.4	40.3	557.7
Variable annuity assets (separate accounts)	-	-	620.0	-	620.0
	$1,144.0	$1,362.9	$11,664.8	($2,449.7)	$11,722.0

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ 9,269.8	($ 5.3)	$ 9,264.5
Notes payable to GAFRI	-	102.4	1.9	(104.3)	-
Other notes payable	1.2	298.8	-	-	300.0
Payable to subsidiary trusts	-	97.9	-	(35.1)	62.8
Other liabilities	73.7	5.1	331.0	(4.2)	405.6
Variable annuity liabilities (separate accounts)	-	-	620.0	-	620.0
	74.9	504.2	10,222.7	(148.9)	10,652.9

Total stockholders' equity	1,069.1	858.7	1,442.1	(2,300.8)	1,069.1
	$1,144.0	$1,362.9	$11,664.8	($2,449.7)	$11,722.0

DECEMBER 31, 2003

Assets
Cash and investments	$ 0.4	$ -	$ 8,599.3	($ 0.9)	$ 8,598.8
Investment in subsidiaries	893.7	1,273.1	15.1	(2,181.9)	-
Notes receivable from subs	102.8	-	-	(102.8)	-
Unamortized insurance acquisition costs	-	-	729.0	-	729.0
Other assets	19.8	4.8	346.6	41.7	412.9
Variable annuity assets (separate accounts)	-	-	568.4	-	568.4
	$1,016.7	$1,277.9	$10,258.4	($2,243.9)	$10,309.1

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ 8,114.0	($ 5.7)	$8,108.3
Notes payable to GAFRI	-	102.4	0.4	(102.8)	-
Other notes payable	1.5	212.5	-	-	214.0
Payable to subsidiary trusts	-	175.3	-	(20.3)	155.0
Other liabilities	72.7	18.3	232.7	(2.8)	320.9
Variable annuity liabilities (separate accounts)	-	-	568.4	-	568.4
	74.2	508.5	8,915.5	(131.6)	9,366.6

Total stockholders' equity	942.5	769.4	1,342.9	(2,112.3)	942.5
	$1,016.7	$1,277.9	$10,258.4	($2,243.9)	$10,309.1

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

YEAR ENDED		AAG	CONS	ALL OTHER	CONS
DECEMBER 31, 2004	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$ 351.4	$ -	$ 351.4
Net investment income and other revenue	23.7	-	-	683.0	(12.7)	694.0
Equity in earnings of subsidiaries	141.4	172.4	-	-	(313.8)	-
	165.1	172.4	-	1,034.4	(326.5)	1,045.4

Costs and Expenses:
Insurance benefits and expenses	-	-	-	696.8	-	696.8
Other interest and debt expenses	0.1	40.0	-	-	(12.7)	27.4
Other expenses	12.2	6.6	-	149.5	0.1	168.4
	12.3	46.6	-	846.3	(12.6)	892.6

Earnings before income taxes	152.8	125.8	-	188.1	(313.9)	152.8
Provision for income taxes	48.8	43.7	-	60.3	(104.0)	48.8

Net operating earnings	104.0	82.1	-	127.8	(209.9)	104.0
Accounting change, net	(2.2)	-	-	(2.2)	2.2	(2.2)

Net income	$101.8	$82.1	$ -	$ 125.6	($207.7)	$ 101.8

YEAR ENDED
DECEMBER 31, 2003

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$331.9	$ -	$331.9
Net investment income and other revenue	19.3	-	-	580.5	(11.1)	588.7
Interest income on AAG Holding notes	-	-	14.0	-	(14.0)	-
Equity in earnings of subsidiaries	60.4	91.4	-	-	(151.8)	-
	79.7	91.4	14.0	912.4	(176.9)	920.6

Costs and Expenses:
Insurance benefits and expenses	-	-	-	667.0	-	667.0
Interest expense on AAG Holding notes	-	14.0	-	-	(14.0)	-
Other interest and debt expenses	0.1	21.7	-	-	3.1	24.9
Other expenses	10.0	7.3	-	143.6	(1.8)	159.1
	10.1	43.0	-	810.6	(12.7)	851.0

Earnings before income taxes	69.6	48.4	14.0	101.8	(164.2)	69.6
Provision for income taxes	19.9	16.3	-	30.2	(46.5)	19.9

Net income	$49.7	$32.1	$14.0	$ 71.6	($117.7)	$ 49.7

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2004

(In millions)

		AAG	ALL OTHER	CONS
	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$101.8	$ 82.1	$125.6	($207.7)	$ 101.8
Adjustments:
Cumulative effect of accounting change	2.2	-	2.2	(2.2)	2.2
Equity in net earnings of subsidiaries	(94.4)	(113.2)	-	207.6	-
Increase in life, accident and health reserves	-	-	66.9	-	66.9
Benefits to annuity policyholders	-	-	313.6	-	313.6
Amortization of insurance acquisition costs	-	-	85.9	-	85.9
Depreciation and amortization	-	2.8	30.6	-	33.4
Realized gains on investments	(1.7)	-	(54.5)	-	(56.2)
Realized loss on goodwill impairment	-	-	4.0	-	4.0
Realized losses on retirement of subsidiary trust debt	1.0	-	-	0.3	1.3
Net trading portfolio activity	-	-	(95.1)	-	(95.1)
Increase in insurance acquisition costs	-	-	(120.1)	-	(120.1)
Increase in reinsurance recoverable	-	-	(20.9)	-	(20.9)
Decrease (increase) in other assets	(3.3)	(3.7)	0.4	-	(6.6)
Increase (decrease) in other liabilities	(3.3)	0.5	12.0	-	9.2
Increase (decrease) in payable to affiliates, net	4.2	(13.0)	29.1	-	20.3
Capital contribution from parent (to subsidiary)	(137.0)	137.0	-	-	-
Dividends from subsidiaries (to parent)	155.6	(101.1)	(54.5)	-	-
Other, net	0.8	0.1	(5.2)	2.0	(2.3)
	25.9	(8.5)	320.0	-	337.4

Cash Flows from Investing Activities:
Purchases of investments and other assets	(22.2)	-	(3,366.2)	28.5	(3,359.9)
Cash and short-term investments of businesses acquired, net	-	-	26.6	-	26.6
Maturities and redemptions of fixed maturity investments	-	-	818.2	-	818.2
Sales of investments and other assets	1.0	-	2,253.2	(10.0)	2,244.2
Increase in policy loans	-	-	(4.0)	-	(4.0)
	(21.2)	-	(272.2)	18.5	(274.9)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	686.2	-	686.2
Annuity surrenders, benefits and withdrawals	-	-	(729.8)	-	(729.8)
Net transfers from variable annuity assets	-	-	1.4	-	1.4
Additions to notes payable	-	83.5	-	-	83.5
Reductions of notes payable	(0.2)	-	-	-	(0.2)
Issuance of Common Stock	1.7	-	-	-	1.7
Retirement of Common Stock	(0.9)	-	-	-	(0.9)
Repurchase of trust preferred securities	-	(75.0)	-	(18.5)	(93.5)
Cash dividends paid	(4.7)	-	-	-	(4.7)
	(4.1)	8.5	(42.2)	(18.5)	(56.3)

Net increase in cash and short-term investments	0.6	-	5.6	-	6.2
Beginning cash and short-term investments	0.4	-	163.6	-	164.0

Ending cash and short-term investments	$ 1.0	$ -	$ 169.2	$ -	$ 170.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

(In millions)

		AAG	CONS	ALL OTHER	CONS
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$49.7	$ 32.1	$14.0	$ 71.6	($117.7)	$ 49.7
Adjustments:
Equity in net earnings of subsidiaries	(43.8)	(61.1)	-	-	104.9	-
Increase in life, accident and health reserves	-	-	-	118.8	-	118.8
Benefits to annuity policyholders	-	-	-	295.0	-	295.0
Amortization of insurance acquisition costs	-	-	-	90.5	-	90.5
Depreciation and amortization	-	3.5	-	16.4	-	19.9
Realized losses on investments	-	-	-	9.2	-	9.2
Net trading portfolio activity	-	-	-	10.5	-	10.5
Increase in insurance acquisition costs	-	-	-	(148.2)	-	(148.2)
Increase in reinsurance recoverable	-	-	-	(72.6)	-	(72.6)
Decrease in other assets	2.8	(3.4)	-	17.3	-	16.7
Decrease in other liabilities	(2.8)	(0.9)	-	(10.5)	-	(14.2)
Increase in payable to affiliates, net	3.8	11.7	-	16.3	-	31.8
Capital contributions from parent (to subsidiaries)	(213.1)	165.9	-	47.2	-	-
Dividends from subsidiaries (to parent)	142.5	(130.3)	-	(12.2)	-	-
Other, net	0.1	11.0	-	(8.6)	(1.2)	1.3
	(60.8)	28.5	14.0	440.7	(14.0)	408.4

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(5,563.5)	-	(5,563.5)
Maturities and redemptions of fixed maturity investments	-	-	-	1,190.8	-	1,190.8
Sales of investments and other assets	1.2	-	-	3,478.8	-	3,480.0
Increase in policy loans	-	-	-	(0.7)	-	(0.7)
	1.2	-	-	(894.6)	-	(893.4)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	788.2	-	788.2
Annuity surrenders, benefits and withdrawals	-	-	-	(572.0)	-	(572.0)
Net transfers from variable annuity assets	-	-	-	1.0	-	1.0
Additions to notes payable	-	116.7	-	-	-	116.7
Reductions of notes payable	(0.2)	(156.6)	-	-	-	(156.8)
Issuance of Common Stock	63.0	-	-	-	-	63.0
Trust dividend requirements	-	-	(14.0)	-	14.0	-
Issuance of trust preferred securities	-	19.4	-	-	-	19.4
Repurchase of trust preferred securities	-	(8.0)	-	-	-	(8.0)
Cash dividends paid	(4.7)	-	-	-	-	(4.7)
	58.1	(28.5)	(14.0)	217.2	14.0	246.8

Net decrease in cash and short-term investments	(1.5)	-	-	(236.7)	-	(238.2)
Beginning cash and short-term investments	1.9	-	-	400.3	-	402.2

Ending cash and short-term investments	$ 0.4	$ -	$ -	$ 163.6	$ -	$ 164.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2002

(In millions)

		AAG	CONS	ALL OTHER	CONS
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$ 16.2	$ 12.1	$ 14.0	$ 35.4	($ 61.5)	$ 16.2
Adjustments:
Cumulative effect of accounting change	17.7	-	-	17.7	(17.7)	17.7
Equity in net earnings of subsidiaries	(29.0)	(42.2)	-	-	71.2	-
Increase in life, accident and health reserves	-	-	-	70.0	-	70.0
Benefits to annuity policyholders	-	-	-	301.0	-	301.0
Amortization of insurance acquisition costs	-	-	-	87.3	-	87.3
Depreciation and amortization	0.1	0.3	-	16.4	-	16.8
Realized losses on investments	0.1	-	-	45.6	-	45.7
Increase in insurance acquisition costs	-	-	-	(170.2)	-	(170.2)
Increase in reinsurance recoverable	-	-	-	(24.4)	-	(24.4)
Decrease (increase) in other assets	(1.0)	-	-	1.1	-	0.1
Increase (decrease) in other liabilities	5.1	1.3	-	(28.4)	-	(22.0)
Increase (decrease) in payable to affiliates, net	(2.7)	(4.9)	-	(22.2)	-	(29.8)
Capital contributions from parent (to subsidiaries)	(59.0)	25.0	-	34.0	-	-
Dividends from subsidiaries (to parent)	47.7	(22.2)	-	(25.5)	-	-
Other, net	0.9	3.1	-	8.0	(6.0)	6.0
	(3.9)	(27.5)	14.0	345.8	(14.0)	314.4

Cash Flows from Investing Activities:
Purchases of investments and other assets	(0.3)	-	-	(3,904.9)	-	(3,905.2)
Purchase of subsidiary, net	-	-	-	(43.6)	-	(43.6)
Maturities and redemptions of fixed maturity investments	6.4	-	-	1,282.9	-	1,289.3
Sales of investments and other assets	2.3	-	-	2,200.2	-	2,202.5
Decrease in policy loans	-	-	-	4.5	-	4.5
	8.4	-	-	(460.9)	-	(452.5)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	874.5	-	874.5
Annuity surrenders, benefits and withdrawals	-	-	-	(549.9)	-	(549.9)
Net transfers from variable annuity assets	-	-	-	20.8	-	20.8
Additions to notes payable	-	27.5	-	-	-	27.5
Reductions of notes payable	(0.2)	-	-	-	-	(0.2)
Issuance of Common Stock	2.6	-	-	-	-	2.6
Retirement of Common Stock	(1.6)	-	-	-	-	(1.6)
Trust dividend requirements	-	-	(14.0)	-	14.0	-
Cash dividends paid	(4.3)	-	-	-	-	(4.3)
	(3.5)	27.5	(14.0)	345.4	14.0	369.4

Net increase in cash and short-term investments	1.0	-	-	230.3	-	231.3
Beginning cash and short-term investments	0.9	-	-	170.0	-	170.9

Ending cash and short-term investments	$ 1.9	$ -	$ -	$ 400.3	$ -	$ 402.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

P.  QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the seasonal nature of the Company's hotel operations and the discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. The following table represents quarterly results of operations for the years ended December 31, 2004 and 2003 (in millions, except per share data).
	First	Second	Third	Fourth	Total
2004	Quarter	Quarter	Quarter	Quarter	Year
Realized gains (losses)	$ 7.5	($ 4.7)	$ 40.3	$ 7.8	$ 50.9
Total revenues	243.7	241.7	296.5	263.5	1,045.4

Income before accounting changes	19.2	15.0	47.3	22.5	104.0
Accounting changes	(2.2)	-	-	-	(2.2)
Net income	17.0	15.0	47.3	22.5	101.8

Basic earnings (loss) per common share:
Income before accounting changes	$ 0.41	$ 0.32	$ 1.00	$ 0.48	$ 2.21
Accounting changes	(0.05)	-	-	-	(0.05)
Net income	$ 0.36	$ 0.32	$ 1.00	$ 0.48	$ 2.16

Diluted earnings (loss) per common share:
Income before accounting changes	$ 0.40	$ 0.32	$ 1.00	$ 0.48	$ 2.19
Accounting changes	(0.04)	-	-	-	(0.04)
Net income	$ 0.36	$ 0.32	$ 1.00	$ 0.48	$ 2.15

Average common shares outstanding
Basic	47.0	47.1	47.1	47.1	47.1
Diluted	47.3	47.3	47.2	47.3	47.3

2003
Realized gains (losses)	($ 8.3)	($ 3.6)	$ 0.7	$ 2.0	($ 9.2)
Total revenues	215.8	226.3	238.6	239.9	920.6

Net income	8.3	7.0	19.9	14.5	49.7

Basic earnings per common share:
Net income	$ 0.20	$ 0.16	$ 0.46	$ 0.31	$ 1.14

Diluted earnings per common share:
Net income	$ 0.20	$ 0.16	$ 0.46	$ 0.31	$ 1.13

Average common shares outstanding
Basic	42.5	42.5	43.0	46.9	43.7
Diluted	42.6	42.6	43.0	47.1	43.8

Quarterly earnings per share may not add to year-to-date amounts due to changes in shares outstanding.

PART III

The information required by the following Items will be included in GAFRI's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year-end and is herein incorporated by reference:
ITEM 10	Directors and Executive Officers of the Registrant

ITEM 11	Executive Compensation

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters (See Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities")

ITEM 13	Certain Relationships and Related Transactions

ITEM 14	Principal Accountant Fees and Services

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)		Documents filed as part of this Report:

1. Financial Statements are Included in Part II, Item 8.

2. Financial Statement Schedules:

Selected Quarterly Financial Data is included in Note P to the Consolidated Financial Statements.

Schedules filed herewith:

		For 2004, 2003 and 2002	Page

		II - Condensed Financial Information of Registrant	S-2

		III - Supplementary Insurance Information	S-4

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

3. Exhibits - See Exhibit Index on Page E-1.

(b)		Report on Form 8-K:

	Date of Report	Item Reported
	October 21, 2004	Third Quarter 2004 Earnings Release

	February 10, 2005	Fourth Quarter and Full Year 2004 Earnings
Release

S-1

GREAT AMERICAN FINANCIAL RESOURCES, INC. - PARENT ONLY

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In millions)

Condensed Balance Sheet
	December 31,
Assets:	2004	2003
Investments:
Cash and short-term investments	$ 1.0	$ 0.4
Investment in subsidiaries (a)	1,020.2	893.7
Notes receivable from subsidiaries	104.3	102.8
Other assets	18.5	19.8
	$1,144.0	$1,016.7
Liabilities and Capital:
Accounts payable, accrued expenses and
other liabilities	$ 30.5	$ 33.8
Payables to affiliates	43.2	38.9
Notes payable	1.2	1.5
Stockholders' equity (a)	1,069.1	942.5
	$1,144.0	$1,016.7

Condensed Income Statement
	Year ended December 31,
	2004	2003	2002
Revenues:
Net investment income and other income	$ 23.0	$19.3	$21.2
Realized gains (losses) on investments	0.7	-	(0.1)
Equity in undistributed earnings of subsidiaries	85.2	48.2	1.9
Capital distributions from subsidiaries	56.2	12.2	25.5
	165.1	79.7	48.5
Costs and Expenses:
Interest and other financing expenses	0.1	0.1	0.1
Other expenses	12.2	10.0	9.5
	12.3	10.1	9.6

Operating earnings before income taxes	152.8	69.6	38.9
Provision for income taxes	48.8	19.9	5.0

Income before accounting changes	104.0	49.7	33.9
Cumulative effect of accounting changes, net of tax	(2.2)	-	(17.7)

Net Income	$101.8	$49.7	$16.2
___________
(a) Includes net unrealized gains on marketable securities of $190.9 million and $162.6 million in 2004 and 2003, respectively.

S-2

GREAT AMERICAN FINANCIAL RESOURCES, INC. - PARENT ONLY

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In millions)

Condensed Statement of Cash Flows
	Year Ended December 31,
	2004	2003	2002

Cash Flows from Operating Activities:
Net income	$101.8	$ 49.7	$16.2
Adjustments:
Cumulative effect of accounting changes	2.2	-	17.7
Equity in net earnings of subsidiaries	(94.4)	(43.8)	(29.0)
Depreciation and amortization	-	-	0.1
Realized (gains) losses on investments	(1.7)	-	0.1
Realized losses on retirement of subsidiary trust debt	1.0	-	-
Decrease (increase) in other assets	(3.3)	2.8	(1.0)
Increase (decrease) in other liabilities	(3.3)	(2.8)	5.1
Increase (decrease) in payable to affiliates, net	4.2	3.8	(2.7)
Contributions to subsidiaries	(137.0)	(213.1)	(59.0)
Capital distributions from subsidiaries	155.6	142.5	47.7
Other, net	0.8	0.1	0.9
	25.9	(60.8)	(3.9)

Cash Flows from Investing Activities:
Purchase of investments	(22.2)	-	(0.3)
Maturities and redemptions of fixed maturity
investments	-	-	6.4
Sales of investments	1.0	1.2	2.3
	(21.2)	1.2	8.4

Cash Flows from Financing Activities:
Reductions of notes payable	(0.2)	(0.2)	(0.2)
Issuance of Common Stock	1.7	63.0	2.6
Retirement of Common Stock	(0.9)	-	(1.6)
Cash dividends paid	(4.7)	(4.7)	(4.3)
	(4.1)	58.1	(3.5)

Net increase (decrease) in cash and short-term investments	0.6	(1.5)	1.0
Beginning cash and short-term investments	0.4	1.9	0.9
Ending cash and short-term investments	$ 1.0	$ 0.4	$ 1.9

S-3

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

THREE YEARS ENDED DECEMBER 31, 2004

(In millions)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H	COLUMN I	COLUMN J	COLUMN K
Segment	Unamortized Insurance Acquisition Costs, Net	Future policy benefits, losses, claims and loss expenses	Unearned Premiums	Other policy claims and benefits payable	Premium Revenue	Net Investment Income (1)	Benefits, claims, losses and settlement expenses	Amortization of insurance acquisition expenses	Other operating expenses	Premiums written (2)

	2004
S-4	Life & Annuity products	$636	$8,427	$ 2	$11	$ 41	$481	$353	$62	$105	N/A
	Supplemental insurance products	129	632	24	2	239	38	191	37	31	N/A
	GA Life of Puerto Rico	76	158	2	7	71	11	34	19	13	N/A
	Corporate and other	-	-	-	-	-	5	-	-	19	N/A
	Total	$841	$9,217	$28	$20	$351	$535	$578	$118	$168	N/A

	2003
	Life & Annuity products	$552	$7,346	$ 3	$13	$ 44	$458	$334	$ 72	$ 97	N/A
	Supplemental insurance products	107	587	3	2	222	37	177	31	32	N/A
	GA Life of Puerto Rico	70	145	1	8	66	11	34	18	12	N/A
	Corporate and other	-	-	-	-	-	5	-	-	18	N/A
	Total	$729	$8,078	$ 7	$23	$332	$511	$545	$121	$159

	2002
	Life & Annuity products	$559	$6,782	$ 1	$15	$ 54	$474	$353	$68	$ 97	N/A
	Supplemental insurance products	94	538	2	2	191	38	162	29	31	N/A
	GA Life of Puerto Rico	62	128	1	11	61	11	31	18	11	N/A
	Corporate and other	-	-	-	-	-	5	-	-	21	N/A
	Total	$715	$7,448	$ 4	$28	$306	$528	$546	$115	$160

  Allocated by legal entity.
  Life, accident and health premiums are shown in Column F.

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
GREAT AMERICAN FINANCIAL RESOURCES, INC.

Signed: March 9, 2005	BY:s/S. CRAIG LINDNER
S. Craig Lindner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Capacity	Date

s/S. CRAIG LINDNER	Director and Chief	March 9, 2005
S. Craig Lindner	Executive Officer

s/WILLIAM R. MARTIN	Director*	March 9, 2005
William R. Martin
s/JOHN T. LAWRENCE, III	Director*	March 9, 2005
John T. Lawrence, III
s/KENNETH C. AMBRECHT	Director*	March 9, 2005
Kenneth C. Ambrecht

s/CHRISTOPHER P. MILIANO	Chief Financial Officer	March 9, 2005
Christopher P. Miliano	(Principal Accounting Officer)

* Member of Audit Committee