Form 10-Q
period 2005-03-31
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2005-05-05
CIK 894651

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2005	Commission File No. 1-11632

Incorporated under	IRS Employer I.D.
the Laws of Delaware	No. 06-1356581

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

As of May 1, 2005, there were 47,018,820 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

TABLE OF CONTENTS

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

FINANCIAL INFORMATION

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	March 31,	December 31,
	2005	2004
Assets
Investments:
Fixed maturities:
Available-for-sale - at market
(amortized cost - $8,575.5 and $8,383.2)	$ 8,749.8	$ 8,700.1
Trading securities - at market	283.1	292.2
Equity securities - at market
(cost - $152.1 and $134.1)	163.2	159.2
Mortgage loans on real estate	22.3	22.4
Real estate	107.6	108.8
Policy loans	250.3	250.2
Short-term investments	114.6	145.7
Total investments	9,690.9	9,678.6

Cash	13.9	24.5
Accrued investment income	114.4	115.6
Unamortized insurance acquisition costs	883.2	841.2
Reinsurance recoverable	341.8	327.6
Other assets	111.8	114.5
Variable annuity assets (separate accounts)	602.8	620.0

	$11,758.8	$11,722.0

Liabilities and Capital
Annuity benefits accumulated	$ 8,254.1	$ 8,132.1
Unearned revenue	114.1	110.4
Life, accident and health reserves	1,044.6	1,022.0
Notes payable	300.0	300.0
Payable to subsidiary trusts (issuers of preferred
securities)	62.8	62.8
Payable to affiliates, net	120.1	115.3
Deferred taxes on unrealized gains	54.1	98.9
Accounts payable, accrued expenses and other
liabilities	204.7	191.4
Variable annuity liabilities (separate accounts)	602.8	620.0
Total liabilities	10,757.3	10,652.9

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-47,038,407 and 47,062,384 shares outstanding	47.0	47.1
Capital surplus	406.7	407.1
Retained earnings	441.8	424.0
Unrealized gains on marketable securities, net	106.0	190.9
Total stockholders' equity	1,001.5	1,069.1

	$11,758.8	$11,722.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

Three months ended March 31,
	2005	2004
Revenues:
Life, accident and health premiums	$ 92.1	$ 90.3
Net investment income	143.9	127.4
Realized gains (losses) on:
Investments	(0.6)	8.8
Retirement of subsidiary trust debt	-	(1.3)
Other income	25.6	18.5
	261.0	243.7
Costs and Expenses:
Annuity benefits	80.8	72.3
Life, accident and health benefits	69.0	69.3
Insurance acquisition expenses	35.3	30.1
Interest on subsidiary trust obligations	1.3	2.8
Other interest and debt expenses	5.5	5.0
Other expenses	44.0	36.5
	235.9	216.0

Operating earnings before income taxes	25.1	27.7
Provision for income taxes	7.3	8.5

Income before accounting change	17.8	19.2
Cumulative effect of accounting change, net of tax	-	(2.2)

Net Income	$ 17.8	$ 17.0

Basic earnings per common share:
Income before accounting change	$ 0.38	$ 0.41
Accounting change	-	(0.05)
Net income	$ 0.38	$ 0.36

Diluted earnings per common share:
Income before accounting change	$ 0.38	$ 0.41
Accounting change	-	(0.05)
Net income	$ 0.38	$ 0.36

Average number of common shares:
Basic	47.1	47.0
Diluted	47.3	47.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)
	Three months ended
	March 31,
	2005	2004
Common Stock:
Balance at beginning of period	$ 47.1	$ 47.0
Common Stock issued	-	0.1
Common Stock retired	(0.1)	-
Balance at end of period	$ 47.0	$ 47.1

Capital Surplus:
Balance at beginning of period	$407.1	$406.0
Common Stock issued	0.2	1.0
Common Stock retired	(0.6)	-
Balance at end of period	$406.7	$407.0

Retained Earnings:
Balance at beginning of period	$424.0	$326.9
Net income	17.8	17.0
Balance at end of period	$441.8	$343.9

Unrealized Gains, Net:
Balance at beginning of period	$190.9	$162.6
Change during period	(84.9)	84.0
Balance at end of period	$106.0	$246.6

Comprehensive Income
Net income	$ 17.8	$ 17.0
Other comprehensive income (loss) - change in net
unrealized gains on marketable securities	(84.9)	84.0
Comprehensive income (loss)	($ 67.1)	$101.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)
	Three months ended
	March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$ 17.8	$ 17.0
Adjustments:
Cumulative effect of accounting change	-	2.2
Increase in life, accident and health reserves	22.6	17.0
Benefits to annuity policyholders	80.8	72.3
Amortization of insurance acquisition costs	26.7	22.0
Depreciation and amortization	8.5	5.1
Realized (gains) losses on investments	0.6	(8.8)
Realized losses on retirement of subsidiary trust debt	-	1.3
Net trading portfolio activity	4.9	(23.8)
Increase in insurance acquisition costs	(33.8)	(30.8)
Increase in reinsurance recoverable	(3.6)	(0.5)
Increase in other assets	(0.3)	(4.0)
Increase in other liabilities	8.2	2.3
Increase in payable to affiliates, net	4.8	4.8
Other, net	(1.6)	3.0
	135.6	79.1

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(946.3)	(956.6)
Equity securities	(31.1)	(16.9)
Real estate, mortgage loans and other assets	(0.9)	(0.7)
Maturities and redemptions of fixed maturity investments	156.0	187.2
Sales of:
Fixed maturity investments	584.7	708.9
Equity securities	18.2	5.6
Real estate, mortgage loans and other assets	0.2	0.1
Decrease (increase) in policy loans	(0.1)	0.7
	(219.3)	(71.7)

Cash Flows from Financing Activities:
Fixed annuity receipts	266.5	152.9
Annuity surrenders, benefits and withdrawals	(224.3)	(159.4)
Net transfers (to) from variable annuity assets	0.3	(3.7)
Additions to notes payable	-	83.5
Issuance of Common Stock	0.1	1.0
Retirement of Common Stock	(0.6)	-
Repurchase of Trust Preferred Securities	-	(93.5)
	42.0	(19.2)

Net decrease in cash and short-term investments	(41.7)	(11.8)
Beginning cash and short-term investments	170.2	164.0
Ending cash and short-term investments	$128.5	$152.2

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

American Financial Group, Inc. ("AFG") and its subsidiaries owned 82% of GAFRI's Common Stock at May 1, 2005.
  Accounting Policies

Basis of Presentation  The accompanying consolidated financial statements for GAFRI and its subsidiaries are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles ("GAAP").

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings (included in realized gains (losses) on investments) and the cost basis of that investment is reduced.

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

Under these agreements, GAFRI's insurance subsidiaries cede life insurance policies to a third party on a funds withheld basis whereby GAFRI retains the assets (securities) associated with the reinsurance contracts. Interest is credited to the reinsurer based on the actual investment performance (including realized gains and losses) of the retained assets. Under Statement of Financial Accounting Standards ("SFAS") No. 133 Implementation Issue B36 ("B36"), these reinsurance contracts are considered to contain embedded derivatives (that must be marked to market) because the yield on the payables is based on specific blocks of the ceding companies' assets, rather than the overall creditworthiness of the ceding company. GAFRI determined that changes in the fair value of the underlying portfolios of fixed maturity securities is an appropriate measure of the value of the embedded derivative. The Company classifies the securities related to these transactions as "trading." The mark to market on the embedded derivatives offsets the investment income recorded on the mark to market of the related trading portfolios.

Insurance Acquisition Costs and Expenses  Unamortized insurance acquisition costs consist of deferred policy acquisition costs ("DPAC") and the present value of future profits on business in force ("PVFP" or "VOBA") of acquired insurance companies.

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

Unearned Revenue  The liability for unearned revenue relating to certain policy charges representing compensation for future services is recognized as income using the same assumptions and estimated gross profits used to amortize DPAC.

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

Payable to Subsidiary Trust (Issuers of Preferred Securities)  GAFRI has formed wholly-owned subsidiary trusts that issued preferred securities and, in turn, purchased a like amount of subordinated debt from their parent company. Interest and principal payments from the parent fund the respective trust obligations. GAFRI does not consolidate these subsidiary trusts because they are "variable interest entities" in which GAFRI is not considered to be the primary beneficiary under revised Financial Interpretation No. 46. Accordingly, the subordinated debt due to the trusts is shown as a liability in the Balance Sheet.

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

Stock-Based Compensation  As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," GAFRI accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under GAFRI's stock option plans, options are granted at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants.

The following table illustrates the effect on net income (in millions) and earnings per share had compensation cost been recognized and determined based on the fair values at grant dates consistent with the method prescribed by SFAS No. 123.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For SFAS No. 123 purposes, the "fair value" of $5.28 per option granted in the first quarter of 2005 and $4.62 for the first quarter of 2004 was calculated using the Black-Scholes option pricing model and the following assumptions: dividend yield of less than 1%; expected volatility of 20%; risk-free interest rate of 4%; and expected option life of 7.5 years. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value."

	Three months ended
	March 31,
	2005	2004
Net income, as reported	$17.8	$17.0
Pro forma stock option expense, net of tax	(0.5)	(0.2)

Adjusted net income	$17.3	$16.8

Earnings per share (as reported):
Basic	$0.38	$0.36
Diluted	$0.38	$0.36

Earnings per share (adjusted):
Basic	$0.37	$0.36
Diluted	$0.37	$0.36

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment." SFAS 123(R) revises SFAS 123 and eliminates the use of the intrinsic value method prescribed by APB 25. Under SFAS 123(R), companies must recognize compensation expense for all new share-based awards (including employee stock options), and the nonvested portions of prior awards, based on their fair value at the date of grant. GAFRI expects to implement the new standard on January 1, 2006, on a prospective basis. After that date, all share-based grants will be recognized as compensation expense over their respective vesting periods. While GAFRI currently uses the Black-Scholes pricing model to measure the fair value of stock options for purposes of disclosing pro forma earnings, the use of other models will also be permitted. GAFRI has not yet determined which model it will use to measure the fair value of future stock option grants.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Earnings Per Share  Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: first quarter of 2005 - 0.2 million shares and first quarter of 2004 - 0.3 million shares.

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

C. Acquisition

In May 2004, GAFRI acquired the fixed annuity block of National Health Insurance Company ("NHIC"). At the date of acquisition, the block consisted of approximately 33,000 policies with GAAP reserves of approximately $765 million.

D. Segments of Operations

GAFRI's life and annuity operations include fixed and variable annuity products as well as investments in real estate operations.  GAFRI's annuity products are sold through managing general agents and independent agents to employees of primary and secondary educational institutions, hospitals and in the non-qualified markets.  Traditional term and universal life insurance products had been marketed through national marketing organizations. In the second quarter of 2004, GAFRI suspended new sales of these life insurance products due to inadequate volume and returns. The Company will continue to service its in-force block of these policies. The Company continues to sell life products through its supplemental insurance operations and GA Life of Puerto Rico (see below). GAFRI is engaged in a variety of real estate operations including hotels and marinas. The seasonal nature of the Company's hotel operations and the discretionary sales of assets cause the quarterly results not to be indicative of results for longer periods of time.

GAFRI's supplemental insurance businesses (United Teacher Associates Insurance Company ("UTA") and Loyal American Life Insurance Company) offer a variety of limited benefit policies to supplement primary health insurance and other insurance coverage. UTA offers its products through independent agents.

GA Life of Puerto Rico ("GAPR") sells in-home life and supplemental health products through a network of company-employed agents.  It also sells other life products through independent agents. Sales in Puerto Rico accounted for approximately 20% of GAFRI's life, accident and health premiums in the first quarter of 2005 and 2004, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Corporate and other consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company). The following table shows GAFRI's revenues and operating profit by significant business segment (in millions):

	Three months ended
	March 31,
	2005	2004
Revenues
Fixed annuity operations	$127.6	$109.6
Variable annuity operations	5.9	5.8
Life operations	19.6	20.3
Real estate operations	11.9	6.1
Total life and annuity operations	165.0	141.8

Supplemental insurance operations	75.6	72.7
GA Life of Puerto Rico	21.4	20.2
Corporate and other	(0.4)	1.5
Total operating revenues	261.6	236.2

Realized gains (losses)	(0.6)	7.5
Total revenues per income statement	$261.0	$243.7

Operating profit - pretax
Fixed annuity operations	$ 25.0	$ 24.1
Variable annuity operations	0.8	0.3
Life operations	(1.8)	(2.6)
Real estate operations - operating cash flow	2.5	0.4
Real estate operations - depreciation and other	(3.0)	(1.6)
Total life and annuity operations	23.5	20.6

Supplemental insurance operations	6.8	4.6
GA Life of Puerto Rico	3.8	3.3
Corporate and other	(8.4)	(8.3)
Pretax earnings from operations	25.7	20.2

Realized gains (losses)	(0.6)	7.5
Total pretax earnings per income statement	$ 25.1	$ 27.7

E. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	March 31,	December 31,
	2005	2004

Deferred policy acquisition costs ("DPAC")	$841.0	$828.0
Unrealized DPAC adjustment*	(29.3)	(59.5)
Present value of future profits acquired ("PVFP")	71.5	72.7
	$883.2	$841.2

   *Reflects the change in DPAC assuming the unrealized gains on securities had actually been realized. (See Note B)

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Included in DPAC at March 31, 2005, are unamortized sales inducements of $66.8 million. As a result of adopting SOP 03-1 as of January 1, 2004, unamortized insurance acquisition costs increased by $50 million due to required balance sheet reclassifications. Included in PVFP at March 31, 2005 is $15.8 million relating to the May 2004 acquisition of the fixed annuity business of NHIC. The PVFP amounts in the table above are net of $76.9 million and $73.2 million of accumulated amortization at March 31, 2005 and December 31, 2004, respectively. Amortization of the PVFP was $3.7 million in the first quarter of 2005 compared to $1.6 million in the first quarter of 2004.

F. Notes Payable

Notes payable consisted of the following (in millions):

	March 31,	December 31,
	2005	2004

Direct obligations of GAFRI	$ 1.2	$ 1.2
Obligations of AAG Holding (guaranteed by GAFRI):
7-1/2% Senior Debentures due 2033	112.5	112.5
6-7/8% Senior Notes due 2008	100.0	100.0
7-1/4% Senior Debentures due 2034	86.3	86.3
Total	$300.0	$300.0

In August 2004, AAG Holding replaced its existing bank credit agreement with a $150 million, unsecured, four-year credit facility. In April 2005, this credit facility was increased to $165 million. Amounts borrowed will bear interest at rates ranging from 1% to 2% over LIBOR based on GAFRI's credit rating. Loans under this agreement will mature on August 28, 2008, (or February 26, 2008, if the Company's senior notes have not been effectively retired). At April 30, 2005, there were no borrowings outstanding under the agreement.

GAFRI has entered into interest rate swaps which effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9% (effective rate of approximately 6% at March 31, 2005). The swaps realign GAFRI's mix of floating and fixed rate debt.

In January 2004, the Company issued $86.3 million of 7-1/4%, 30-year Senior Debentures, using the proceeds to redeem all of its $65.0 million principal amount of 9-1/4% trust preferred securities at face value and to repurchase a portion of its outstanding 8-7/8% preferred securities.

At March 31, 2005, scheduled principal payments on debt for the remainder of 2005 and the subsequent five years were as follows (in millions):

2005	2006	2007	2008	2009	2010
$0.2	$0.2	$0.1	$100.1	$0.1	$0.1

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

G. Payable to Subsidiary Trusts (Issuers of Preferred Securities)

The preferred securities supported by the payable to subsidiary trusts consisted of the following:

Date of		Amount Outstanding		Optional
Issuance	Issue (Maturity Date)	3/31/05	12/31/04	Redemption Dates
March 1997	8.875% Pfd (2027)	$42,800,000	$42,800,000	On or after 3/1/2007
May 2003	7.35% Pfd (2033)	20,000,000	20,000,000	On or after 5/15/2008

GAFRI effectively provides an unconditional guarantee of the trusts' obligations. In the first quarter of 2004, GAFRI redeemed all $65.0 million principal amount of its 9-1/4% trust preferred securities at face value and repurchased $27.2 million of its 8-7/8% preferred securities for $28.5 million in cash, recognizing a pretax charge of $1.3 million.

H. Stockholders' Equity

At March 31, 2005, there were 7.5 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans for employees, agents and directors. Under these plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. All options expire ten years after the date of grant.

The change in net unrealized gains on marketable securities for the three months ended March 31 included the following (in millions):

	2005			2004
	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains on securities arising during the period	($130.3)	$44.9	($85.4)	$137.1	($47.4)	$89.7
Realized (gains) losses on securities	0.6	(0.1)	0.5	(8.8)	3.1	(5.7)
Change in net unrealized gains on marketable securities	($129.7)	$44.8	($84.9)	$128.3	($44.3)	$84.0

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

I. Income Taxes

GAFRI is currently evaluating the impact of new U.S. tax legislation, the American Jobs Creation Act of 2004, which was signed into law on October 22, 2004. The new law allows a deduction of 85% of repatriated qualified foreign earnings in calendar year 2005.

GAFRI's wholly owned subsidiary, GAPR, is currently analyzing the impact of remitting qualified foreign earnings under this provision. As a result of deferred taxes previously accrued on these earnings, GAFRI anticipates there will be no additional income tax expense upon the repatriation. Due to the current uncertainty, no impact has been reflected in the current financial statements or accompanying footnotes.

J. Contingencies

There have been no significant changes to the matters discussed and referred to in Note M "Contingencies" of GAFRI's Annual Report on Form 10-K for 2004.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

K. Additional Information

Statutory Information  Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	March 31,	December 31,
	2005	2004
Capital and surplus	$580.4	$577.9
Asset valuation reserve	70.4	69.9
Interest maintenance reserve	14.2	19.0

Three months ended March 31,
	2005	2004
Pretax income from operations	$16.9	$21.8
Net income	13.2	16.7

Dividends that can be paid by GAFRI's insurance subsidiaries without prior approval of regulatory authorities are subject to restrictions relating to capital and surplus and statutory net income. Based on these restrictions at December 31, 2004, GALIC and GAPR may pay dividends of $81 million and $42.4 million, respectively, in 2005 without prior approval. GALIC and GAPR paid no dividends in the first quarter of 2005.

For statutory purposes, the acquisition of the fixed annuity block of business of NHIC was recorded on April 1, 2004 as a reinsurance transaction under which NHIC paid GAFRI a negative ceding commission of $38 million to assume the block of business.

Variable Annuities  At March 31, 2005 the aggregate guaranteed minimum death benefit value (assuming every policyholder died on those dates) exceeded the market value of the underlying variable annuities by $114 million, compared to $106 million at December 31, 2004. This benefit is on all of GAFRI's variable annuity policies. Death benefits paid in excess of the variable annuity account balances were $0.2 million and $0.4 million in the first quarter of 2005 and 2004, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Condensed Consolidating Information GAFRI has guaranteed all of the outstanding debt of AAG Holding. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	ALL OTHER	CONS
MARCH 31, 2005	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 1.9	$ 0.3	$ 9,702.6	$ -	$ 9,704.8
Investment in subsidiaries	949.9	1,293.4	11.0	(2,254.3)	-
Notes receivable from subs	104.3	-	-	(104.3)	-
Unamortized insurance acquisition costs	-	-	883.2	-	883.2
Other assets	20.2	9.0	494.9	43.9	568.0
Variable annuity assets (separate accounts)	-	-	602.8	-	602.8
	$1,076.3	$1,302.7	$11,694.5	($2,314.7)	$11,758.8

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ 9,417.9	($ 5.1)	$ 9,412.8
Notes payable to GAFRI	-	102.4	1.9	(104.3)	-
Other notes payable	1.2	298.8	-	-	300.0
Payable to subsidiary trusts	-	97.9	-	(35.1)	62.8
Other liabilities	73.6	15.7	291.1	(1.5)	378.9
Variable annuity liabilities (separate accounts)	-	-	602.8	-	602.8
	74.8	514.8	10,313.7	(146.0)	10,757.3

Total stockholders' equity	1,001.5	787.9	1,380.8	(2,168.7)	1,001.5
	$1,076.3	$1,302.7	$11,694.5	($2,314.7)	$11,758.8

DECEMBER 31, 2004

Assets
Cash and investments	$ 1.0	$ -	$ 9,702.2	($ 0.1)	$ 9,703.1
Investment in subsidiaries	1,020.2	1,354.4	11.0	(2,385.6)	-
Notes receivable from subs	104.3	-	-	(104.3)	-
Unamortized insurance acquisition costs	-	-	841.2	-	841.2
Other assets	18.5	8.5	490.4	40.3	557.7
Variable annuity assets (separate accounts)	-	-	620.0	-	620.0
	$1,144.0	$1,362.9	$11,664.8	($2,449.7)	$11,722.0

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ 9,269.8	($ 5.3)	$ 9,264.5
Notes payable to GAFRI	-	102.4	1.9	(104.3)	-
Other notes payable	1.2	298.8	-	-	300.0
Payable to subsidiary trusts	-	97.9	-	(35.1)	62.8
Other liabilities	73.7	5.1	331.0	(4.2)	405.6
Variable annuity liabilities (separate accounts)	-	-	620.0	-	620.0
	74.9	504.2	10,222.7	(148.9)	10,652.9

Total stockholders' equity	1,069.1	858.7	1,442.1	(2,300.8)	1,069.1
	$1,144.0	$1,362.9	$11,664.8	($2,449.7)	$11,722.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
MARCH 31, 2005	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ 92.1	$ -	$ 92.1
Net investment income and other revenue	5.3	-	166.5	(2.9)	168.9
Equity in earnings of subsidiaries	22.4	30.2	-	(52.6)	-
	27.7	30.2	258.6	(55.5)	261.0

Costs and Expenses:
Insurance benefits and expenses	-	-	185.1	-	185.1
Interest and debt expenses	-	10.0	-	(3.2)	6.8
Other expenses	2.6	1.4	39.9	0.1	44.0
	2.6	11.4	225.0	(3.1)	235.9

Earnings before income taxes	25.1	18.8	33.6	(52.4)	25.1
Provision for income taxes	7.3	6.4	10.1	(16.5)	7.3

Net income	$17.8	$12.4	$ 23.5	($ 35.9)	$ 17.8

FOR THE THREE MONTHS ENDED
MARCH 31, 2004

Revenues:
Life, accident and health premiums	$ -	$ -	$ 90.3	$ -	$ 90.3
Net investment income and other revenue	4.6	-	152.2	(3.4)	153.4
Equity in earnings of subsidiaries	24.8	33.9	-	(58.7)	-
	29.4	33.9	242.5	(62.1)	243.7

Costs and Expenses:
Insurance benefits and expenses	-	-	171.7	-	171.7
Interest and debt expenses	-	10.8	-	(3.0)	7.8
Other expenses	1.7	1.6	33.2	-	36.5
	1.7	12.4	204.9	(3.0)	216.0

Earnings before income taxes	27.7	21.5	37.6	(59.1)	27.7
Provision for income taxes	8.5	7.2	11.7	(18.9)	8.5

Income before accounting change	19.2	14.3	25.9	(40.2)	19.2

Accounting change, net	(2.2)	-	(2.2)	2.2	(2.2)

Net income	$ 17.0	$ 14.3	$ 23.7	($38.0)	$ 17.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
MARCH 31, 2005	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$17.8	$12.4	$ 23.5	($35.9)	$ 17.8
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(16.1)	(20.0)	-	36.1	-
Increase in life, accident and health reserves	-	-	22.6	-	22.6
Benefits to annuity policyholders	-	-	80.8	-	80.8
Amortization of insurance acquisition costs	-	-	26.7	-	26.7
Depreciation and amortization	-	0.4	8.1	-	8.5
Realized losses on investments	-	-	0.6	-	0.6
Net trading portfolio activity	-	-	4.9	-	4.9
Increase in insurance acquisition costs	-	-	(33.8)	-	(33.8)
Increase in reinsurance recoverable	-	-	(3.6)	-	(3.6)
Decrease (increase) in other assets	(2.0)	(0.5)	2.2	-	(0.3)
Increase (decrease) in other liabilities	(1.1)	(0.5)	9.8	-	8.2
Increase (decrease) in payable to affiliates, net	0.9	11.1	(7.2)	-	4.8
Capital contribution from parent (to subsidiary)	(14.7)	14.7	-	-	-
Dividends from subsidiaries(to parent)	16.6	(16.6)	-	-	-
Other, net	-	(0.7)	(0.7)	(0.2)	(1.6)
	1.4	0.3	133.9	-	135.6

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	(978.3)	-	(978.3)
Maturities and redemptions of fixed maturity investments	-	-	156.0	-	156.0
Sales of investments and other assets	-	-	603.1	-	603.1
Increase in policy loans	-	-	(0.1)	-	(0.1)
	-	-	(219.3)	-	(219.3)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	266.5	-	266.5
Annuity surrenders, benefits and withdrawals	-	-	(224.3)	-	(224.3)
Net transfers from variable annuity assets	-	-	0.3	-	0.3
Issuance of Common Stock	0.1	-	-	-	0.1
Retirement of Common Stock	(0.6)	-	-	-	(0.6)
	(0.5)	-	42.5	-	42.0

Net increase (decrease) in cash and short-term investments	0.9	0.3	(42.9)	-	(41.7)
Beginning cash and short-term investments	1.0	-	169.2	-	170.2

Ending cash and short-term investments	$ 1.9	$ 0.3	$126.3	$ -	$128.5

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
MARCH 31, 2004	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$ 17.0	$14.3	$ 23.7	($38.0)	$ 17.0
Adjustments:
Cumulative effect of accounting change	2.2	-	2.2	(2.2)	2.2
Equity in net earnings of subsidiaries and affiliates	(15.2)	(22.6)	-	37.8	-
Increase in life, accident and health reserves	-	-	17.0	-	17.0
Benefits to annuity policyholders	-	-	72.3	-	72.3
Amortization of insurance acquisition costs	-	-	22.0	-	22.0
Depreciation and amortization	-	0.7	4.4	-	5.1
Realized gains on investments	(0.3)	-	(8.5)	-	(8.8)
Realized losses on retirement of subsidiary trust debt	1.0	-	-	0.3	1.3
Net trading portfolio activity	-	-	(23.8)	-	(23.8)
Increase in insurance acquisition costs	-	-	(30.8)	-	(30.8)
Increase in reinsurance recoverable	-	-	(0.5)	-	(0.5)
Decrease (increase) in other assets	0.1	-	(4.1)	-	(4.0)
Increase (decrease) in other liabilities	(2.7)	-	5.0	-	2.3
Increase in payable to affiliates, net	0.8	-	4.0	-	4.8
Capital contribution from parent (to subsidiary)	(90.3)	90.3	-	-	-
Dividends from subsidiaries (to parent)	114.2	(91.2)	(23.0)	-	-
Other, net	(2.4)	0.1	3.2	2.1	3.0
	24.4	(8.4)	63.1	-	79.1

Cash Flows from Investing Activities:
Purchases of investments and other assets	(23.2)	-	(979.5)	28.5	(974.2)
Maturities and redemptions of fixed maturity investments	-	-	187.2	-	187.2
Sales of investments and other assets	1.0	-	723.6	(10.0)	714.6
Decrease in policy loans	-	-	0.7	-	0.7
	(22.2)	-	(68.0)	18.5	(71.7)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	152.9	-	152.9
Annuity surrenders, benefits and withdrawals	-	-	(159.4)	-	(159.4)
Net transfers to variable annuity assets	-	-	(3.7)	-	(3.7)
Additions to notes payable	-	83.5	-	-	83.5
Issuance of Common Stock	1.0	-	-	-	1.0
Repurchase of Trust Preferred Securities	-	(75.0)	-	(18.5)	(93.5)
	1.0	8.5	(10.2)	(18.5)	(19.2)

Net increase (decrease) in cash and short-term investments	3.2	0.1	(15.1)	-	(11.8)
Beginning cash and short-term investments	0.4	-	163.6	-	164.0

Ending cash and short-term investments	$ 3.6	$ 0.1	$148.5	$ -	$152.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

Index to MD&A

Page			Page
Forward-Looking Statements	21	Results of Operations	29
General	22	General	29
Overview	22	Income Items	29
Critical Accounting Policies	22	Expense Items	31
Liquidity and Capital Resources	23	Other Items	31
Ratios	23
Sources and Uses of Funds	23
Independent Ratings	24
Investments	25

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

OVERVIEW

Financial Condition

Over the last several years, GAFRI has significantly strengthened its capital and liquidity. Stockholders' equity (excluding unrealized gains) has grown from $671.9 million at January 1, 2003 to $895.5 million at March 31, 2005. Over the same period, GAFRI's ratio of debt to total capital has decreased from 36.3% to 28.7%. In addition, the adjusted capital and surplus of GAFRI's insurance subsidiaries increased from $508 million to $698 million during the same period.

Results of Operations

Through the operations of its insurance subsidiaries, GAFRI is engaged in the sale of retirement annuities and various forms of supplemental insurance and life products.

GAFRI's net income for the first quarter of 2005 was $17.8 million ($0.38 per diluted share) compared to $17.0 million ($0.36 per diluted share) for the same period in 2004. The increase reflects improved results in each of the Company's lines of business.

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
  The determination of "other than temporary" impairments on investments; and
  Environmental reserves of GAFRI's former manufacturing operations.

For further discussion of these policies, see "Critical Accounting Policies" in GAFRI's 2004 Form 10-K.

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

	March 31,	December 31,
	2005	2004	2003
Consolidated Debt	$ 363	$ 363	$ 369
Stockholders' Equity	903	895	805
Total Capital	$1,266	$1,258	$1,174

Consolidated Debt to Capital	28.7%	28.9%	31.4%

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 2005, the capital ratio of GAFRI's principal insurance subsidiary was 6.5 times its authorized control level RBC.

Sources and Uses of Funds

Parent Holding Company Liquidity  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions and other payments from their insurance subsidiaries, (Great American Life Insurance Company ("GALIC") and GA Life of Puerto Rico ("GAPR")), bank borrowings and cash and investments on hand.  Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC and GAPR in 2005 without prior regulatory approval is $81 million and $42.4 million, respectively. GALIC and GAPR paid no dividends in the first quarter of 2005.

In August 2004, the Company replaced its existing credit agreement with a $150 million four-year credit facility. In April 2005, this credit facility was increased to $165 million. Amounts borrowed bear interest at rates ranging from 1% to 2% over LIBOR based on GAFRI's credit rating. There were no borrowings outstanding at April 30, 2005.

In January 2004, GAFRI raised approximately $84 million through the issuance of 7-1/4% Senior Debentures. The majority of the proceeds were used to retire trust preferred securities having a higher effective interest rate. Under a currently effective shelf registration, GAFRI and AAG Holding can issue approximately $250 million in additional equity or debt securities. All debentures issued by GAFRI are rated investment grade by three nationally recognized rating agencies.

GAFRI believes that it has sufficient resources to meet its liquidity requirements.

Subsidiary Liquidity  GAFRI believes its insurance subsidiaries maintain sufficient liquidity to pay anticipated claims and benefits and operating expenses, as well as meet commitments in the event of unforeseen events such as unusually high annuity withdrawals, reserve deficiencies, inadequate premium rates or reinsurer insolvencies.

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

Following are the Company's insurance ratings as of March 31, 2005:

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

Investments  At March 31, 2005, GAFRI's investment portfolio contained $8.7 billion in "Fixed maturities" classified as available-for-sale, which are carried at market value with unrealized gains and losses reported as a separate component of stockholders' equity on an after-tax basis. At March 31, 2005, GAFRI had pretax net unrealized gains of $174 million on fixed maturities and $11 million on equity securities.

GAFRI invests primarily in fixed income investments that, including loans and short-term investments, comprised 97% of its investment portfolio at March 31, 2005. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At March 31, 2005, 94% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At March 31, 2005, GAFRI's mortgage-backed securities ("MBSs") portfolio represented approximately 30% of its investments. MBS portfolios are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. Due to the significant decline in the general level of interest rates in recent years, GAFRI has experienced an increase in the level of prepayments on its MBS portfolio; these prepayments have not been reinvested at interest rates comparable to the rates earned on the prepaid MBSs. Partly as a result of this, the overall yield on GAFRI's fixed maturity portfolio dropped from approximately 6.2% at year-end 2003 to 6.0% at March 31, 2005.

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

Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at March 31, 2005, is shown in the following table (dollars in millions). Approximately $154 million of available-for-sale "Fixed Maturities" and $7 million of "Equity Securities" had no unrealized gains or losses at March 31, 2005.

	Securities with Unrealized	Securities with Unrealized
Available-for-sale Fixed Maturities	Gains	Losses
Market value of securities	$5,503	$3,093
Amortized cost of securities	$5,273	$3,149
Gross unrealized gain (loss)	$ 230	($ 56)
Market value as % of amortized cost	104%	98%
Number of security positions	1,116	381
Number individually exceeding $2 million gain or loss	5	-
Concentration of gains (losses) by type or industry
(exceeding 5% of unrealized):
Banks, savings and credit institutions	$ 36.5	($ 2.5)
Gas and electric services	32.9	(2.2)
Mortgage-backed securities	20.2	(29.0)
U.S. Government and government agencies	12.8	(2.8)
Percentage rated investment grade	92%	97%

Equity Securities
Market value of securities	$ 87	$ 69
Cost of securities	$ 73	$ 72
Gross unrealized gain (loss)	$ 14	$ (3)
Market value as % of cost	119%	96%

The table below sets forth the scheduled maturities of GAFRI's available-for-sale fixed maturity securities at March 31, 2005, based on their market values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	3%	1%
After one year through five years	20	4
After five years through ten years	43	29
After ten years	17	10
	83	44
Mortgage-backed securities	17	56
	100%	100%

*Excludes $154 million of fixed maturities with no unrealized gains or losses.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

GAFRI realized aggregate losses of $4.3 million during the first quarter of 2005 on $111.2 million in sales of fixed maturity securities (4 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2004. The market value of one of the securities increased $389,000 from December 31 to the date of sale. The market value of the other three securities decreased an aggregate of $652,000 from December 31 to date of sale.

Although GAFRI had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio. None of the securities were sold out of a necessity to raise cash. GAFRI has the ability and intent to hold securities with unrealized losses at March 31, 2005, for a period of time sufficient to allow for a recovery in market value.

The table below (dollars in millions) summarizes the unrealized gains and losses on all securities by dollar amount.
Fixed Maturities at March 31, 2005	Aggregate Market Value	Aggregate Unrealized Gain (Loss)	Market Value as % of Cost Basis

Securities with unrealized gains:
Exceeding $500,000 (123 issues):	$1,491	$108	107.8%
Less than $500,000 (993 issues):	4,012	122	103.1%
	$5,503	$230	104.4%

Securities with unrealized losses:
Exceeding $500,000 (25 issues):	$ 557	($ 19)	96.7%
Less than $500,000 (356 issues):	2,536	(37)	98.6%
	$3,093	($ 56)	98.2%

Equity Securities at March 31, 2005

Securities with unrealized gains:
Exceeding $500,000 (9 issues):	$ 52	$12	130.0%
Less than $500,000 (18 issues):	35	2	106.1%
	$ 87	$14	119.2%

Securities with unrealized losses:
Exceeding $500,000 (1 issue):	$ 38	($1)	97.4%
Less than $500,000 (13 issues):	31	(2)	93.9%
	$ 69	($3)	95.8%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The following table (dollars in millions) summarizes the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.
Fixed Maturities with Unrealized Losses at March 31, 2005	Aggregate Market Value	Aggregate Unrealized Gain(Loss)	Market Value as % of Cost Basis

Investment grade with losses for:
One year or less (318 issues)	$2,736	($41)	98.5%
Greater than one year (25 issues)	252	(11)	95.8%
	$2,988	($52)	98.3%

Non-investment grade with losses for:
One year or less (26 issues)	$ 77	($ 2)	97.5%
Greater than one year (12 issues)	28	(2)	93.3%
	$ 105	($ 4)	96.3%

Equity Securities with Unrealized
Losses at March 31, 2005

One year or less (14 issues)	$ 69	($ 3)	95.8%
Greater than one year (0 issues)	-	-	-
	$ 69	($ 3)	95.8%

When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. A listing of factors considered and resources used is contained in the discussion of "Investments" under Management's Discussion and Analysis in GAFRI's 2004 Form 10-K.

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

RESULTS OF OPERATIONS

General  As shown in Footnote D - "Segments of Operations", operating earnings for the first quarter of 2005 reflects improved operating profit in each of the Company's lines of business compared to the respective 2004 period. The $2.6 million decrease in operating earnings for the first quarter of 2005 compared to the same period in 2004 reflects realized gains of $7.5 million in the first quarter of 2004 compared to realized losses of ($0.6) million in 2005.

Retirement Products  The following table summarizes GAFRI's statutory premiums for its retirement annuities (in millions).

Three months ended
March 31,
Annuity Premiums	2005	2004
Cincinnati Insurance Operations:
Single premium fixed rate annuities	$190	$103
Flexible premium fixed rate annuities	44	39
Single premium variable annuities	9	9
Flexible premium variable annuities	17	19
Subtotal Cincinnati Insurance Operations	260	170

UTA and GAPR fixed rate annuities	6	7
Total annuity premiums	$266	$177

The increase in GAFRI's single premium annuities includes approximately $100 million of fixed annuity premiums from policyholders of an unaffiliated company in rehabilitation who chose to transfer their funds to GAFRI.

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

Three months ended
March 31,
Premiums	2005	2004
Supplemental insurance operations	$64	$62
GA Life of Puerto Rico	18	17
Cincinnati life operations	10	11
	$92	$90

Benefits
Supplemental insurance operations	$48	$47
GA Life of Puerto Rico	9	9
Cincinnati life operations	12	13
	$69	$69

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

Net Investment Income  Net investment income increased $16.5 million (13%) in the first quarter of 2005, compared to the same period of 2004. An increase in average invested assets of approximately $1.1 billion (13%), due primarily to the acquisition of the NHIC block of annuities in May 2004, was partially offset by a lower yield on GAFRI's investment portfolio.

The yield on GAFRI's fixed maturity portfolio was approximately 6.0% at March 31, 2005 compared to approximately 6.2% at year-end 2003. See "Management's Discussion and Analysis - Investments."

Realized Gains (Losses)

Investments

Realized gains (losses) on investments included provisions for other than temporary impairment on securities still held as follows: first quarter of 2005 and 2004 - $1.7 million and $2.6 million, respectively.

Retirement of Subsidiary Trust Debt

Loss on retirement of subsidiary trust debt reflects pretax losses on repurchases of $27.2 million principal amount of the Company's 8-7/8% trust preferred securities in the first quarter of 2004.

Other Income  Other income increased $7.1 million (38%) in the first quarter of 2005 compared to the same period in 2004 reflecting (i) increased real estate revenues due to the acquisition of a new property in July 2004; (ii) increased surrender fee income on GAFRI's fixed annuity operations (including the NHIC block acquired in May 2004); and (iii) higher fees earned on GAFRI's variable annuity business due to higher average variable annuity asset balances.

Real Estate Operations  GAFRI is engaged in a variety of real estate operations including hotels and marinas. Revenues and expenses of these operations are included in GAFRI's Consolidated Income Statement as shown below (in millions). The increase in real estate revenues and expenses is due primarily to the acquisition of a new property in July 2004.

Three months ended
March 31,
	2005	2004
Other income	$11.9	$6.1
Other expenses:
Operating expenses	9.4	5.7
Depreciation and other	3.0	1.6

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

Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. Management believes that significant changes in projected investment yields could result in charges (or credits) to earnings in the period an increase in annuity reserves, the projections are modified.

Annuity benefits increased $8.5 million in the first quarter of 2005 compared to the same period in 2004 reflecting an increase in annuity reserves primarily as a result of the acquisition of a block of business in May 2004.

Insurance Acquisition Expenses  Insurance acquisition expenses includes amortization of DPAC as well as a portion of commissions on sales of insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to write-offs of DPAC in the future.

Interest on Subsidiary Trust Obligations  The decrease in interest on subsidiary trust obligations in the first quarter of 2005 compared to the same period in 2004 reflects the Company's March 2004 redemption of $65 million principal amount of its 9-1/4% TOPrS and the first quarter 2004 repurchases of $27.2 million principal amount of its 8-7/8% preferred securities.

Other Interest and Debt Expenses  The increase in other interest and debt expenses in the first quarter of 2005 compared to the same period in 2004 reflects the first quarter 2004 issuance of 7-1/4% Senior Debentures.

Other Expenses  Other expenses increased $7.5 million (21%) in the first quarter of 2005 compared to the same period in 2004 reflects an increase in expenses from real estate operations due to the acquisition of a new property in July 2004.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Item 3

Quantitative and Qualitative Disclosure of Market Risk

As of March 31, 2005, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure about Market Risk" in GAFRI's 2004 Form 10-K.

Item 4

Controls and Procedures

GAFRI's management, with participation from its Chief Executive Officer and Chief Financial Officer, has evaluated GAFRI's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2005. Based on that evaluation, GAFRI's CEO and CFO concluded that these disclosure controls and procedures were effective.

During the first quarter of 2005, there have been no changes in GAFRI's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, GAFRI's internal controls over financial reporting. In the quarter ended March 31, 2005, the Company did complete conversions of the following two software systems:

    Medicare supplement claims processing; and
    General ledger and accounts payable.

In addition, payroll processing migrated from an outside service provider to in-house processing on an existing system. These changes were part of the Company's ongoing process of upgrading its software to expand the functionality of its systems. However, the related business processes and procedures did not materially change and, accordingly, management does not believe such changes are likely to materially affect GAFRI's internal controls over financial reporting.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART II

OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

GAFRI made the following purchases of its $1 par value common stock during the first quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)

2005
January	-	-	-	-

February	-	-	-	-

March	31,700	$16.82	31,700	1,706,674

(a)  In April 2005, GAFRI's Board of Directors increased the authorization for      share repurchases by 1.5 million shares. The Company is now authorized to      repurchase up to 1.7 million shares.

Item 6

Exhibits

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
GREAT AMERICAN FINANCIAL RESOURCES, INC.

May 6, 2005	BY:/s/Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer