Form 10-Q
period 2005-06-30
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2005-08-05
CIK 894651

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005	Commission File No. 1-11632

Incorporated under	IRS Employer I.D.
the Laws of Delaware	No. 06-1356581

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

As of August 1, 2005, there were 47,102,615 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

TABLE OF CONTENTS

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

FINANCIAL INFORMATION

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	June 30,	December 31,
	2005	2004
Assets
Investments:
Fixed maturities:
Available-for-sale - at market
(amortized cost - $8,523.3 and $8,383.2)	$ 8,883.2	$ 8,700.1
Trading securities - at market	286.0	292.2
Equity securities - at market
(cost - $166.1 and $134.1)	175.8	159.2
Mortgage loans on real estate	22.2	22.4
Real estate	139.5	108.8
Policy loans	252.0	250.2
Short-term investments	202.5	145.7
Total investments	9,961.2	9,678.6

Cash	36.7	24.5
Accrued investment income	114.7	115.6
Unamortized insurance acquisition costs	856.9	841.2
Reinsurance recoverable	327.7	327.6
Other assets	122.5	114.5
Variable annuity assets (separate accounts)	610.0	620.0

	$12,029.7	$11,722.0

Liabilities and Capital
Annuity benefits accumulated	$ 8,312.4	$ 8,132.1
Unearned revenue	107.2	110.4
Life, accident and health reserves	1,055.8	1,022.0
Notes payable	299.9	300.0
Payable to subsidiary trusts	62.8	62.8
Payable to affiliates, net	125.0	115.3
Deferred taxes on unrealized gains	108.3	98.9
Accounts payable, accrued expenses and other
liabilities	221.5	191.4
Variable annuity liabilities (separate accounts)	610.0	620.0
Total liabilities	10,902.9	10,652.9

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-47,035,848 and 47,062,384 shares outstanding	47.0	47.1
Capital surplus	405.2	407.1
Retained earnings	467.5	424.0
Unrealized gains on marketable securities, net	207.1	190.9
Total stockholders' equity	1,126.8	1,069.1

	$12,029.7	$11,722.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

Three months ended June 30,			Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Life, accident and health premiums	$ 92.3	$ 87.5	$184.4	$177.8
Net investment income	139.8	131.4	283.7	258.8
Realized gains (losses) on:
Investments	6.8	(4.7)	6.2	4.1
Retirement of subsidiary trust debt	-	-	-	(1.3)
Other income	32.7	27.5	58.3	46.0
	271.6	241.7	532.6	485.4
Costs and Expenses:
Annuity benefits	84.1	73.7	164.9	146.0
Life, accident and health benefits	69.5	66.0	138.5	135.3
Insurance acquisition expenses	33.8	32.7	69.1	62.8
Interest on subsidiary trust obligations	1.3	1.3	2.6	4.1
Other interest and debt expenses	5.7	5.1	11.2	10.1
Other expenses	41.9	41.5	85.9	78.0
	236.3	220.3	472.2	436.3

Operating earnings before income taxes	35.3	21.4	60.4	49.1
Provision for income taxes	9.6	6.4	16.9	14.9

Income before accounting change	25.7	15.0	43.5	34.2
Cumulative effect of accounting change,
net of tax	-	-	-	(2.2)

Net Income	$ 25.7	$ 15.0	$ 43.5	$ 32.0

Basic earnings per common share:
Income before accounting change	$ 0.55	$ 0.32	$ 0.93	$ 0.73
Accounting change	-	-	-	(0.05)
Net income	$ 0.55	$ 0.32	$ 0.93	$ 0.68

Diluted earnings per common share:
Income before accounting change	$ 0.54	$ 0.32	$ 0.92	$ 0.72
Accounting change	-	-	-	(0.04)
Net income	$ 0.54	$ 0.32	$ 0.92	$ 0.68

Average number of common shares:
Basic	47.0	47.1	47.0	47.1
Diluted	47.3	47.3	47.3	47.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)
	Six months ended
	June 30,
	2005	2004
Common Stock:
Balance at beginning of period	$ 47.1	$ 47.0
Common Stock issued	0.3	0.1
Common Stock retired	(0.4)	-
Balance at end of period	$ 47.0	$ 47.1

Capital Surplus:
Balance at beginning of period	$407.1	$406.0
Common Stock issued	4.0	1.8
Common Stock retired	(5.9)	(0.2)
Balance at end of period	$405.2	$407.6

Retained Earnings:
Balance at beginning of period	$424.0	$326.9
Net income	43.5	32.0
Balance at end of period	$467.5	$358.9

Unrealized Gains, Net:
Balance at beginning of period	$190.9	$162.6
Change during period	16.2	(72.0)
Balance at end of period	$207.1	$ 90.6

Comprehensive Income
Net income	$ 43.5	$ 32.0
Other comprehensive income (loss) - change in net
unrealized gains on marketable securities	16.2	(72.0)
Comprehensive income (loss)	$ 59.7	($ 40.0)

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)
	Six months ended
	June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$ 43.5	$ 32.0
Adjustments:
Cumulative effect of accounting change	-	2.2
Increase in life, accident and health reserves	34.7	41.4
Benefits to annuity policyholders	164.9	146.0
Amortization of insurance acquisition costs	50.9	46.8
Depreciation and amortization	16.6	16.0
Realized gains on investments	(6.2)	(4.1)
Realized losses on retirement of subsidiary trust debt	-	1.3
Net trading portfolio activity	9.4	(58.9)
Increase in insurance acquisition costs	(62.7)	(63.6)
Decrease (increase) in reinsurance recoverable	10.6	(28.6)
Decrease (increase) in other assets	2.7	(3.9)
Increase (decrease) in other liabilities	(8.3)	12.1
Increase in payable to affiliates, net	9.7	2.4
Other, net	(1.3)	3.5
	264.5	144.6

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,166.5)	(1,644.6)
Equity securities	(61.6)	(32.0)
Real estate, mortgage loans and other assets	(35.4)	(8.9)
Maturities and redemptions of fixed maturity investments	378.5	446.4
Sales of:
Fixed maturity investments	640.5	1,214.4
Equity securities	42.0	7.2
Real estate, mortgage loans and other assets	0.3	0.4
Cash and short-term investments of acquired (former) businesses, net	-	26.6
Decrease (increase) in policy loans	(1.8)	0.2
	(204.0)	9.7

Cash Flows from Financing Activities:
Fixed annuity receipts	452.4	340.3
Annuity surrenders, benefits and withdrawals	(446.9)	(353.9)
Net transfers (to) from variable annuity assets	4.7	(3.8)
Additions to notes payable	-	83.5
Reductions of notes payable	(0.1)	(0.1)
Issuance of Common Stock	0.9	1.9
Retirement of Common Stock	(2.5)	(0.2)
Repurchase of Trust Preferred Securities	-	(93.5)
	8.5	(25.8)

Net increase in cash and short-term investments	69.0	128.5
Beginning cash and short-term investments	170.2	164.0
Ending cash and short-term investments	$ 239.2	$ 292.5

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

American Financial Group, Inc. ("AFG") and its subsidiaries owned 82% of GAFRI's Common Stock at August 1, 2005.
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

The PVFP is amortized with interest in relation to expected gross profits of the acquired policies for annuities and universal life products and in relation to the premium payments for traditional life and health insurance products.

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

Payable to Subsidiary Trusts  GAFRI has formed wholly-owned subsidiary trusts that issued preferred securities and, in turn, purchased a like amount of subordinated debt from their parent company. Interest and principal payments from the parent fund the respective trust obligations. GAFRI does not consolidate these subsidiary trusts because they are "variable interest entities" in which GAFRI is not considered to be the primary beneficiary. Accordingly, the subordinated debt due to the trusts is shown as a liability in the Balance Sheet.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For SFAS No. 123 purposes, the "fair value" of $5.28 per option granted in the first six months of 2005 and $4.63 for the first six months of 2004 was calculated using the Black-Scholes option pricing model and the following assumptions: dividend yield of less than 1%; expected volatility of 20%; risk-free interest rate of 4%; and expected option life of 7.5 years. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value."

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004
Net income, as reported	$25.7	$15.0	$43.5	$32.0
Pro forma stock option expense, net of tax	(0.5)	(0.6)	(1.0)	(0.8)

Adjusted net income	$25.2	$14.4	$42.5	$31.2

Earnings per share (as reported):
Basic	$0.55	$0.32	$0.93	$0.68
Diluted	$0.54	$0.32	$0.92	$0.68

Earnings per share (adjusted):
Basic	$0.54	$0.31	$0.90	$0.66
Diluted	$0.53	$0.30	$0.90	$0.66

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment." SFAS 123(R) revises SFAS 123 and eliminates the use of the intrinsic value method prescribed by APB 25. Under SFAS 123(R), companies must recognize compensation expense for all new share-based awards (including employee stock options), and the non-vested portions of prior awards, based on their fair value at the date of grant. GAFRI expects to implement the new standard on January 1, 2006, on a prospective basis. After that date, all share-based grants will be recognized as compensation expense over their respective vesting periods. While GAFRI currently uses the Black-Scholes pricing model to measure the fair value of stock options for purposes of disclosing pro forma earnings, the use of other models will also be permitted. GAFRI has not yet determined which model it will use to measure the fair value of future stock option grants.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Earnings Per Share  Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: second quarter and first six months of 2005 - 0.3 million shares and second quarter and first six months of 2004 - 0.2 million shares.

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

D. Segments of Operations

GAFRI's life and annuity operations include fixed and variable annuity products as well as investments in real estate operations.  GAFRI's annuity products are sold through independent agents to employees of primary and secondary educational institutions, hospitals and in the non-qualified markets.  Traditional term and universal life insurance products had been marketed through national marketing organizations. In the second quarter of 2004, GAFRI suspended new sales of these life insurance products due to inadequate volume and returns. The Company will continue to service its in-force block of these policies. The Company continues to sell life products through its supplemental insurance operations and GA Life of Puerto Rico (see below). GAFRI is engaged in a variety of real estate operations including hotels and marinas. The seasonal nature of the Company's hotel operations and the discretionary sales of assets cause the quarterly results not to be indicative of results for longer periods of time.

GAFRI's supplemental insurance businesses (United Teacher Associates Insurance Company ("UTA") and Loyal American Life Insurance Company) offer a variety of limited benefit policies to supplement primary health insurance and other insurance coverage. UTA offers its products through independent agents.

GA Life of Puerto Rico ("GAPR") sells in-home life and supplemental health products through a network of company-employed agents.  It also sells other life products through independent agents. Sales in Puerto Rico accounted for approximately 20% of GAFRI's life, accident and health premiums in the first six months of 2005 and 2004, respectively.

Corporate and other consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company). The following table shows GAFRI's revenues and operating profit by significant business segment (in millions):

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Three months ended		Six months ended June 30,
	June 30,
	2005	2004	2005	2004
Revenues
Fixed annuity operations	$121.2	$115.1	$248.0	$225.5
Variable annuity operations	5.6	5.8	11.5	11.6
Life operations	19.5	19.9	38.5	39.5
Real estate operations	17.6	11.8	29.5	17.9
Total life and annuity operations	163.9	152.6	327.5	294.5

Supplemental insurance operations	76.6	71.2	151.0	143.1
GA Life of Puerto Rico	22.0	20.2	43.4	40.4
Corporate and other	2.3	2.4	4.5	4.6
Total operating revenues	264.8	246.4	526.4	482.6

Realized gains (losses)	6.8	(4.7)	6.2	2.8
Total revenues per income statement	$271.6	$241.7	$532.6	$485.4

Operating profit - pretax
Fixed annuity operations	$ 20.3	$ 23.4	$45.3	$ 47.5
Variable annuity operations	0.6	0.3	1.4	0.6
Life operations	1.4	(0.2)	(0.4)	(2.8)
Real estate operations - operating cash flow	6.4	3.3	8.9	3.7
Real estate operations - depreciation and other	(2.4)	(1.7)	(5.4)	(3.3)
Total life and annuity operations	26.3	25.1	49.8	45.7

Supplemental insurance operations	7.4	5.9	14.2	10.5
GA Life of Puerto Rico	2.6	3.1	6.4	6.4
Corporate and other	(7.8)	(8.0)	(16.2)	(16.3)
Pretax earnings from operations	28.5	26.1	54.2	46.3

Realized gains (losses)	6.8	(4.7)	6.2	2.8
Total pretax earnings per income statement	$ 35.3	$ 21.4	$ 60.4	$ 49.1

E. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	June 30,	December 31,
	2005	2004

Deferred policy acquisition costs ("DPAC")	$779.1	$764.4
Sales inducements	69.3	63.6
Unrealized DPAC adjustment*	(62.5)	(59.5)
Present value of future profits acquired ("PVFP")	71.0	72.7
	$856.9	$841.2

   *Reflects the change in DPAC assuming the unrealized gains on securities had actually been realized. (See Note B)

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Included in PVFP at June 30, 2005 is $16.7 million relating to the May 2004 acquisition of the fixed annuity business of NHIC. The PVFP amounts in the table above are net of $79.1 million and $73.2 million of accumulated amortization at June 30, 2005 and December 31, 2004, respectively. Amortization of the PVFP was $2.2 million in the second quarter of 2005 and $5.9 million in the first six months of 2005 compared to $1.9 million in the second quarter of 2004 and $3.5 million in the first six months of 2004.

F. Notes Payable

Notes payable consisted of the following (in millions):

	June 30,	December 31,
	2005	2004

Direct obligations of GAFRI	$ 1.1	$ 1.2
Obligations of AAG Holding (guaranteed by GAFRI):
7-1/2% Senior Debentures due 2033	112.5	112.5
6-7/8% Senior Notes due 2008	100.0	100.0
7-1/4% Senior Debentures due 2034	86.3	86.3
Total	$299.9	$300.0

In August 2004, AAG Holding replaced its existing bank credit agreement with a $150 million, unsecured, four-year credit facility. In April 2005, this credit facility was increased to $165 million. Amounts borrowed will bear interest at rates ranging from 1% to 2% over LIBOR based on GAFRI's credit rating. Loans under this agreement will mature on August 28, 2008 (or February 26, 2008, if the Company's senior notes have not been effectively retired). No amounts have been borrowed under this agreement.

GAFRI has entered into interest rate swaps that effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9% (effective rate of approximately 6.3% at June 30, 2005). The swaps realign GAFRI's mix of floating and fixed rate debt.

In January 2004, the Company issued $86.3 million of 7-1/4%, 30-year Senior Debentures, using the proceeds to redeem all of its $65.0 million principal amount of 9-1/4% trust preferred securities at face value and to repurchase a portion of its outstanding 8-7/8% preferred securities.

At June 30, 2005, scheduled principal payments on debt for the remainder of 2005 and the subsequent five years were as follows (in millions):

2005	2006	2007	2008	2009	2010
$0.1	$0.2	$0.1	$100.1	$0.1	$0.1

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

G. Payable to Subsidiary Trusts

The preferred securities supported by the payable to subsidiary trusts consisted of the following:

Date of		Amount Outstanding		Optional
Issuance	Issue (Maturity Date)	6/30/05	12/31/04	Redemption Dates
March 1997	8.875% Pfd (2027)	$42,800,000	$42,800,000	On or after 3/1/2007
May 2003	7.35% Pfd (2033)	20,000,000	20,000,000	On or after 5/15/2008

GAFRI effectively provides an unconditional guarantee of the trusts' obligations.

H. Stockholders' Equity

At June 30, 2005, there were 7.2 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans for employees, agents and directors. As of that date, options for 4.6 million shares were outstanding. Under these plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. Options generally expire ten years after the date of grant.

The change in net unrealized gains on marketable securities for the six months ended June 30 included the following (in millions):

	2005			2004
	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains on securities arising during the period	$31.8	($10.2)	$21.6	($105.5)	$36.3	($69.2)
Realized (gains) losses on securities	(6.2)	0.8	(5.4)	(4.1)	1.3	(2.8)
Change in net unrealized gains on marketable securities	$25.6	($9.4)	$16.2	($109.6)	$37.6	($72.0)

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

I. Income Taxes

The American Jobs Creation Act of 2004 allows a deduction of 85% of repatriated qualified foreign earnings received as dividends in 2005. In June 2005, GAFRI's wholly owned subsidiary, GAPR, paid a dividend of $30 million which qualified for this special tax treatment. As a result of deferred taxes previously accrued on these earnings, GAFRI did not recognize any additional income tax as a result of the payment of this dividend. While GAFRI is still evaluating whether it will remit any additional qualified foreign earnings under this provision in 2005, it does not believe the impact of any such election will be material to its results of operations.

J. Contingencies

As previously announced, GAFRI's parent company (American Financial Group, Inc.) expects to conduct a review of its environmental liabilities in the third quarter of 2005. GAFRI will also be reviewing the environmental liabilities at its former manufacturing operations (which were discontinued prior to 1993).

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The review is expected to be completed prior to year end 2005. At December 31, 2004, GAFRI had estimated that the remaining aggregate cost of environmental work at all sites for which it has responsibility ranged from $6 million to $27 million; the reserve for these liabilities on its Balance Sheet was $6 million at June 30, 2005. Management does not expect that the results of this review will have a material effect on the financial condition or results of operations of GAFRI.

Management knows of no significant changes to the matters discussed and referred to in Note M "Contingencies" of GAFRI's Annual Report on Form 10-K for 2004.

K. Additional Information

Statutory Information  Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	June 30,	December 31,
	2005	2004
Capital and surplus	$596.3	$577.9
Asset valuation reserve	78.4	69.9
Interest maintenance reserve	15.2	19.0

Six months ended June 30,
	2005	2004
Pretax income from operations	$52.2	$43.2
Net income	38.5	24.9

Dividends that can be paid by GAFRI's insurance subsidiaries without prior approval of regulatory authorities are subject to restrictions relating to capital and surplus and statutory net income. Based on these restrictions at December 31, 2004, GALIC and GAPR may pay dividends of $81 million and $42.4 million, respectively, in 2005 without prior approval. In May 2005, GALIC paid a $15 million dividend to GAFRI. In June 2005, GAPR paid a $30 million dividend to GAFRI (See Note I) and GAFRI made a $15 million capital contribution to GALIC.

For statutory purposes, the acquisition of the fixed annuity block of business of NHIC was recorded on April 1, 2004 as a reinsurance transaction under which NHIC paid GAFRI a negative ceding commission of $38 million to assume the block of business.

Variable Annuities  At June 30, 2005 and December 31, 2004, the aggregate guaranteed minimum death benefit value (assuming every policyholder died on those dates) exceeded the market value of the underlying variable annuities by $106 million. This benefit is on all of GAFRI's variable annuity policies. Death benefits paid in excess of the variable annuity account balances were $0.5 million and $0.6 million in the first six months of 2005 and 2004, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Condensed Consolidating Information GAFRI has guaranteed all of the outstanding debt of AAG Holding. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	ALL OTHER	CONS
JUNE 30, 2005	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 16.2	$ 0.6	$ 9,981.1	$ -	$ 9,997.9
Investment in subsidiaries	1,064.1	1,416.6	11.0	(2,491.7)	-
Notes receivable from subs	104.3	-	-	(104.3)	-
Unamortized insurance acquisition costs	-	-	856.9	-	856.9
Other assets	17.0	8.6	493.7	45.6	564.9
Variable annuity assets (separate accounts)	-	-	610.0	-	610.0
	$1,201.6	$1,425.8	$11,952.7	($2,550.4)	$12,029.7

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ 9,480.4	($ 5.0)	$ 9,475.4
Notes payable to GAFRI	-	102.4	1.9	(104.3)	-
Other notes payable	1.1	298.8	-	-	299.9
Payable to subsidiary trusts	-	97.9	-	(35.1)	62.8
Other liabilities	73.7	4.1	377.1	(0.1)	454.8
Variable annuity liabilities (separate accounts)	-	-	610.0	-	610.0
	74.8	503.2	10,469.4	(144.5)	10,902.9

Total stockholders' equity	1,126.8	922.6	1,483.3	(2,405.9)	1,126.8
	$1,201.6	$1,425.8	$11,952.7	($2,550.4)	$12,029.7

DECEMBER 31, 2004

Assets
Cash and investments	$ 1.0	$ -	$ 9,702.2	($ 0.1)	$ 9,703.1
Investment in subsidiaries	1,020.2	1,354.4	11.0	(2,385.6)	-
Notes receivable from subs	104.3	-	-	(104.3)	-
Unamortized insurance acquisition costs	-	-	841.2	-	841.2
Other assets	18.5	8.5	490.4	40.3	557.7
Variable annuity assets (separate accounts)	-	-	620.0	-	620.0
	$1,144.0	$1,362.9	$11,664.8	($2,449.7)	$11,722.0

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ 9,269.8	($ 5.3)	$ 9,264.5
Notes payable to GAFRI	-	102.4	1.9	(104.3)	-
Other notes payable	1.2	298.8	-	-	300.0
Payable to subsidiary trusts	-	97.9	-	(35.1)	62.8
Other liabilities	73.7	5.1	331.0	(4.2)	405.6
Variable annuity liabilities (separate accounts)	-	-	620.0	-	620.0
	74.9	504.2	10,222.7	(148.9)	10,652.9

Total stockholders' equity	1,069.1	858.7	1,442.1	(2,300.8)	1,069.1
	$1,144.0	$1,362.9	$11,664.8	($2,449.7)	$11,722.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
JUNE 30, 2005	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ 92.3	$ -	$ 92.3
Net investment income and other revenue	4.8	-	177.7	(3.2)	179.3
Equity in earnings of subsidiaries	32.4	36.1	-	(68.5)	-
	37.2	36.1	270.0	(71.7)	271.6

Costs and Expenses:
Insurance benefits and expenses	-	-	187.4	-	187.4
Interest and debt expenses	-	10.2	-	(3.2)	7.0
Other expenses	1.9	1.6	38.5	(0.1)	41.9
	1.9	11.8	225.9	(3.3)	236.3

Earnings before income taxes	35.3	24.3	44.1	(68.4)	35.3
Provision for income taxes	9.6	8.5	12.6	(21.1)	9.6

Net income	$25.7	$15.8	$ 31.5	($ 47.3)	$ 25.7

FOR THE SIX MONTHS ENDED
JUNE 30, 2005

Revenues:
Life, accident and health premiums	$ -	$ -	$184.4	$ -	$184.4
Net investment income and other revenue	10.1	-	344.2	(6.1)	348.2
Equity in earnings of subsidiaries	54.8	66.3	-	(121.1)	-
	64.9	66.3	528.6	(127.2)	532.6

Costs and Expenses:
Insurance benefits and expenses	-	-	372.5	-	372.5
Interest and debt expenses	-	20.2	-	(6.4)	13.8
Other expenses	4.5	3.0	78.4	-	85.9
	4.5	23.2	450.9	(6.4)	472.2

Earnings before income taxes	60.4	43.1	77.7	(120.8)	60.4
Provision for income taxes	16.9	14.9	22.7	(37.6)	16.9

Net income	$43.5	$28.2	$ 55.0	($ 83.2)	$ 43.5

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
JUNE 30, 2004	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ 87.5	$ -	$ 87.5
Net investment income and other revenue	5.8	-	151.6	(3.2)	154.2
Equity in earnings of subsidiaries	18.4	26.5	-	(44.9)	-
	24.2	26.5	239.1	(48.1)	241.7

Costs and Expenses:
Insurance benefits and expenses	-	-	172.4	-	172.4
Interest and debt expenses	0.1	9.6	-	(3.3)	6.4
Other expenses	2.7	1.8	37.0	-	41.5
	2.8	11.4	209.4	(3.3)	220.3

Earnings before income taxes	21.4	15.1	29.7	(44.8)	21.4
Provision for income taxes	6.4	5.3	9.1	(14.4)	6.4

Net income	$15.0	$ 9.8	$ 20.6	($ 30.4)	$ 15.0

FOR THE SIX MONTHS ENDED
JUNE 30, 2004

Revenues:
Life, accident and health premiums	$ -	$ -	$177.8	$ -	$177.8
Net investment income and other revenue	10.4	-	303.8	(6.6)	307.6
Equity in earnings of subsidiaries	43.2	60.4	-	(103.6)	-
	53.6	60.4	481.6	(110.2)	485.4

Costs and Expenses:
Insurance benefits and expenses	-	-	344.1	-	344.1
Interest and debt expenses	0.1	20.4	-	(6.3)	14.2
Other expenses	4.4	3.4	70.2	-	78.0
	4.5	23.8	414.3	(6.3)	436.3

Earnings before income taxes	49.1	36.6	67.3	(103.9)	49.1
Provision for income taxes	14.9	12.5	20.8	(33.3)	14.9

Income before accounting change	34.2	24.1	46.5	(70.6)	34.2

Accounting change, net	(2.2)	-	(2.2)	2.2	(2.2)

Net income	$ 32.0	$ 24.1	$ 44.3	($68.4)	$ 32.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE SIX MONTHS ENDED		AAG	ALL OTHER	CONS
JUNE 30, 2005	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$43.5	$28.2	$ 55.0	($83.2)	$ 43.5
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(39.9)	(43.5)	-	83.4	-
Increase in life, accident and health reserves	-	-	34.7	-	34.7
Benefits to annuity policyholders	-	-	164.9	-	164.9
Amortization of insurance acquisition costs	-	-	50.9	-	50.9
Depreciation and amortization	-	1.0	15.6	-	16.6
Realized gains on investments	-	-	(6.2)	-	(6.2)
Net trading portfolio activity	-	-	9.4	-	9.4
Increase in insurance acquisition costs	-	-	(62.7)	-	(62.7)
Decrease in reinsurance recoverable	-	-	10.6	-	10.6
Decrease (increase) in other assets	0.6	(0.1)	2.2	-	2.7
Decrease in other liabilities	(5.5)	(0.1)	(2.7)	-	(8.3)
Increase (decrease) in payable to affiliates, net	5.5	(0.9)	5.1	-	9.7
Capital contribution from parent (to subsidiary)	(52.6)	37.6	15.0	-	-
Dividends from subsidiaries(to parent)	65.8	(20.8)	(45.0)	-	-
Other, net	(0.5)	(0.8)	0.2	(0.2)	(1.3)
	16.9	0.6	247.0	-	264.5

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	(1,263.5)	-	(1,263.5)
Maturities and redemptions of fixed maturity investments	-	-	378.5	-	378.5
Sales of investments and other assets	-	-	682.8	-	682.8
Increase in policy loans	-	-	(1.8)	-	(1.8)
	-	-	(204.0)	-	(204.0)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	452.4	-	452.4
Annuity surrenders, benefits and withdrawals	-	-	(446.9)	-	(446.9)
Net transfers from variable annuity assets	-	-	4.7	-	4.7
Reductions of notes payable	(0.1)	-	-	-	(0.1)
Issuance of Common Stock	0.9	-	-	-	0.9
Retirement of Common Stock	(2.5)	-	-	-	(2.5)
	(1.7)	-	10.2	-	8.5

Net increase in cash and short-term investments	15.2	0.6	53.2	-	69.0
Beginning cash and short-term investments	1.0	-	169.2	-	170.2

Ending cash and short-term investments	$16.2	$ 0.6	$222.4	$ -	$239.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE SIX MONTHS ENDED		AAG	ALL OTHER	CONS
JUNE 30, 2004	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$ 32.0	$24.1	$ 44.3	($68.4)	$ 32.0
Adjustments:
Cumulative effect of accounting change	2.2	-	2.2	(2.2)	2.2
Equity in net earnings of subsidiaries and affiliates	(28.2)	(40.0)	-	68.2	-
Increase in life, accident and health reserves	-	-	41.4	-	41.4
Benefits to annuity policyholders	-	-	146.0	-	146.0
Amortization of insurance acquisition costs	-	-	46.8	-	46.8
Depreciation and amortization	-	1.4	14.6	-	16.0
Realized gains on investments	(0.4)	-	(3.7)	-	(4.1)
Realized losses on retirement of subsidiary trust debt	1.0	-	-	0.3	1.3
Net trading portfolio activity	-	-	(58.9)	-	(58.9)
Increase in insurance acquisition costs	-	-	(63.6)	-	(63.6)
Increase in reinsurance recoverable	-	-	(28.6)	-	(28.6)
Decrease (increase) in other assets	(1.8)	(3.5)	1.4	-	(3.9)
Increase (decrease) in other liabilities	(3.2)	(0.5)	15.8	-	12.1
Increase (decrease) in payable to affiliates, net	2.3	(8.9)	9.0	-	2.4
Capital contribution from parent (to subsidiary)	(105.3)	105.3	-	-	-
Dividends from subsidiaries (to parent)	126.9	(87.4)	(39.5)	-	-
Other, net	(1.0)	1.0	1.4	2.1	3.5
	24.5	(8.5)	128.6	-	144.6

Cash Flows from Investing Activities:
Purchases of investments and other assets	(23.2)	-	(1,690.8)	28.5	(1,685.5)
Maturities and redemptions of fixed maturity investments	-	-	446.4	-	446.4
Sales of investments and other assets	1.0	-	1,231.0	(10.0)	1,222.0
Cash and short-term investments of acquired (former) businesses, net	-	-	26.6	-	26.6
Decrease in policy loans	-	-	0.2	-	0.2
	(22.2)	-	13.4	18.5	9.7

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	340.3	-	340.3
Annuity surrenders, benefits and withdrawals	-	-	(353.9)	-	(353.9)
Net transfers to variable annuity assets	-	-	(3.8)	-	(3.8)
Additions to notes payable	-	83.5	-	-	83.5
Reductions of notes payable	(0.1)	-	-	-	(0.1)
Issuance of Common Stock	1.9	-	-	-	1.9
Retirement of Common Stock	(0.2)	-	-	-	(0.2)
Repurchase of Trust Preferred Securities	-	(75.0)	-	(18.5)	(93.5)
	1.6	8.5	(17.4)	(18.5)	(25.8)

Net increase in cash and short-term investments	3.9	-	124.6	-	128.5
Beginning cash and short-term investments	0.4	-	163.6	-	164.0

Ending cash and short-term investments	$ 4.3	$ -	$288.2	$ -	$292.5

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

Index to MD&A

Page			Page
Forward-Looking Statements	22	Results of Operations	30
General	23	General	30
Overview	23	Income Items	30
Critical Accounting Policies	23	Expense Items	32
Liquidity and Capital Resources	24	Other Items	32
Ratios	24
Sources and Uses of Funds	24
Independent Ratings	25
Investments	26

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

OVERVIEW

Financial Condition

Over the last several years, GAFRI has significantly strengthened its capital and liquidity. Stockholders' equity (excluding unrealized gains) has grown from approximately $672 million at January 1, 2003 to $920 million at June 30, 2005. Over the same period, GAFRI's ratio of debt to total capital has decreased from 36.3% to 28.1%. In addition, the adjusted capital and surplus of GAFRI's insurance subsidiaries increased from $508 million to $695 million during the same period.

Results of Operations

Through the operations of its insurance subsidiaries, GAFRI is engaged in the sale of retirement annuities and various forms of supplemental insurance and life products.

GAFRI's net income for the second quarter of 2005 was $25.7 million ($0.54 per diluted share) compared to $15.0 million ($0.32 per diluted share) for the same period in 2004. The increase reflects higher realized gains and improved results in the Company's supplemental insurance operations.

GAFRI's net income for the first six months of 2005 was $43.5 million ($0.92 per diluted share) compared to $32.0 million ($0.68 per diluted share) for the same period in 2004. The increase reflects improved results in each of the Company's lines of business as well as higher realized gains.

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

	June 30,	December 31,
	2005	2004	2003
Consolidated Debt	$ 363	$ 363	$ 369
Stockholders' Equity	926	895	805
Total Capital	$1,289	$1,258	$1,174

Consolidated Debt to Capital	28.1%	28.9%	31.4%

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 2005, the capital ratio of GAFRI's principal insurance subsidiary was 6.6 times its authorized control level RBC.

Sources and Uses of Funds

Parent Holding Company Liquidity  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions and other payments from their insurance subsidiaries, (Great American Life Insurance Company ("GALIC") and GA Life of Puerto Rico ("GAPR")), bank borrowings and cash and investments on hand.  Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC and GAPR in 2005 without prior regulatory approval is $81 million and $42.4 million, respectively. In May 2005, GALIC paid a $15 million dividend to GAFRI. In June 2005, GAPR paid a $30 million dividend to GAFRI and GAFRI made a $15 million capital contribution to GALIC.

In August 2004, the Company replaced its existing credit agreement with a $150 million four-year credit facility. In April 2005, this credit facility was increased to $165 million. No amounts have been borrowed under this agreement. Amounts borrowed bear interest at rates ranging from 1% to 2% over LIBOR based on GAFRI's credit rating. Under a currently effective shelf registration, GAFRI and AAG Holding can issue approximately $250 million in additional equity or debt securities.

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

Following are the Company's insurance ratings as of June 30, 2005:

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

Investments  At June 30, 2005, GAFRI's investment portfolio contained $8.9 billion in "Fixed maturities" classified as available-for-sale, which are carried at market value with unrealized gains and losses reported as a separate component of stockholders' equity on an after-tax basis. At June 30, 2005, GAFRI had pretax net unrealized gains of $360 million on fixed maturities and $10 million on equity securities.

GAFRI invests primarily in fixed income investments that, including loans and short-term investments, comprised 97% of its investment portfolio at June 30, 2005. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At June 30, 2005, 94% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At June 30, 2005, GAFRI's mortgage-backed securities ("MBSs") portfolio represented approximately 30% of its investments. MBS portfolios are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. Due to the significant decline in the general level of interest rates in recent years, GAFRI has experienced an increase in the level of prepayments on its MBS portfolio; these prepayments have not been reinvested at interest rates comparable to the rates earned on the prepaid MBSs. Partly as a result of this, the overall yield on GAFRI's fixed maturity portfolio dropped from approximately 6.2% at year-end 2003 to 6.0% at June 30, 2005.

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

Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at June 30, 2005, is shown in the following table (dollars in millions). Approximately $80 million of available-for-sale "Fixed Maturities" and $6 million of "Equity Securities" had no unrealized gains or losses at June 30, 2005.

	Securities with Unrealized	Securities with Unrealized
Available-for-sale Fixed Maturities	Gains	Losses
Market value of securities	$7,754	$1,049
Amortized cost of securities	$7,379	$1,064
Gross unrealized gain (loss)	$ 375	($ 15)*
Market value as % of amortized cost	105%	99%
Number of security positions	1,253	215
Number individually exceeding $2 million gain or loss	13	-
Percentage rated investment grade	95%	86%

* MBSs make up $6.2 million of the gross unrealized losses at June 30, 2005. No other   individual type or industry had an unrealized loss of more than $1.3 million at that   date.

Equity Securities
Market value of securities	$100	$70
Cost of securities	$ 87	$73
Gross unrealized gain (loss)	$ 13	($ 3)
Market value as % of cost	115%	96%

The table below sets forth the scheduled maturities of GAFRI's available-for-sale fixed maturity securities at June 30, 2005, based on their market values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	2%	2%
After one year through five years	15	9
After five years through ten years	41	23
After ten years	15	5
	73	39
Mortgage-backed securities	27	61
	100%	100%

*Excludes $80 million of fixed maturities with no unrealized gains or losses.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

GAFRI realized aggregate losses of $4.3 million during the first six months of 2005 on $111.2 million in sales of fixed maturity securities (4 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2004. The market value of one of the securities increased $389,000 from December 31 to the date of sale. The market value of the other three securities decreased an aggregate of $652,000 from December 31 to date of sale.

Although GAFRI had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio. None of the securities were sold out of a necessity to raise cash. GAFRI has the ability and intent to hold securities with unrealized losses at June 30, 2005, for a period of time sufficient to allow for a recovery in market value.

The table below (dollars in millions) summarizes the unrealized gains and losses on all securities by dollar amount.
Fixed Maturities at June 30, 2005	Aggregate Market Value	Aggregate Unrealized Gain (Loss)	Market Value as % of Cost Basis

Securities with unrealized gains:
Exceeding $500,000 (230 issues):	$3,349	$227	107.3%
Less than $500,000 (1,023 issues):	4,405	148	103.5%
	$7,754	$375	105.1%

Securities with unrealized losses:
Exceeding $500,000 (5 issues):	$ 46	($ 4)	92.0%
Less than $500,000 (210 issues):	1,003	(11)	98.9%
	$1,049	($ 15)	98.6%

Equity Securities at June 30, 2005

Securities with unrealized gains:
Exceeding $500,000 (9 issues):	$ 49	$10	125.6%
Less than $500,000 (21 issues):	51	3	106.3%
	$100	$13	114.9%

Securities with unrealized losses:
Exceeding $500,000 (2 issues):	$ 44	($2)	95.7%
Less than $500,000 (12 issues):	26	(1)	96.3%
	$ 70	($3)	95.9%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The following table (dollars in millions) summarizes the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.
Fixed Maturities with Unrealized Losses at June 30, 2005	Aggregate Market Value	Aggregate Unrealized Gain(Loss)	Market Value as % of Cost Basis

Investment grade with losses for:
One year or less (130 issues)	$573	($ 4)	99.3%
Greater than one year (47 issues)	330	(6)	98.2%
	$903	($10)	98.9%

Non-investment grade with losses for:
One year or less (26 issues)	$112	($ 3)	97.4%
Greater than one year (12 issues)	34	(2)	94.4%
	$146	($ 5)	96.7%

Equity Securities with Unrealized
Losses at June 30, 2005

One year or less (13 issues)	$ 66	($ 3)	95.7%
Greater than one year (1 issue)	4	-	100.0%
	$ 70	($ 3)	95.9%

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

RESULTS OF OPERATIONS

General  As shown in Footnote D - "Segments of Operations", the $13.9 million increase in pretax earnings for the second quarter of 2005 compared to the same period in 2004 reflects (i) realized gains of $6.8 million in the second quarter of 2005 compared to realized losses of ($4.7) million in 2004 and (ii) a continued increase in earnings in GAFRI's supplemental insurance operations. The $11.3 million increase in pretax earnings for the first six months of 2005 compared to 2004 reflects improved operating profit in each of the Company's lines of business as well as higher realized gains.

Annuity Premiums  The following table summarizes GAFRI's annuity sales (in millions):

Three months ended June 30,			Six months ended June 30,
Annuity Premiums	2005	2004	2005	2004
Cincinnati Insurance Operations:
Single premium fixed rate annuities	$109	$128	$299	$231
Flexible premium fixed rate annuities	49	46	93	85
Single premium variable annuities	5	8	14	17
Flexible premium variable annuities	17	18	34	37
Subtotal Cincinnati Insurance Operations	180	200	440	370

UTA and GAPR fixed rate annuities	5	7	11	14
Total annuity premiums	$185	$207	$451	$384

The increase in GAFRI's single premium annuities includes approximately $100 million of fixed annuity premiums from policyholders of an unaffiliated company in rehabilitation who chose to transfer their funds to GAFRI in the first quarter of 2005.

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions):

Three months ended June 30,			Six months ended June 30,
Premiums	2005	2004	2005	2004
Supplemental insurance operations	$64	$60	$128	$122
GA Life of Puerto Rico	19	18	37	35
Cincinnati life operations	9	10	19	21
	$92	$88	$184	$178

Benefits
Supplemental insurance operations	$47	$47	$ 95	$ 94
GA Life of Puerto Rico	11	9	20	18
Cincinnati life operations	11	10	23	23
	$69	$66	$138	$135

In the second quarter of 2004, GALIC's Cincinnati life operations stopped issuing policies due to inadequate volume and returns. GAFRI will continue to service and accept renewal premiums on its in-force block of these policies. The Company will also continue to sell life products through its supplemental insurance operations and GA Life of Puerto Rico.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Net Investment Income  Net investment income increased $8.4 million (6%) and $24.9 million (10%) in the second quarter and first six months of 2005, compared to the same periods of 2004. An increase in average invested assets of approximately $911 million (11%), due primarily to the acquisition of the NHIC block of annuities in May 2004, was partially offset by a lower yield on GAFRI's investment portfolio.

The yield on GAFRI's fixed maturity portfolio was approximately 6.0% at June 30, 2005 compared to approximately 6.2% at year-end 2003. See "Management's Discussion and Analysis - Investments."

Realized Gains (Losses)

Investments

Realized gains (losses) on investments included provisions for other than temporary impairment on securities still held as follows: second quarter of 2005 and 2004 - $9.6 million and $5.4 million; six months of 2005 and 2004 - $11.3 million and $8.0 million, respectively.

Retirement of Subsidiary Trust Debt

Loss on retirement of subsidiary trust debt reflects pretax losses on repurchases of $27.2 million principal amount of the Company's 8-7/8% trust preferred securities in the first quarter of 2004.

Other Income  Other income increased $5.2 million (19%) and $12.3 million (27%) in the second quarter and first six months of 2005 compared to the same periods in 2004 reflecting increased real estate revenues due to the acquisition of new properties.

Real Estate Operations  GAFRI is engaged in a variety of real estate operations including hotels and marinas. Revenues and expenses of these operations are included in GAFRI's Consolidated Income Statement as shown below (in millions). The increase in real estate revenues and expenses is due primarily to the acquisitions of new properties in July 2004 and the second quarter of 2005.

Three months ended June 30,			Six months ended June 30,
	2005	2004	2005	2004
Other income	$17.6	$11.8	$29.5	$17.9
Other expenses:
Operating expenses	11.2	8.5	20.6	14.2
Depreciation and other	2.4	1.7	5.4	3.3

In the first half of 2005, we began to market our hotel in Austin, Texas. Other properties may be marketed as opportunities arise.

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

Annuity benefits increased $10.4 million (14%) and $18.9 (13%) million in the second quarter and first six months of 2005 compared to the same periods in 2004 reflecting an increase in annuity reserves primarily as a result of the acquisition of a block of business in May 2004.

Insurance Acquisition Expenses  Insurance acquisition expenses includes amortization of DPAC as well as a portion of commissions on sales of insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired. The increase in insurance acquisition expenses in 2005 reflects the growth in the Company's business.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to write-offs of DPAC in the future.

Interest on Subsidiary Trust Obligations  The decrease in interest on subsidiary trust obligations in the first six months of 2005 compared to the same period in 2004 reflects the Company's March 2004 redemption of $65 million principal amount of its 9-1/4% TOPrS and the first quarter 2004 repurchases of $27.2 million principal amount of its 8-7/8% preferred securities.

Other Interest and Debt Expenses  The increase in other interest and debt expenses in 2005 compared to 2004 reflects the first quarter 2004 issuance of 7-1/4% Senior Debentures as well as a higher effective interest rate on the Company's floating rate debt.

Other Expenses  Other expenses increased $7.9 million (10%) in the first six months of 2005 compared to the same period in 2004 reflecting an increase in expenses from real estate operations due to the acquisitions of new properties.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Item 3

Quantitative and Qualitative Disclosure of Market Risk

As of June 30, 2005, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure about Market Risk" in GAFRI's 2004 Form 10-K.

Item 4

Controls and Procedures

GAFRI's management, with participation from its Chief Executive Officer and Chief Financial Officer, has evaluated GAFRI's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2005. Based on that evaluation, GAFRI's CEO and CFO concluded that these disclosure controls and procedures were effective.

During the second quarter of 2005, there have been no changes in GAFRI's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, GAFRI's internal controls over financial reporting. In the first six months of 2005, the Company did complete conversions of the following two software systems:

    Medicare supplement claims processing; and
    General ledger and accounts payable.

In addition, (i) payroll processing migrated from an outside service provider to in-house processing on an existing system and (ii) administration of certain long-term care insurance and the National Health blocks of business were brought in-house as well. These changes were part of the Company's ongoing process of upgrading its software to expand the functionality of its systems. However, the related business processes and procedures did not materially change and, accordingly, management does not believe such changes are likely to materially affect GAFRI's internal controls over financial reporting.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART II

OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under its authorized share repurchase program, GAFRI made the following purchases of its $1 par value common stock during the second quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)

2005
April	19,900	$16.95	19,900	1,686,774

May	99,500	$15.95	99,500	1,587,274

June	-	-	-	-

(a)  In April 2005, GAFRI's Board of Directors increased the authorization for      share repurchases by 1.5 million shares. The Company is now authorized to      repurchase up to 1.7 million shares.

Under GAFRI's stockholder-approved Stock Option Plan, 170,437 shares of GAFRI Common Stock were tendered in connection with the exercise of stock options in the second quarter of 2005 (1,000 at $17.39 in April and 169,437 at $20.20 in June).

Item 4

Submission of Matters to a Vote of Security Holders
Election of Directors:	For	Against	Withheld
Carl H. Lindner	43,501,402	N/A	2,101,869
S. Craig Lindner	43,511,544	N/A	2,091,727
Robert A. Adams	43,508,204	N/A	2,095,067
Kenneth C. Ambrecht	44,770,899	N/A	832,372
Ronald G. Joseph	44,501,259	N/A	1,102,012
John T. Lawrence III	44,499,284	N/A	1,103,987
William R. Martin	44,756,792	N/A	846,479
Charles R. Scheper	43,513,665	N/A	2,089,606

Approval of Stock Option Plan	42,901,174	1,924,209	30,646

Approval of Directors Stock Option Plan	43,437,731	1,385,278	33,020

Approval of E&Y as Accountants	45,497,801	85,443	20,027

N/A - Not Applicable

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
GREAT AMERICAN FINANCIAL RESOURCES, INC.

August 5, 2005	BY:/s/Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer