Form 10-Q
period 2005-09-30
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2005-11-04
CIK 894651

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005	Commission File No. 1-11632

Incorporated under	IRS Employer I.D.
the Laws of Delaware	No. 06-1356581

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

Indicate by check mark whether the Registrant is a shell company.      Yes        No   X

As of November 1, 2005, there were 47,135,595 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

TABLE OF CONTENTS

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

FINANCIAL INFORMATION

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	September 30,	December 31,
	2005	2004
Assets
Investments:
Fixed maturities:
Available-for-sale - at market
(amortized cost - $8,662.7 and $8,383.2)	$ 8,827.0	$ 8,700.1
Trading securities - at market	276.4	292.2
Equity securities - at market
(cost - $171.4 and $134.1)	180.1	159.2
Mortgage loans on real estate	23.7	22.4
Real estate	138.9	108.8
Policy loans	255.6	250.2
Short-term investments	138.5	145.7
Total investments	9,840.2	9,678.6

Cash	34.5	24.5
Accrued investment income	113.5	115.6
Unamortized insurance acquisition costs	894.1	841.2
Reinsurance recoverable	296.5	327.6
Other assets	108.2	114.5
Variable annuity assets (separate accounts)	629.6	620.0

	$11,916.6	$11,722.0

Liabilities and Capital
Annuity benefits accumulated	$ 8,340.3	$ 8,132.1
Unearned revenue	111.8	110.4
Life, accident and health reserves	1,070.6	1,022.0
Notes payable	299.9	300.0
Payable to subsidiary trusts	62.8	62.8
Payable to affiliates, net	132.6	115.3
Deferred taxes on unrealized gains	50.8	98.9
Accounts payable, accrued expenses and other
liabilities	179.7	191.4
Variable annuity liabilities (separate accounts)	629.6	620.0
Total liabilities	10,878.1	10,652.9

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-47,135,595 and 47,062,384 shares outstanding	47.1	47.1
Capital surplus	406.5	407.1
Retained earnings	486.3	424.0
Unrealized gains on marketable securities, net	98.6	190.9
Total stockholders' equity	1,038.5	1,069.1

	$11,916.6	$11,722.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

Three months ended September 30,			Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Life, accident and health premiums	$ 91.9	$ 86.0	$276.3	$263.8
Net investment income	140.1	135.4	423.8	394.2
Realized gains (losses) on:
Investments	3.5	44.3	9.7	48.4
Goodwill impairment	-	(4.0)	-	(4.0)
Retirement of subsidiary trust debt	-	-	-	(1.3)
Other income	38.9	34.8	97.2	80.8
	274.4	296.5	807.0	781.9
Costs and Expenses:
Annuity benefits	81.6	82.5	246.5	228.5
Life, accident and health benefits	72.5	63.9	211.0	199.2
Insurance acquisition expenses	34.3	29.5	103.4	92.3
Interest on subsidiary trust obligations	1.3	1.3	3.9	5.4
Other interest and debt expenses	5.8	5.1	17.0	15.2
Other expenses	52.1	44.0	138.0	122.0
	247.6	226.3	719.8	662.6

Operating earnings before income taxes	26.8	70.2	87.2	119.3
Provision for income taxes	8.0	22.9	24.9	37.8

Income before accounting change	18.8	47.3	62.3	81.5
Cumulative effect of accounting change,
net of tax	-	-	-	(2.2)

Net Income	$ 18.8	$ 47.3	$ 62.3	$ 79.3

Basic earnings per common share:
Income before accounting change	$ 0.40	$ 1.00	$ 1.32	$ 1.73
Accounting change	-	-	-	(0.05)
Net income	$ 0.40	$ 1.00	$ 1.32	$ 1.68

Diluted earnings per common share:
Income before accounting change	$ 0.39	$ 1.00	$ 1.31	$ 1.72
Accounting change	-	-	-	(0.04)
Net income	$ 0.39	$ 1.00	$ 1.31	$ 1.68

Average number of common shares:
Basic	47.1	47.1	47.1	47.1
Diluted	47.7	47.2	47.5	47.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)
	Nine months ended
	September 30,
	2005	2004
Common Stock:
Balance at beginning of period	$ 47.1	$ 47.0
Common Stock issued	0.4	0.1
Common Stock retired	(0.4)	-
Balance at end of period	$ 47.1	$ 47.1

Capital Surplus:
Balance at beginning of period	$407.1	$406.0
Common Stock issued	5.2	1.8
Common Stock retired	(5.8)	(0.8)
Balance at end of period	$406.5	$407.0

Retained Earnings:
Balance at beginning of period	$424.0	$326.9
Net income	62.3	79.3
Balance at end of period	$486.3	$406.2

Unrealized Gains, Net:
Balance at beginning of period	$190.9	$162.6
Change during period	(92.3)	11.5
Balance at end of period	$ 98.6	$174.1

Comprehensive Income (Loss)
Net income	$ 62.3	$ 79.3
Other comprehensive income (loss) - change in net
unrealized gains on marketable securities	(92.3)	11.5
Comprehensive income (loss)	($ 30.0)	$ 90.8

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)
	Nine months ended
	September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$ 62.3	$ 79.3
Adjustments:
Cumulative effect of accounting change	-	2.2
Increase in life, accident and health reserves	50.0	48.0
Benefits to annuity policyholders	246.5	228.5
Amortization of insurance acquisition costs	77.2	68.1
Depreciation and amortization	24.6	19.8
Realized gains on investments	(9.7)	(48.4)
Realized loss on goodwill impairment	-	4.0
Realized loss on retirement of subsidiary trust debt	-	1.3
Net trading portfolio activity	11.7	(86.0)
Increase in insurance acquisition costs	(94.0)	(95.0)
Decrease (increase) in reinsurance recoverable	0.9	(19.6)
Decrease (increase) in other assets	3.9	(2.1)
Increase in other liabilities	11.0	8.1
Increase in payable to affiliates, net	17.3	20.2
Other, net	(0.5)	3.8
	401.2	232.2

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,581.5)	(2,078.0)
Equity securities	(87.0)	(62.3)
Real estate, mortgage loans and other assets	(38.6)	(40.8)
Maturities and redemptions of fixed maturity investments	518.9	621.4
Sales of:
Fixed maturity investments	774.2	1,339.2
Equity securities	66.8	7.2
Real estate, mortgage loans and other assets	0.7	0.7
Cash and short-term investments of acquired (former) businesses, net	-	26.6
Increase in policy loans	(5.4)	(2.5)
	(351.9)	(188.5)

Cash Flows from Financing Activities:
Fixed annuity receipts	632.5	524.0
Annuity surrenders, benefits and withdrawals	(688.4)	(534.3)
Net transfers from variable annuity assets	10.1	2.0
Additions to notes payable	-	83.5
Reductions of notes payable	(0.1)	(0.2)
Issuance of Common Stock	1.9	1.9
Retirement of Common Stock	(2.5)	(0.8)
Repurchase of Trust Preferred Securities	-	(93.5)
	(46.5)	(17.4)

Net increase in cash and short-term investments	2.8	26.3
Beginning cash and short-term investments	170.2	164.0
Ending cash and short-term investments	$ 173.0	$ 190.3

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

American Financial Group, Inc. ("AFG") and its subsidiaries owned 82% of GAFRI's Common Stock at November 1, 2005.
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

Investments  Fixed maturity securities and equity securities classified as "available-for-sale" are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Fixed maturity securities classified as "trading" are reported at fair value with changes in unrealized gains or losses during the period included in investment income. Short-term investments are carried at cost; mortgage loans on real estate are carried at the unpaid principal balance adjusted for the amortization of premium and accrual of discounts; and policy loans are carried at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the differences between interest rates of the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the creditworthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DPAC related to annuities and universal life insurance products is deferred to the extent deemed recoverable and amortized, with interest, in relation to the present value of actual and expected gross profits on the policies. Expected gross profits consist principally of estimated future investment margin (estimated future net investment income less interest credited on policyholder funds) and surrender, mortality, and other life and variable annuity policy charges, less death and annuitization benefits in excess of account balances and estimated future policy administration expenses.

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

Reserves for two-tier annuities (annuities with different stated account values depending on whether a policyholder annuitizes, dies or surrenders) are recorded at the lower-tier value plus additional reserves for (i) accrued persistency and premium bonuses and (ii) excess benefits expected to be paid on future deaths and annuitizations ("EDAR") that require payment of the upper-tier value. The liability for EDAR is accrued for and modified using assumptions consistent with those used in determining DPAC and DPAC amortization, except that accruals are in relation to the present value of total expected assessments. Total expected assessments consist principally of estimated future investment margin, surrender, mortality, and other life and variable annuity policy charges, and unearned revenues once they are recognized as income.

Reserves for traditional single-tier fixed annuities are generally recorded at the stated annuitization value.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Reserves for fixed indexed annuities are recorded at the sum of the host contract plus the embedded derivative for each policy.

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

The liability for future policy benefits for interest sensitive life and universal life policies is equal to the sum of the accumulated fund balances under such policies plus an additional mortality reserve required under SOP 03-1 for certain products.

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

For SFAS No. 123 purposes, the "fair value" of $5.28 per option granted in the first nine months of 2005 and $4.58 for the first nine months of 2004 was calculated using the Black-Scholes option pricing model and the following assumptions: dividend yield of less than 1%; expected volatility of 20%; 2005 risk-free interest rate of 4%; 2004 risk-free interest rate of 3%; and expected option life of 7.5 years. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value."

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004
Net income, as reported	$18.8	$47.3	$62.3	$79.3
Pro forma stock option expense, net of tax	(0.4)	(0.5)	(1.2)	(1.3)

Adjusted net income	$18.4	$46.8	$61.1	$78.0

Earnings per share (as reported):
Basic	$0.40	$1.00	$1.32	$1.68
Diluted	$0.39	$1.00	$1.31	$1.68

Earnings per share (adjusted):
Basic	$0.39	$0.99	$1.30	$1.66
Diluted	$0.38	$0.99	$1.29	$1.65

In December 2004, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 123(R), "Share-Based Payment," which revises SFAS 123 and eliminates the use of the intrinsic value method prescribed by APB 25. Under SFAS 123(R), companies must recognize compensation expense for all new share-based awards (including employee stock options), and the non-vested portions of

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

prior awards, based on their fair value at the date of grant. GAFRI expects to implement the new standard on January 1, 2006, on a prospective basis. After that date, compensation expense will be recognized for all share-based grants over their respective vesting periods. While GAFRI currently uses the Black-Scholes pricing model to measure the fair value of stock options for purposes of disclosing pro forma earnings, the use of other models is also permitted under SFAS No. 123(R). GAFRI has not yet determined which model it will use to measure the fair value of future stock option grants, and accordingly, cannot quantify the impact of implementing the new standard.

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

Earnings Per Share  Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: third quarter and first nine months of 2005 - 0.6 million and 0.4 million shares and third quarter and first nine months of 2004 - 0.1 million and 0.2 million shares, respectively.

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

D. Segments of Operations

Revenue from GAFRI's annuity operations consists primarily of investment income as well as operating revenues from its real estate investments.  GAFRI's annuity products are sold through independent agents to employees of primary and secondary educational institutions, hospitals and in the non-qualified markets.  GAFRI is engaged in a variety of real estate operations including hotels and marinas. The seasonal nature of the Company's hotel operations and the discretionary sales of assets cause the quarterly results not to be indicative of results for longer periods of time.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

GAFRI's supplemental insurance businesses (United Teacher Associates Insurance Company ("UTA") and Loyal American Life Insurance Company) primarily offer a variety of limited benefit policies to supplement primary health insurance and other insurance coverage. UTA offers its products through independent agents.

GA Life of Puerto Rico ("GAPR") sells in-home life and supplemental health products through a network of company-employed agents.  It also sells other life products through independent agents. Sales in Puerto Rico accounted for approximately 20% of GAFRI's life, accident and health premiums in the first nine months of 2005 and 2004, respectively.

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

Corporate and other consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company). The following table shows GAFRI's revenues and operating profit by significant business segment (in millions):

	Three months ended		Nine months ended September 30,
	September 30,
	2005	2004	2005	2004
Revenues
Fixed annuity operations	$120.9	$118.1	$368.9	$343.6
Variable annuity operations	5.7	5.9	17.2	17.5
Real estate operations	24.2	20.3	53.7	38.2
Total annuity operations	150.8	144.3	439.8	399.3

Supplemental insurance operations	77.0	69.4	227.6	212.1
GA Life of Puerto Rico	21.3	20.4	64.7	60.8
Life operations	18.8	19.1	57.3	58.6
Corporate and other	3.0	3.0	7.9	8.0
Total operating revenues	270.9	256.2	797.3	738.8

Realized gains	3.5	40.3	9.7	43.1
Total revenues per income statement	$274.4	$296.5	$807.0	$781.9

Operating profit - pre-tax
Fixed annuity operations	$ 20.8	$ 18.4	$66.1	$ 65.9
Variable annuity operations	0.6	0.2	2.0	0.8
Real estate operations: Operating cash flow	9.4	7.7	18.3	11.4
Depreciation and other	(2.0)	(1.7)	(7.4)	(5.0)
Total annuity operations	28.8	24.6	79.0	73.1

Supplemental insurance operations	6.6	6.0	20.4	16.1
GA Life of Puerto Rico	2.9	5.5	9.3	11.9
Life operations	1.7	0.7	1.3	(2.1)
Corporate and other	(16.7)*	(6.9)	(32.5)*	(22.8)
Pre-tax earnings from operations	23.3	29.9	77.5	76.2

Realized gains	3.5	40.3	9.7	43.1
Total operating earnings before income taxes per income statement	$ 26.8	$ 70.2	$ 87.2	$119.3

*Includes pre-tax charge of $9.5 million related to environmental liabilities  at the Company's former manufacturing operations.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

E. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	September 30,	December 31,
	2005	2004

Deferred policy acquisition costs ("DPAC")	$783.8	$764.4
Sales inducements	71.6	63.6
Unrealized DPAC adjustment*	(27.3)	(59.5)
Present value of future profits acquired ("PVFP")	66.0	72.7
	$894.1	$841.2

   *Reflects the change in DPAC assuming the unrealized gains on securities had actually been realized. (See Note B)

Included in PVFP at September 30, 2005 is $16.3 million relating to the May 2004 acquisition of the fixed annuity business of NHIC. The PVFP amounts in the table above are net of $80.7 million and $73.2 million of accumulated amortization at September 30, 2005 and December 31, 2004, respectively. Amortization of the PVFP was $1.6 million in the third quarter of 2005 and $7.5 million in the first nine months of 2005 compared to $1.7 million in the third quarter of 2004 and $5.2 million in the first nine months of 2004.

F. Notes Payable

Notes payable consisted of the following (in millions):

	September 30,	December 31,
	2005	2004

Direct obligations of GAFRI	$ 1.1	$ 1.2
Obligations of AAG Holding (guaranteed by GAFRI):
7-1/2% Senior Debentures due 2033	112.5	112.5
6-7/8% Senior Notes due 2008	100.0	100.0
7-1/4% Senior Debentures due 2034	86.3	86.3
Total	$299.9	$300.0

GAFRI has entered into interest rate swaps that effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9% (effective rate of approximately 6.8% and 5.4% at September 30, 2005 and December 31, 2004, respectively). The swaps realign GAFRI's mix of floating and fixed rate debt.

In January 2004, the Company issued $86.3 million of 7-1/4%, 30-year Senior Debentures, using the proceeds to redeem all of its $65.0 million principal amount of 9-1/4% trust preferred securities at face value and to repurchase a portion of its outstanding 8-7/8% preferred securities.

At September 30, 2005, scheduled principal payments on debt for the remainder of 2005 and the subsequent five years were as follows (in millions):

2005	2006	2007	2008	2009	2010
$0.1	$0.2	$0.1	$100.1	$0.1	$0.1

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

G. Payable to Subsidiary Trusts

The preferred securities supported by the payable to subsidiary trusts consisted of the following:

Date of		Amount Outstanding		Optional
Issuance	Issue (Maturity Date)	9/30/05	12/31/04	Redemption Dates
March 1997	8.875% Pfd (2027)	$42,800,000	$42,800,000	On or after 3/1/2007
May 2003	7.35% Pfd (2033)	20,000,000	20,000,000	On or after 5/15/2008

GAFRI effectively provides an unconditional guarantee of the trusts' obligations.

H. Stockholders' Equity

At September 30, 2005, there were 7.1 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans. As of that date, options for 3.6 million shares were outstanding. Under these plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant and generally expire ten years after the date of grant. In 2005, 402,981 shares of Common Stock were issued upon the exercise of stock options. In connection with certain of these exercises, 180,806 shares were delivered as payment of the exercise price and these shares were retired.

The change in net unrealized gains on marketable securities for the nine months ended September 30 included the following (in millions):

	2005			2004
	Pre-tax	Taxes	Net	Pre-tax	Taxes	Net
Unrealized holding gains (losses) on securities arising during the period	($130.7)	$46.1	($84.6)	$ 64.4	($22.2)	$42.2
Realized (gains) losses on securities	(9.7)	2.0	(7.7)	(47.1)	16.4	(30.7)
Change in net unrealized gains on marketable securities	($140.4)	$48.1	($92.3)	$ 17.3	($ 5.8)	$11.5

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

I. Income Taxes

The American Jobs Creation Act of 2004 allows a deduction of 85% of repatriated qualified foreign earnings received as dividends in 2005. In June and October 2005, GAFRI's wholly owned subsidiary, GAPR, paid dividends of $30 million and $10 million, respectively, which qualified for this special tax treatment. As a result of deferred taxes previously accrued on these earnings, GAFRI did not recognize any additional income tax expense as a result of the payment of this dividend. While GAFRI is still evaluating whether it will remit any additional qualified foreign earnings under this provision in 2005, it does not believe the impact of any such election will be material to its results of operations.

J. Contingencies

During the quarter ended September 30, 2005, GAFRI completed the annual review of the environmental liabilities of its former manufacturing operations (which were discontinued prior to 1993).

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Based on management's review of the information provided by environmental and other consultants, the range of total costs is projected to be between $10 million and $46 million. The projected costs over the next ten years range from a low estimate of $8.5 million to a high estimate of $33.0 million. Based on the consultants' information, the future pre-tax remediation costs related to these manufacturing operations are estimated to be $15.2 million. Prior to this review, GAFRI had an accrued liability for the costs of $5.7 million; accordingly, the Company recorded a pre-tax charge of $9.5 million in the third quarter of 2005. Based on the limited number of sites with exposure, GAFRI believes its liability for future costs is sufficient.

Management knows of no other significant changes to the matters discussed and referred to in Note M "Contingencies" of GAFRI's Annual Report on Form 10-K for 2004.

K. Additional Information

Statutory Information  Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	September 30,	December 31,
	2005	2004
Capital and surplus	$620.5	$577.9
Asset valuation reserve	75.2	69.9
Interest maintenance reserve	14.2	19.0

Nine months ended September 30,
	2005	2004
Pre-tax income from operations	$82.5	$63.6
Net income	62.0	51.2

For statutory purposes, the acquisition of the fixed annuity block of business of NHIC was recorded on April 1, 2004 as a reinsurance transaction under which NHIC paid GAFRI a negative ceding commission of $38 million to assume the block of business.

Variable Annuities  At September 30, 2005, the aggregate guaranteed minimum death benefit value (assuming every policyholder died on those dates) on all of GAFRI's variable annuity policies exceeded the market value of the underlying variable annuities by $94 million compared to $106 million at December 31, 2004. Death benefits paid in excess of the variable annuity account balances were $0.6 million and $0.9 million in the first nine months of 2005 and 2004, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Condensed Consolidating Information GAFRI has guaranteed all of the outstanding debt of AAG Holding. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	ALL OTHER	CONS
SEPTEMBER 30, 2005	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 15.8	$ 0.7	$ 9,858.2	$ -	$ 9,874.7
Investment in subsidiaries	980.1	1,339.3	11.0	(2,330.4)	-
Notes receivable from subs	104.3	-	-	(104.3)	-
Unamortized insurance acquisition costs	-	-	894.1	-	894.1
Other assets	20.6	7.9	442.5	47.2	518.2
Variable annuity assets (separate accounts)	-	-	629.6	-	629.6
	$1,120.8	$1,347.9	$11,835.4	($2,387.5)	$11,916.6

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ 9,527.6	($ 4.9)	$ 9,522.7
Notes payable to GAFRI	-	102.4	1.9	(104.3)	-
Other notes payable	1.1	298.8	-	-	299.9
Payable to subsidiary trusts	-	97.9	-	(35.1)	62.8
Other liabilities	81.2	8.9	271.8	1.2	363.1
Variable annuity liabilities (separate accounts)	-	-	629.6	-	629.6
	82.3	508.0	10,430.9	(143.1)	10,878.1

Total stockholders' equity	1,038.5	839.9	1,404.5	(2,244.4)	1,038.5
	$1,120.8	$1,347.9	$11,835.4	($2,387.5)	$11,916.6

DECEMBER 31, 2004

Assets
Cash and investments	$ 1.0	$ -	$ 9,702.2	($ 0.1)	$ 9,703.1
Investment in subsidiaries	1,020.2	1,354.4	11.0	(2,385.6)	-
Notes receivable from subs	104.3	-	-	(104.3)	-
Unamortized insurance acquisition costs	-	-	841.2	-	841.2
Other assets	18.5	8.5	490.4	40.3	557.7
Variable annuity assets (separate accounts)	-	-	620.0	-	620.0
	$1,144.0	$1,362.9	$11,664.8	($2,449.7)	$11,722.0

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ 9,269.8	($ 5.3)	$ 9,264.5
Notes payable to GAFRI	-	102.4	1.9	(104.3)	-
Other notes payable	1.2	298.8	-	-	300.0
Payable to subsidiary trusts	-	97.9	-	(35.1)	62.8
Other liabilities	73.7	5.1	331.0	(4.2)	405.6
Variable annuity liabilities (separate accounts)	-	-	620.0	-	620.0
	74.9	504.2	10,222.7	(148.9)	10,652.9

Total stockholders' equity	1,069.1	858.7	1,442.1	(2,300.8)	1,069.1
	$1,144.0	$1,362.9	$11,664.8	($2,449.7)	$11,722.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
SEPTEMBER 30, 2005	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ 91.9	$ -	$ 91.9
Net investment income and other revenue	5.3	-	180.2	(3.0)	182.5
Equity in earnings of subsidiaries	33.0	41.5	-	(74.5)	-
	38.3	41.5	272.1	(77.5)	274.4

Costs and Expenses:
Insurance benefits and expenses	-	-	188.4	-	188.4
Interest and debt expenses	0.1	10.3	-	(3.3)	7.1
Other expenses	11.4	1.5	39.1	0.1	52.1
	11.5	11.8	227.5	(3.2)	247.6

Earnings before income taxes	26.8	29.7	44.6	(74.3)	26.8
Provision for income taxes	8.0	10.3	14.1	(24.4)	8.0

Net income	$18.8	$19.4	$ 30.5	($ 49.9)	$ 18.8

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2005

Revenues:
Life, accident and health premiums	$ -	$ -	$276.3	$ -	$276.3
Net investment income and other revenue	15.4	-	524.4	(9.1)	530.7
Equity in earnings of subsidiaries	87.8	107.8	-	(195.6)	-
	103.2	107.8	800.7	(204.7)	807.0

Costs and Expenses:
Insurance benefits and expenses	-	-	560.9	-	560.9
Interest and debt expenses	0.1	30.5	-	(9.7)	20.9
Other expenses	15.9	4.5	117.5	0.1	138.0
	16.0	35.0	678.4	(9.6)	719.8

Earnings before income taxes	87.2	72.8	122.3	(195.1)	87.2
Provision for income taxes	24.9	25.2	36.8	(62.0)	24.9

Net income	$62.3	$47.6	$ 85.5	($133.1)	$ 62.3

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE NINE MONTHS ENDED		AAG	ALL OTHER	CONS
SEPTEMBER 30, 2005	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$62.3	$47.6	$ 85.5	($133.1)	$ 62.3
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(62.7)	(70.7)	-	133.4	-
Increase in life, accident and health reserves	-	-	50.0	-	50.0
Benefits to annuity policyholders	-	-	246.5	-	246.5
Amortization of insurance acquisition costs	-	-	77.2	-	77.2
Depreciation and amortization	-	1.5	23.1	-	24.6
Realized gains on investments	-	-	(9.7)	-	(9.7)
Net trading portfolio activity	-	-	11.7	-	11.7
Increase in insurance acquisition costs	-	-	(94.0)	-	(94.0)
Decrease in reinsurance recoverable	-	-	0.9	-	0.9
Decrease (increase) in other assets	(3.3)	0.6	6.6	-	3.9
Increase in other liabilities	4.4	3.8	2.8	-	11.0
Increase (decrease) in payable to affiliates, net	3.1	(0.9)	15.1	-	17.3
Capital contribution from parent (to subsidiary)	(63.6)	48.6	15.0	-	-
Dividends from subsidiaries(to parent)	74.4	(29.4)	(45.0)	-	-
Other, net	0.9	(0.4)	(0.7)	(0.3)	(0.5)
	15.5	0.7	385.0	-	401.2

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	(1,707.1)	-	(1,707.1)
Maturities and redemptions of fixed maturity investments	-	-	518.9	-	518.9
Sales of investments and other assets	-	-	841.7	-	841.7
Increase in policy loans	-	-	(5.4)	-	(5.4)
	-	-	(351.9)	-	(351.9)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	632.5	-	632.5
Annuity surrenders, benefits and withdrawals	-	-	(688.4)	-	(688.4)
Net transfers from variable annuity assets	-	-	10.1	-	10.1
Reductions of notes payable	(0.1)	-	-	-	(0.1)
Issuance of Common Stock	1.9	-	-	-	1.9
Retirement of Common Stock	(2.5)	-	-	-	(2.5)
	(0.7)	-	(45.8)	-	(46.5)

Net increase in cash and short-term investments	14.8	0.7	(12.7)	-	2.8
Beginning cash and short-term investments	1.0	-	169.2	-	170.2

Ending cash and short-term investments	$15.8	$ 0.7	$156.5	$ -	$173.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE NINE MONTHS ENDED		AAG	ALL OTHER	CONS
SEPTEMBER 30, 2004	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$ 79.3	$ 62.6	$ 95.7	($158.3)	$ 79.3
Adjustments:
Cumulative effect of accounting change	2.2	-	2.2	(2.2)	2.2
Equity in net earnings of subsidiaries and affiliates	(72.3)	(86.0)	-	158.3	-
Increase in life, accident and health reserves	-	-	48.0	-	48.0
Benefits to annuity policyholders	-	-	228.5	-	228.5
Amortization of insurance acquisition costs	-	-	68.1	-	68.1
Depreciation and amortization	-	2.1	17.7	-	19.8
Realized gains on investments	(0.4)	-	(48.0)	-	(48.4)
Realized loss on goodwill impairment	-	-	4.0	-	4.0
Realized losses on retirement of subsidiary trust debt	1.0	-	-	0.3	1.3
Net trading portfolio activity	-	-	(86.0)	-	(86.0)
Increase in insurance acquisition costs	-	-	(95.0)	-	(95.0)
Increase in reinsurance recoverable	-	-	(19.6)	-	(19.6)
Decrease (increase) in other assets	(4.7)	(3.9)	6.5	-	(2.1)
Increase (decrease) in other liabilities	(4.9)	(1.4)	14.4	-	8.1
Increase (decrease) in payable to affiliates, net	4.1	(4.7)	20.8	-	20.2
Capital contribution from parent (to subsidiary)	(119.2)	119.2	-	-	-
Dividends from subsidiaries(to parent)	151.9	(97.4)	(54.5)	-	-
Other, net	(1.1)	1.0	2.0	1.9	3.8
	35.9	(8.5)	204.8	-	232.2

Cash Flows from Investing Activities:
Purchases of investments and other assets	(22.2)	-	(2,187.4)	28.5	(2,181.1)
Maturities and redemptions of fixed maturity investments	-	-	621.4	-	621.4
Sales of investments and other assets	1.0	-	1,356.1	(10.0)	1,347.1
Cash and short-term investments of acquired (former) businesses, net	-	-	26.6	-	26.6
Increase in policy loans	-	-	(2.5)	-	(2.5)
	(21.2)	-	(185.8)	18.5	(188.5)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	524.0	-	524.0
Annuity surrenders, benefits and withdrawals	-	-	(534.3)	-	(534.3)
Net transfers from variable annuity assets	-	-	2.0	-	2.0
Additions to notes payable	-	83.5	-	-	83.5
Reductions of notes payable	(0.2)	-	-	-	(0.2)
Issuance of Common Stock	1.9	-	-	-	1.9
Retirement of Common Stock	(0.8)	-	-	-	(0.8)
Repurchase of Trust Preferred Securities	-	(75.0)	-	(18.5)	(93.5)
	0.9	8.5	(8.3)	(18.5)	(17.4)

Net increase in cash and short-term investments	15.6	-	10.7	-	26.3
Beginning cash and short-term investments	0.4	-	163.6	-	164.0

Ending cash and short-term investments	$ 16.0	$ -	$ 174.3	$ -	$ 190.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

L. Subsequent Event

In October 2005, GAFRI completed the sale of the Driskill Hotel in Austin, Texas. The Company expects to recognize an after-tax gain of approximately $11 million ($0.23 per share) after transaction costs and the write-off of certain deferred acquisition costs on annuities associated with the gain recognition. The gain will be included in the Company's fourth quarter results.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

Index to MD&A

Page			Page
Forward-Looking Statements	22	Results of Operations	30
General	23	General	30
Overview	23	Income Items	30
Critical Accounting Policies	23	Expense Items	32
Liquidity and Capital Resources	24	Other Items	33
Ratios	24
Sources and Uses of Funds	24
Independent Ratings	25
Investments	26

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
  cost of pollution clean-up and remediation at former manufacturing sites operated by the Company's predecessor;
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

OVERVIEW

Financial Condition

Over the last several years, GAFRI has significantly strengthened its capital and liquidity. Stockholders' equity (excluding unrealized gains) has grown from approximately $672 million at January 1, 2003 to $940 million at September 30, 2005. Over the same period, GAFRI's ratio of debt to total capital has decreased from 36.3% to 27.7%. In addition, the adjusted capital and surplus of GAFRI's insurance subsidiaries increased from $514 million to $727 million during the same period.

Results of Operations

Through the operations of its insurance subsidiaries, GAFRI is engaged in the sale of retirement annuities and various forms of supplemental insurance and life products.

GAFRI's net income for the third quarter of 2005 was $18.8 million ($0.39 per diluted share) compared to $47.3 million ($1.00 per diluted share) for the same period in 2004. GAFRI's net income for the first nine months of 2005 was $62.3 million ($1.31 per diluted share) compared to $79.3 million ($1.68 per diluted share) for the same period in 2004. Results for 2004 include an after-tax third quarter gain of $27 million ($0.57 per share) on the sale of Provident Financial Group shares in its merger with National City Corporation. Results for 2005 reflect a third quarter environmental charge relating to the Company's former manufacturing operations (See Note J). The effect of these items was partially offset by improved results primarily in the Company's annuity and supplemental insurance lines of business.

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

  The determination and recoverability of unamortized insurance acquisition costs;
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

	September 30,	December 31,
	2005	2004	2003
Consolidated Debt	$ 363	$ 363	$ 369
Stockholders' Equity	945	895	805
Total Capital	$1,308	$1,258	$1,174

Consolidated Debt to Capital	27.7%	28.9%	31.4%

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 2005, the capital ratio of GAFRI's principal insurance subsidiary was 6.7 times its authorized control level RBC.

Sources and Uses of Funds

Parent Holding Company Liquidity  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions and other payments from their insurance subsidiaries, (Great American Life Insurance Company ("GALIC") and GA Life of Puerto Rico ("GAPR")), bank borrowings and cash and investments on hand.  Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC and GAPR in 2005 without prior regulatory approval is $81 million and $42.4 million, respectively. In May 2005, GALIC paid a $15 million dividend to GAFRI. In June 2005, GAPR paid a $30 million dividend to GAFRI and GAFRI made a $15 million capital contribution to GALIC. In October 2005, GAPR paid a $10 million dividend to GAFRI.

In August 2004, the Company replaced its existing credit agreement with a $150 million four-year credit facility. In April 2005, this credit facility was increased to $165 million. No amounts have been borrowed under this agreement. Amounts borrowed bear interest at rates ranging from 1% to 2% over LIBOR based on GAFRI's credit rating; GAFRI's current rate would be 1.5% over LIBOR. Under a currently effective shelf registration, GAFRI and AAG Holding can issue approximately $250 million in additional equity or debt securities.

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

Following are the Company's insurance ratings as of September 30, 2005:

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

Investments  At September 30, 2005, GAFRI's investment portfolio contained $8.8 billion in "Fixed maturities" classified as available-for-sale, which are carried at market value with unrealized gains and losses reported as a separate component of stockholders' equity on an after-tax basis. At September 30, 2005, GAFRI had pre-tax net unrealized gains of $164 million on fixed maturities and $9 million on equity securities.

GAFRI invests primarily in fixed income investments that, including loans and short-term investments, comprised 97% of its investment portfolio at September 30, 2005. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At September 30, 2005, 94% of GAFRI's fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At September 30, 2005, GAFRI's mortgage-backed securities ("MBSs") portfolio represented approximately 30% of its investments. MBS portfolios are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. Due to the significant decline in the general level of interest rates in recent years, GAFRI has experienced an increase in the level of prepayments on its MBS portfolio; these prepayments have not been reinvested at interest rates comparable to the rates earned on the prepaid MBSs. Partly as a result of this, the overall yield on GAFRI's fixed maturity portfolio dropped from approximately 6.2% at year-end 2003 to 5.9% at September 30, 2005.

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

Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at September 30, 2005, is shown in the following table (dollars in millions). Approximately $47 million of available-for-sale "Fixed Maturities" and $6 million of "Equity Securities" had no unrealized gains or losses at September 30, 2005.

	Securities with Unrealized	Securities with Unrealized
Available-for-sale Fixed Maturities	Gains	Losses
Market value of securities	$5,592	$3,188
Amortized cost of securities	$5,378	$3,238
Gross unrealized gain (loss)	$ 214	($ 50)*
Market value as % of amortized cost	104%	99%
Number of security positions	1,064	421
Number individually exceeding $2 million gain or loss	2	-
Percentage rated investment grade	93%	95%

  * MBSs make up $28.1 million of the gross unrealized losses at September 30, 2005.     No other individual type or industry had an unrealized loss of more than $2.0     million at that date.

Equity Securities
Market value of securities	$103	$71
Cost of securities	$ 89	$76
Gross unrealized gain (loss)	$ 14	($ 5)
Market value as % of cost	116%	93%

The table below sets forth the scheduled maturities of GAFRI's available-for-sale fixed maturity securities at September 30, 2005, based on their market values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	4%	1%
After one year through five years	18	6
After five years through ten years	47	23
After ten years	16	9
	85	39
Mortgage-backed securities	15	61
	100%	100%

*Excludes $47 million of fixed maturities with no unrealized gains or losses.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

GAFRI realized aggregate losses of $4.5 million during the first nine months of 2005 on $132.7 million in sales of fixed maturity securities (five issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2004. The market value of two of the securities increased an aggregate of $677,000 from December 31 to the date of sale. The market value of the other three securities decreased an aggregate of $652,000 from December 31 to date of sale.

Although GAFRI had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio. None of the securities were sold out of a necessity to raise cash. GAFRI has the ability and intent to hold securities with unrealized losses at September 30, 2005, for a period of time sufficient to allow for a recovery in market value.

The table below (dollars in millions) summarizes the unrealized gains and losses on all securities by dollar amount.
Fixed Maturities at September 30, 2005	Aggregate Market Value	Aggregate Unrealized Gain (Loss)	Market Value as % of Cost Basis

Securities with unrealized gains:
Exceeding $500,000 (106 issues):	$1,447	$ 95	107.0%
Less than $500,000 (958 issues):	4,145	119	103.0%
	$5,592	$214	104.0%

Securities with unrealized losses:
Exceeding $500,000 (21 issues):	$ 484	($ 16)	96.8%
Less than $500,000 (400 issues):	2,704	(34)	98.8%
	$3,188	($ 50)	98.5%

Equity Securities at September 30, 2005

Securities with unrealized gains:
Exceeding $500,000 (8 issues):	$ 46	$11	131.4%
Less than $500,000 (24 issues):	57	3	105.6%
	$103	$14	115.7%

Securities with unrealized losses:
Exceeding $500,000 (4 issues):	$ 53	($4)	93.0%
Less than $500,000 (10 issues):	18	(1)	94.7%
	$ 71	($5)	93.4%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The following table (dollars in millions) summarizes the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.
Fixed Maturities with Unrealized Losses at September 30, 2005	Aggregate Market Value	Aggregate Unrealized Gain(Loss)	Market Value as % of Cost Basis

Investment grade with losses for:
One year or less (322 issues)	$2,714	($34)	98.8%
Greater than one year (51 issues)	303	(11)	96.5%
	$3,017	($45)	98.5%

Non-investment grade with losses for:
One year or less (39 issues)	$150	($ 3)	98.0%
Greater than one year (9 issues)	21	(2)	91.3%
	$171	($ 5)	97.2%

Equity Securities with Unrealized
Losses at September 30, 2005

One year or less (13 issues)	$ 67	($ 4)	94.4%
Greater than one year (1 issue)	4	(l)	80.0%
	$ 71	($ 5)	93.4%

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

RESULTS OF OPERATIONS

General  As shown in Footnote D - "Segments of Operations", pre-tax earnings for the third quarter of 2005 decreased $43.4 million compared to the same period in 2004 as improved results primarily in the Company's annuity and supplemental insurance lines of business were more than offset by (i) lower realized gains in the third quarter of 2005 and (ii) an environmental charge relating to the Company's former manufacturing operations (see Note J). The $32.1 million decrease in pre-tax earnings for the first nine months of 2005 compared to 2004 reflects the same items mentioned above. Realized gains for the third quarter and first nine months of 2004 include realized gains relating to the sale of Provident Financial Group shares in its merger with National City Corporation.

Annuity Premiums  The following table summarizes GAFRI's annuity sales (in millions):

Three months ended September 30,			Nine months ended September 30,
Annuity Premiums	2005	2004	2005	2004
Cincinnati Insurance Operations:
Single premium fixed rate annuities	$116	$137	$415	$368
Flexible premium fixed rate annuities	36	33	129	118
Single premium variable annuities	7	9	21	26
Flexible premium variable annuities	15	16	49	53
Subtotal Cincinnati Insurance Operations	174	195	614	565

UTA and GAPR fixed rate annuities	5	7	16	21
Total annuity premiums	$179	$202	$630	$586

The increase in GAFRI's single premium fixed rate annuities in the first nine months of 2005 includes approximately $100 million of premiums from policyholders of an unaffiliated company in rehabilitation who chose to transfer their funds to GAFRI in the first quarter of 2005.

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions):

Three months ended September 30,			Nine months ended September 30,
Premiums	2005	2004	2005	2004
Supplemental insurance operations	$64	$59	$192	$181
GA Life of Puerto Rico	19	17	56	52
Cincinnati life operations	9	10	28	31
	$92	$86	$276	$264

Benefits
Supplemental insurance operations	$51	$46	$146	$140
GA Life of Puerto Rico	10	7	30	25
Cincinnati life operations	12	11	35	34
	$73	$64	$211	$199

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

Net Investment Income  Net investment income increased $4.7 million (3%) and $29.6 million (8%) in the third quarter and first nine months of 2005, compared to the same periods of 2004. An increase in average invested assets of approximately $711 million (8%), due primarily to the acquisition of the NHIC block of annuities in May 2004, was partially offset by a lower yield on GAFRI's investment portfolio.

The yield on GAFRI's fixed maturity portfolio was approximately 5.9% at September 30, 2005 compared to approximately 6.2% at year-end 2003. See "Management's Discussion and Analysis - Investments."

Realized Gains (Losses)

Investments

Realized gains (losses) on investments included provisions for other than temporary impairment on securities still held as follows: third quarter of 2005 and 2004 - $2.6 million and $2.8 million; nine months of 2005 and 2004 - $13.9 million and $10.8 million, respectively.

In July 2004, GAFRI received common and preferred shares equivalent to 1.7 million shares of National City Corporation in exchange for its ownership interest in Provident Financial Group and realized a $41.5 million pre-tax gain on the transaction.

Goodwill Impairment

Goodwill impairment reflects a third quarter 2004 pre-tax charge related to a wholly-owned insurance agency subsidiary.

Retirement of Subsidiary Trust Debt

Loss on retirement of subsidiary trust debt reflects pre-tax losses on repurchases of $27.2 million principal amount of the Company's 8-7/8% trust preferred securities in the first quarter of 2004.

Other Income  Other income increased $4.1 million (12%) and $16.4 million (20%) in the third quarter and first nine months of 2005 compared to the same periods in 2004 reflecting increased real estate revenues due to the acquisition of new properties.

Real Estate Operations  GAFRI is engaged in a variety of real estate operations including hotels and marinas. Revenues and expenses of these operations are included in GAFRI's Consolidated Income Statement as shown below (in millions). The increase in real estate revenues and expenses is due primarily to the acquisitions of new properties in July 2004 and the second quarter of 2005.

Three months ended September 30,			Nine months ended September 30,
	2005	2004	2005	2004
Other income	$24.2	$20.3	$53.7	$38.2
Other expenses:
Operating expenses	14.8	12.6	35.4	26.8
Depreciation and other	2.0	1.7	7.4	5.0

In October 2005, GAFRI sold its hotel in Austin, Texas. (See Note L)

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

Annuity benefits were virtually flat in the third quarter of 2005 while increasing $18.0 million (8%) in the first nine months of 2005 compared to the same periods in 2004. The third quarter comparison reflects an increase in reserves due to new business, offset by lower average crediting rates. The 2005 year-to-date increase reflects a full nine months of activity on the block of annuity policies acquired in May 2004.

Insurance Acquisition Expenses  Insurance acquisition expenses includes amortization of DPAC as well as a portion of commissions on sales of insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired. The increase in insurance acquisition expenses in 2005 reflects the growth in the Company's business.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. GAFRI's actuarial assumptions include an assumed reinvestment rate of 5.5% in 2005 increasing ratably to an ultimate assumed reinvestment rate of 7.0%. If the current interest rate environment persists through the end of the year, including a flattened yield curve, the Company may be required to write-off DPAC related to its fixed annuity operations. In addition, continued spread compression, decreases in the stock market and adverse mortality could also lead to write-offs of DPAC in the future. Any potential write-off of DPAC is not expected to have a material impact on GAFRI's liquidity or results of operations.

Interest on Subsidiary Trust Obligations  The decrease in interest on subsidiary trust obligations in the first nine months of 2005 compared to the same period in 2004 reflects the Company's March 2004 redemption of $65 million principal amount of its 9-1/4% TOPrS and the first quarter 2004 repurchases of $27.2 million principal amount of its 8-7/8% preferred securities.

Other Interest and Debt Expenses  The increase in other interest and debt expenses in 2005 compared to 2004 reflects a higher effective interest rate on the Company's floating rate debt.

Other Expenses  Other expenses increased $8.1 million (18%)and $16.0 million (13%) in the third quarter and first nine months of 2005 compared to the same periods in 2004 reflecting a $9.5 million third quarter charge relating to the Company's former manufacturing operations (See Note J) and an increase in expenses from real estate operations due to the acquisitions of new properties. These increases were partially offset by lower expenses in GALIC's life division, which ceased issuing policies in May 2004.

Income Taxes  The provision for income taxes presented reflects the effects of non-taxable foreign operations.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Cumulative Effect of Accounting Change  In January 2004, GAFRI recorded an after-tax charge of $2.2 million resulting from the implementation of Statement of Position 03-1, Nontraditional Long Duration Contracts and Separate Contracts. The most significant effect to GAFRI is a change in accounting for assets and liabilities related to two-tier annuities and persistency bonuses. As a result of adopting the SOP, unamortized insurance acquisition costs increased by $50 million and annuity benefits accumulated increased by $54 million.

Item 3

Quantitative and Qualitative Disclosure of Market Risk

Other than as discussed in Management's Discussion and Analysis with respect to a potential write-off of deferred acquisition costs in the fourth quarter of 2005, as of September 30, 2005, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure about Market Risk" in GAFRI's 2004 Form 10-K.

Item 4

Controls and Procedures

GAFRI's management, with participation from its Chief Executive Officer and Chief Financial Officer, has evaluated GAFRI's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2005. Based on that evaluation, GAFRI's CEO and CFO concluded that these disclosure controls and procedures were effective.

During the third quarter of 2005, there have been no changes in GAFRI's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, GAFRI's internal controls over financial reporting. In the first nine months of 2005, the Company did complete conversions of the following two software systems:

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
GREAT AMERICAN FINANCIAL RESOURCES, INC.

November 4, 2005	BY:/s/Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer

GREAT AMERICAN FINANCIAL RESOURCES, INC.

EXHIBIT 31(a)

SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS
I, S. Craig Lindner, the principal executive officer of Great American Financial Resources, Inc., certify that

1.	I have reviewed this quarterly report on Form 10-Q of Great American Financial Resources, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 4, 2005	/s/ S. Craig Lindner S. Craig Lindner Chief Executive Officer

E-1

GREAT AMERICAN FINANCIAL RESOURCES, INC.

EXHIBIT 31(b)

SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS - CONTINUED
I, Christopher P. Miliano, the principal financial officer of Great American Financial Resources, Inc., certify that

1.	I have reviewed this quarterly report on Form 10-Q of Great American Financial Resources, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 4, 2005	/s/ Christopher P. Miliano Christopher P. Miliano Chief Financial Officer

E-2

GREAT AMERICAN FINANCIAL RESOURCES, INC.

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

Pursuant to 18 USC Section 1350 as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Great American Financial Resources, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2005 (the "Report"), the undersigned officers of the Company, certify, pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ S. Craig Lindner S. Craig Lindner Chief Executive Officer	/s/ Christopher P. Miliano Christopher P. Miliano Chief Financial Officer

November 4, 2005

A signed original of this written statement will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

E-3