Form 10-K
period 2005-12-31
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2006-03-07
CIK 894651

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934
For the Fiscal Year Ended	Commission File
December 31, 2005	No. 1-11632

Incorporated under	IRS Employer I.D.
the Laws of Delaware	No. 06-1356481

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

          Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act. Yes     No   X

          Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the act.   Yes ___No   X

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the
past 90 days. Yes  X    No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the Registrant is an accelerated filer. Yes  X No __

          Indicate by check mark whether the Registrant is a shell company. Yes ___  No  X

          The aggregate market value of the Registrant's Common Stock held by non-affiliates as of the Registrant's most recently completed second fiscal quarter (June 30, 2005) was approximately $168 million (based upon non-affiliate holdings of
8,469,853 shares and a market price of $19.81 per share).

          As of February 1, 2006, there were 47,276,293 shares of the Registrant's Common Stock outstanding, including
38,565,995 owned by its Parent Company.

Documents Incorporated by Reference:

          Proxy Statement for the 2006 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).

GREAT AMERICAN FINANCIAL RESOURCES, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K
Part I		Page
Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	None
Item 2.	Properties	6
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	None
Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	7
Item 6.	Selected Financial Data	9
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 8.	Financial Statements and Supplementary Data	25
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	None
Item 9A.	Evaluation of Disclosure Controls and Procedures	25
Item 9B.	Other Information	None
Part III
Item 10.	Directors and Executive Officers of the Registrant	S-1
Item 11.	Executive Compensation	S-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	S-1
Item 13.	Certain Relationships and Related Transactions	S-1
Item 14.	Principal Accountant Fees and Services	S-1
Part IV
Item 15.	Exhibits, Financial Statement Schedules	S-1

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
    trends in persistency, mortality and morbidity;
    regulatory actions;
    changes in regulatory and legal environments;
    tax law changes;
    changes in laws governing retirement savings vehicles;
    cost of environmental clean-up at former manufacturing sites operated by the Company's predecessor;
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

Introduction

Great American Financial Resources, Inc. ("GAFRI" or "the Company"), which was incorporated as a Delaware corporation in 1987, is an 82%-owned subsidiary of American Financial Group, Inc. ("AFG"). GAFRI is a holding company that markets retirement products, primarily fixed and variable annuities, and various forms of supplemental insurance through its subsidiaries listed below. GAFRI and its insurance subsidiaries employed approximately 815 people (primarily in Cincinnati, Ohio and Austin, Texas) as of February 1, 2006. SEC filings, news releases, GAFRI's Code of Ethics applicable to directors, officers and employees and other information may be accessed free of charge through GAFRI's Internet site at: www.gafri.com. Information on GAFRI's Internet site is not part of this Form 10-K.

GAFRI's primary insurance subsidiaries include Great American Life Insurance Company ("GALIC"), Annuity Investors Life Insurance Company ("AILIC"), Loyal American Life Insurance Company and United Teacher Associates Insurance Company ("UTA"). All of these companies sell their products through independent producers.

Following is certain information concerning these subsidiaries (dollars in millions).
Company	Year Acquired	AM Best Rating	Headquarters	GAAP (1)		Statutory (2)		Policies in Force
				Assets	Equity	Capital	Premiums		Principal Products

GALIC	1992	A (Excellent)	Cincinnati, OH	$8,809	$1,211	$723	$669	395,000	Fixed and indexed annuities
AILIC	1994	A (Excellent)	Cincinnati, OH	$1,498	$ 109	$ 45	$208	79,000	Fixed, variable annuities
UTA	1999	A-(Excellent)	Austin, TX	$ 598	$ 133	$ 66	$232	220,000	Supplemental insurance
LOYAL	1995	A (Excellent)	Austin, TX	$ 514	$ 63	$ 46	$ 38	185,000	Supplemental insurance

(1) As reported in accordance with Generally Accepted Accounting Principles; excludes unrealized gains on fixed maturity investments.

(2) As reported in accordance with Statutory Accounting Principles; capital includes Asset
    Valuation Reserves; premiums are shown net of reinsurance.

Statutory premiums over the last three years were as follows (in millions):
	Premiums
	2005	2004	2003

Traditional single premium fixed annuities	$ 437	$ 401	$ 526
403(b)fixed annuities	242	255	213
Variable annuities	92	105	122
Indexed-annuities	78	6	7
Supplemental insurance	254	229	218
Life insurance	44	47	50
Total	$1,147	$1,043	$1,136

Sale of Subsidiary  In January 2006, GAFRI sold its subsidiary, Great American Life Assurance Company of Puerto Rico ("GA-PR"). See "Discontinued Operations - Puerto Rican Insurance Subsidiary". The tables above exclude information on GA-PR.

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

Annuity contracts are generally classified as either fixed rate (including indexed) or variable. With a traditional fixed rate annuity, the Company seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits. GAFRI accomplishes this by: (i) offering crediting rates that it has the option to change after any initial guarantee period (subject to minimum interest rate guarantees); (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities.

In addition to traditional fixed rate annuities, GAFRI offers indexed annuities and variable annuities. An indexed annuity provides policyholders with a crediting rate tied, in part, to the performance of an existing market index while protecting against the related downside risk through a guarantee of principal (excluding surrender charges). GAFRI purchases call options designed to offset substantially all of the increases in the liabilities associated with indexed annuities.

With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder, generally without any guarantee of principal except in the case of death of the insured annuitant. Premiums directed to the underlying investment options maintained in separate accounts are invested in funds managed by various independent investment managers. GAFRI earns a fee on amounts deposited into separate accounts. Subject to contractual provisions, policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case GAFRI earns a spread on amounts deposited.

The majority of GAFRI's flexible premium deferred annuities are sold in the qualified markets under sections 403(b), 457 and 401(k) of the Internal Revenue Code. In the 403(b) and 457 markets, schools, government agencies and certain other not-for-profit organizations may allow employees to save for retirement through contributions made on a before-tax basis. GAFRI's 403(b) operations sell annuities primarily to teachers in the kindergarten through twelfth grade (K-12) market. According to the Bureau of Labor Statistics, the K-12 teacher market will be the fastest growing job segment in the country through the year 2012. In the 401(k) market, both for-profit and not-for-profit organizations may establish qualified retirement plans where employees are eligible to save for retirement through contributions made primarily on a before-tax basis. For federal income tax purposes, before-tax contributions and earnings are not included in the employee's taxable income until amounts are withdrawn.

GAFRI sells its fixed rate annuities primarily through a network of 165 managing general agents ("MGAs") who, in turn, direct approximately 1,650 actively producing independent agents. The top 15 MGAs accounted for approximately two-thirds of GAFRI's fixed rate annuity premiums in 2005. No one MGA represented more than 15% of total fixed annuity premiums in 2005.

The Company offers its variable annuity as an ancillary product solely through its 403(b) and 401(k) sales channels. Nearly one-half of GAFRI's variable annuity sales in 2005 were made through the Company's wholly-owned subsidiary, Great American Advisors, Inc. ("GAA"). GAA is a broker/dealer licensed in all 50 states to sell stocks, bonds, options, mutual funds and variable insurance contracts through independent representatives and financial institutions. GAA also acts as the principal underwriter and distributor for the Company's variable annuity products.

GAFRI is licensed to sell its fixed annuity products in all 50 states; it is licensed to sell its variable products in all states except New York and Vermont. In 2005, no individual state accounted for more than 10% of GAFRI's annuity premiums other than California (16%), Washington (13%) and Texas (10%). At December 31, 2005, GAFRI had approximately 370,000 annuity policies in force.

For additional information on GAFRI's annuity operations, see Items 7 and 7A and Note E to the Financial Statements.

Supplemental Insurance

UTA offers a variety of supplemental insurance products and annuities through independent agents. UTA's principal health products include coverage for Medicare supplement, cancer and long-term care. UTA utilizes endorsements from various state retired teachers associations to sell some of its products.

Loyal American Life Insurance Company offers a variety of supplemental health and life products. The principal products sold by Loyal include cancer, accidental injury, short-term disability and hospital indemnity. Together, UTA and Loyal employ more than 230 people in Austin.

For additional information on GAFRI's Supplemental Insurance Operations, see Item 7 and Note E to the Financial Statements.

Life Operations

Although GALIC's life division no longer issues new life insurance policies, it continues to service and accept renewal premiums on its in-force block of approximately 185,000 policies and $32 billion gross ($10 billion net) of life insurance in force.

Discontinued Puerto Rican Insurance Operations

In December 2005, GAFRI announced it had reached an agreement to sell its subsidiary, GA-PR, to Triple-S Management Corporation, also of Puerto Rico, for $37.5 million in cash. The sale was completed in January 2006. During 2005, GAFRI received dividends from GA-PR totaling $100 million. GAFRI acquired GA-PR in 1997 for approximately $50 million. There was no material after-tax gain or loss on the sale. For additional information on GA-PR, see Note C to the Financial Statements.

Former Manufacturing Operations

The Company's balance sheet includes a liability of approximately $15 million at December 31, 2005 for the estimated future costs of environmental clean-up activities at certain sites from the Company's former manufacturing operations as well as third-party sites. See Note N to the Financial Statements.

Investments

Investments comprise almost 90% of the Company's assets (excluding variable annuity separate account assets) and are the principal source of income. See Items 7 and 7A and Note F to the Financial Statements for more information on the Company's investment portfolio.

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

No single insurer dominates the markets in which the Insurance Companies compete. Competitors include: (i) individual insurers and insurance groups; (ii) mutual funds; and (iii) other financial institutions. In a broader sense, GAFRI's Insurance Companies compete for retirement savings with a variety of financial institutions offering a full range of financial services. Financial institutions have demonstrated a growing interest in marketing investment and savings products other than traditional deposit accounts.

Sales of annuities, including renewal premiums, are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level and volatility of interest rates, and the shape of the yield curve; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments; (viii) performance of the equity markets; (ix) media coverage of annuities; (x) regulatory developments regarding suitability and the sales process; and (xi) general economic conditions.

Regulation

The Insurance Companies are subject to comprehensive regulation under the insurance laws of their states of domicile and the other states in which they operate. These laws, in general, require approval of the particular insurance regulators prior to certain actions such as the payment of dividends in excess of statutory limitations, (see Footnote O to the Financial Statements), continuing service arrangements with affiliates and certain other transactions. Regulation and supervision are administered by a state insurance commissioner who has broad statutory powers with respect to granting and revoking licenses, approving forms of insurance contracts and determining types and amounts of business that may be conducted in light of the financial strength and size of the particular company.

State insurance departments periodically examine the business and accounts of the Insurance Companies and require such companies to submit detailed annual financial statements prepared in accordance with statutory requirements. State insurance laws also regulate the character of each insurance company's investments, reinsurance and security deposits.

Many of the Company's other subsidiaries are subject to regulation by various state, federal and other regulatory authorities. Insurance agency subsidiaries are regulated by state insurance departments. GAA is subject to the rules of the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and the securities laws of the states in which it transacts business. AILIC's variable separate accounts and variable annuity products are subject to the rules and regulations of the Securities and Exchange Commission. In addition, AILIC's variable annuity products are subject to the "Blue Sky" laws of the states in which its products are sold.

The regulatory framework under which the Insurance Companies operate continues to evolve. One of the National Association of Insurance Commissioner's ("NAIC") major roles is to develop model laws and regulations affecting insurance company operations and encourage uniform regulation through the adoption of such model laws in all states. As part of the overall insurance regulatory process, the NAIC forms numerous task forces to review, analyze and recommend changes to a variety of areas affecting both the operating and financial aspects of insurance companies.

Uncertainties

GAFRI's businesses are subject to various uncertainties, including regulatory, legislative, environmental and tax law developments. While it is not possible to predict what changes will come in these areas, some could possibly have a material impact on GAFRI and its businesses. See "Item 1A" below and "Item 7 - Uncertainties."

ITEM 1A

Risk Factors

Following is a discussion of the most significant risk factors to investors in GAFRI securities.

Intense competition could adversely affect GAFRI's profitability. GAFRI's Insurance Companies compete with individual insurers and insurance groups, mutual funds and other financial institutions. Some of GAFRI's competitors have more capital and greater resources than GAFRI, and may offer a broader range of products and lower prices than GAFRI offers. If competition limits GAFRI's ability to write new or renewal business at adequate rates, its results of operations could be adversely affected.

GAFRI's premiums could be negatively affected if it is not able to attract and retain independent agents. GAFRI's reliance on the independent agency market makes it vulnerable to a reduction in the amount of business written by agents. Many of GAFRI's competitors also rely significantly on the independent agency market. Accordingly, GAFRI must compete with other insurance carriers for independent agents' business. Some of its competitors offer a wider variety of products, lower price for insurance coverage or higher commissions. Loss of a substantial portion of the business that GAFRI writes through independent agents could adversely affect GAFRI's premiums and profitability.

GAFRI is subject to comprehensive regulation and its ability to earn profits may be restricted by these regulations. GAFRI is subject to comprehensive regulation by government agencies in the states where its insurance company subsidiaries are domiciled and where these subsidiaries issue policies and handle claims. GAFRI must obtain prior approval for certain corporate actions. The regulations may limit GAFRI's ability to obtain rate increases or to take other actions designed to increase GAFRI's profitability.

There can be no assurance that existing insurance-related laws and regulations will not become more restrictive in the future or that new restrictive laws will not be enacted and, therefore, it is not possible to predict the potential effects of these laws and regulations. The costs of compliance or the failure to comply with existing or future regulations could harm GAFRI's financial results and its reputation with customers. See "Item 1 - Regulation" and "Item 7 - Uncertainties" for further discussion.

As a holding company, GAFRI is dependent on the results of operations of its insurance company subsidiaries to meet its obligations and pay future dividends. GAFRI is a holding company and a legal entity separate and distinct from its insurance company subsidiaries. As a holding company without significant operations of its own, GAFRI's principal sources of funds are dividends and other distributions from its insurance company subsidiaries. As discussed in "Item 1-Regulation", state insurance laws limit the ability of insurance companies to pay dividends or other distributions and require insurance companies to maintain specified levels of statutory capital and surplus. GAFRI's rights to participate in any distribution of assets of its insurance company subsidiaries are subject to prior claims of policyholders and creditors (except to the extent that its rights, if any, as a creditor are recognized). Consequently, GAFRI's ability to pay debts, expenses and cash dividends to its shareholders may be limited.

GAFRI's failure to maintain a commercially acceptable insurance financial strength rating could negatively affect its ability to compete successfully. As discussed under "Management's Discussion and Analysis - Independent Ratings," financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company's sales. A downgrade in GAFRI's insurers' claims-paying and financial strength ratings could significantly reduce GAFRI's business volumes, adversely impact GAFRI's ability to access the capital markets and increase GAFRI's borrowing costs.

Variations from the actuarial assumptions used to establish certain assets and liabilities in GAFRI's annuity and supplemental insurance business could negatively impact GAFRI's financial results. The earnings on certain products sold by GAFRI's annuity, supplemental insurance and run-off life businesses depend significantly upon the extent to which actual experience is consistent with the assumptions used in setting reserves and establishing and amortizing deferred policy acquisition costs ("DPAC"). These assumptions relate to investment yields (and spreads over fixed annuity crediting rates), mortality, surrenders, annuitizations and, on some policies, morbidity. Developing such assumptions is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. These assumptions, and therefore GAFRI's results of operations, could be negatively impacted by changes in any of the factors listed above. For example, GAFRI recorded pretax non-cash charges in 2005 of (i) $15.8 million to DPAC and annuity liabilities due primarily to the negative effect of lower interest rates on expected future profits of its fixed annuity operations and (ii) $13.6 million due to an unexpected increase in mortality in its run-off life operations.

Adverse securities market conditions can have significant negative effects on GAFRI's investment portfolio. GAFRI's results of operations depend in part on the performance of its invested assets. As of December 31, 2005, 93% of GAFRI's investment portfolio was invested in fixed maturity securities and 2% in equity securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Fixed Maturity Portfolio."

GAFRI cannot predict whether and the extent to which industry sectors in which it maintains investments may suffer losses as a result of potential decreased commercial and economic activity, or how any such decrease might impact the stock price of companies within the affected industry sectors or their ability to pay interest or principal on their securities, or how the value of any underlying collateral might be affected.

Investment returns are an important part of GAFRI's overall profitability. Accordingly, adverse fluctuations in the fixed income or equity markets could adversely impact GAFRI's profitability, financial condition or cash flows.

Certain stockholders exercise substantial control over GAFRI's affairs. As of December 31, 2005, American Financial Group ("AFG"), owned approximately 82% of GAFRI's outstanding common stock. As a result, AFG has the ability to exercise substantial control over the election of GAFRI's board of directors and significantly influences GAFRI's corporate actions.

The price of GAFRI common stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive. The price of GAFRI's common stock as listed on the New York Stock Exchange ("NYSE") constantly changes. Since January 1, 2004, GAFRI's common stock has traded at prices ranging between $14.08 and $22.34. It is expected that the market price of GAFRI's common stock will continue to fluctuate. GAFRI's common stock price can fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include:

    lack of significant public "float";
    actual or anticipated variations in quarterly operating results;
    ratings agency actions;
    recommendations by securities analysts;
    significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving GAFRI or its competitors;
    operating and stock price performance of other companies that investors deem comparable to GAFRI;
    news reports relating to trends, concerns and other issues in GAFRI's lines of business;
    material regulatory changes; and
    actual or anticipated changes in the dividends paid on GAFRI common stock.

General market fluctuations, industry factors and general economic and political conditions and events, economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause GAFRI's stock price to decrease regardless of its operating results. The stock market in general has experienced in the past, and may experience in the future, extreme volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of GAFRI's common stock.

GAFRI is subject to proposed tax law changes. Recent federal budget proposals have contained several measures related to retirement and savings accounts. In addition, the Department of the Treasury has proposed certain changes to the regulations governing 403(b) annuities. There are also a number of proposals being explored for reform of the federal income tax system. GAFRI cannot predict the long-term likelihood or final form of any tax reform legislation or the impact on the Company and its business. See "Item 7 - Uncertainties" for further discussion.

GAFRI is subject to proposed state and local regulatory changes. Various competitors, schools and other entities have proposed measures that would restrict product designs and the number of companies qualified to sell annuities to teachers. Widespread acceptance of these measures could negatively impact GAFRI's 403(b) annuity operations. See "Item 7 - Uncertainties" for further discussion.

ITEM 2

Properties

GAFRI and GALIC rent office space in Cincinnati, Ohio totaling approximately 140,000 square feet under leases expiring in 2011. In addition, GAFRI rents approximately 40,000 square feet in Cincinnati under a lease that expires in August 2006. Several of the Company's subsidiaries lease marketing and administrative offices in locations throughout the United States.

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

Legal Proceedings

Federal and state laws and regulations, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, impose liability on the Company, as the successor to Sprague Technologies, Inc., for the investigation and clean-up of hazardous substances disposed of or spilled by its former manufacturing operations at facilities still owned by the Company, and facilities transferred in connection with the sales of certain operations, as well as at disposal sites operated by third parties. In addition, the Company has indemnified the purchasers of its former operations for the cost of such activities. For additional information, see Item 7 - "Critical Accounting Policies" and Note N to the Financial Statements.

GAFRI is subject to other litigation and arbitration in the normal course of business. GAFRI is not a party to any material pending litigation or arbitration.

PART II

Please refer to "Forward-Looking Statements" following the index in front of this Form 10-K.

ITEM 5

Market for Registrant's Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

GAFRI's Common Stock is listed and traded principally on the NYSE under the symbol GFR. On February 1, 2006, there were approximately 4,350 holders of record of Common Stock. The following table sets forth the range of high and low sales prices for the Common Stock on the NYSE Composite Tape.
	2005		2004
	High	Low	High	Low
First quarter	$17.60	$15.18	$17.25	$15.32
Second quarter	20.86	14.79	16.42	14.08
Third quarter	22.34	18.15	16.60	14.53
Fourth quarter	22.20	18.15	17.75	14.82

The Company paid annual common dividends of $0.10 per share in 2005 and 2004. Although no future dividend policy has been determined, management believes the Company will continue to have the capability to pay similar dividend amounts.

Under GAFRI's stockholder-approved Stock Option Plan, 200,484 shares of GAFRI Common Stock were tendered in connection with the exercise of stock options for a total of 306,181 shares in the fourth quarter of 2005 (none in October; 138,000 at an average market price of $20.34 in November; and 62,484 at an average market price of $20.95 in December).

At February 1, 2006, approximately 82% of GAFRI's Common Stock was beneficially owned by AFG.

Equity Compensation Plan Information

The following reflects certain information about shares of GAFRI Common Stock authorized for issuance (at December 31, 2005) under equity compensation plans.
Equity compensation plans	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by shareholders	3,169,065	$17.09	3,005,991 (1)
Not approved by shareholders	162,690	$17.66	2,860,333 (2)

  Includes options exercisable into 2.2 million shares available for issuance under GAFRI's Stock Option Plans for employees and directors, 0.8 million shares issuable under GAFRI's Employee Stock Purchase Plan and 53,775 shares issuable under GAFRI's Non-employee Directors' Compensation Plan.
  Represents shares issuable under GAFRI's Deferred Compensation Plan (0.2 million shares), Agent Stock Purchase Plan (0.9 million shares), Agent Stock Option Plan (1.4 million shares) and GAFRI's Bonus Plan (0.4 million shares).

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

Under the Agent Stock Option Plan, selected agents are able to earn options to purchase GAFRI Common Stock based on production requirements. The options have an exercise price equal to the fair market value of GAFRI Common Stock at the time of grant. The options include vesting provisions based on quality of production. The Plan provides that up to 1,500,000 shares of GAFRI Common Stock may be issued upon the exercise of options.

Under GAFRI's Bonus Plan covering the majority of the Company's officers, participants may be required to receive 25% of their annual bonus in the form of GAFRI Common Stock. The Bonus Plan provides for the issuance of up to 500,000 shares of GAFRI Common Stock as partial payment of annual bonuses.

ITEM 6

Selected Financial Data

The following financial data has been summarized from, and should be read in conjunction with, the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." GA-PR's results of operations are reflected as discontinued for all periods presented below. The data includes the acquisitions of a fixed annuity block of business written by National Health Insurance Company in May 2004 and Manhattan National Life Insurance Company in June 2002 (in millions, except per share amounts).
	2005	2004	2003	2002	2001
Income Statement Data:
Total revenues	$988.1	$963.2	$843.6	$811.8	$765.7

Operating earnings before income taxes	$ 76.1	$137.2	$ 56.9	$ 27.3	$ 49.2

Income from continuing operations	$ 50.3	$ 89.5	$ 37.6	$ 22.3	$ 32.4
Discontinued operations, net of tax (a)	19.6	14.5	12.1	11.6	10.3
Cumulative effect of accounting changes,
net of tax (b)	-	(2.2)	-	(17.7)	(5.5)
Net income	$ 69.9	$101.8	$ 49.7	$ 16.2	$ 37.2

Basic earnings per common share:
Income from continuing operations	$ 1.07	$ 1.90	$ 0.86	$ 0.53	$ 0.77
Discontinued operations (a)	0.41	0.31	0.28	0.27	0.24
Accounting changes (b)	-	(0.05)	-	(0.42)	(0.13)
Net income	$ 1.48	$ 2.16	$ 1.14	$ 0.38	$ 0.88

Diluted earnings per common share:
Income from continuing operations	$ 1.06	$ 1.89	$ 0.86	$ 0.52	$ 0.76
Discontinued operations (a)	0.41	0.30	0.27	0.27	0.24
Accounting changes (b)	-	(0.04)	-	(0.41)	(0.13)
Net income	$ 1.47	$ 2.15	$ 1.13	$ 0.38	$ 0.87

Cash dividends per common share	$ 0.10	$ 0.10	$ 0.10	$ 0.10	$ 0.10

	2005	2004	2003	2002	2001
Balance Sheet Data at year-end:
Total assets	$11,922.0	$11,722.0	$10,309.1	$9,486.2	$8,536.5
Notes payable	299.8	300.0	214.0	250.3	223.0
Payable to subsidiary trusts	42.0	62.8	155.0	-	-
Mandatorily redeemable preferred
securities of subsidiary trusts	-	-	-	142.9	142.9
Net unrealized gains included
in stockholders' equity	61.2	190.9	162.6	180.0	89.8
Total stockholders' equity	1,006.7	1,069.1	942.5	851.9	748.8

  Reflects the results of GA-PR, which was sold in January 2006. See Note C to the Financial Statements.
  Reflects the implementation of required accounting changes.

ITEM 7

Management's Discussion and Analysis

of Financial Condition and Results of Operations

Index to MD&A
Page			Page
General	10	Results of Operations	19
Overview	10	General	19
Critical Accounting Policies	12	Income Items	20
Liquidity and Capital Resources	14	Expense Items	21
Ratios	14	Other Items	22
Sources and Uses of Funds	14	Recent Accounting Standards	22
Contractual Obligations	15
Independent Ratings	15
Investments	16
Uncertainties	18

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

OVERVIEW

Financial Condition

GAFRI has significantly strengthened its capital and liquidity over the last several years. Since December 31, 2002, stockholders' equity (excluding unrealized gains) grew by more than $273 million (41%) to $945 million and its debt to capital ratio decreased from more than 36% to less than 24% (following GAFRI's February 2006 repurchase of debt - See Note I); in addition, the statutory adjusted capital of GAFRI's largest insurance subsidiary increased $247 million (51%) to $733 million.

Asset-Liability Management

Interest Rate Risk  To monitor interest rate risk, GAFRI devotes extensive effort to evaluating the potential impact of changes in interest rates on cash flows and duration of assets and liabilities. Activities include the projection of business in force under many different interest rate scenarios, including non-parallel shifts in interest rates, to examine the impact of changes in both the level of interest rates and the shape of the yield curve. At least quarterly, GAFRI determines the duration of its assets and liabilities to help manage differences. A smaller difference in the duration of assets and liabilities indicates less exposure to the risk of changes in interest rates.

At the same time, perfectly matched durations can often be overly risk-averse, resulting in less than optimal profits and added exposure to the risk of falling interest rates. The merit of a modest amount of mismatch depends on current market conditions. At September 30, 2005, the duration of GAFRI's assets and liabilities were 5.3 years and 5.2 years, respectively.

At December 31, 2005, the fair value of GAFRI's fixed maturity portfolio was approximately 1% higher than its book value. If interest rates were to immediately increase 50 basis points from levels at December 31, 2005, GAFRI estimates that the fair value of the Company's fixed maturity portfolio would be approximately 1% lower than its book value. Under this scenario, higher than expected surrenders would have very little impact on the liquidity, earnings or capital of GAFRI or its subsidiaries.

GAFRI seeks to earn a stable and appropriate spread between investment income and interest credited on its annuity products. Adverse experience on investments may cause spreads to be reduced. Alternatively, if GAFRI seeks to maintain spreads, crediting rates may not be competitive in the marketplace, which could result in adverse policy surrender experience and the need to liquidate a portion of the investment portfolio at a loss, or use funds from new sales in order to fund cash surrender value benefits.

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

Fixed Annuities  GAFRI's traditional fixed annuity reserves comprise nearly 80% of the Company's total insurance reserves. GAFRI may adjust renewal crediting rates on its deferred annuities monthly or quarterly, subject to guaranteed minimum interest rates ("GMIR") ranging from 1.5% to 4% and other contractual guarantees. The higher minimums apply to in-force blocks of older products that are no longer marketed. Many annuity insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods that generally range from 5 to 10 years from policy issue date. In some cases, policyholders can only gain the benefit of a higher-tier accumulation rate upon death, or if they annuitize rather than surrender. In other cases, a market value adjustment may also apply. Due to GAFRI's ability to change crediting rates to reflect investment experience on the majority of its traditional annuity products, the underlying assets are assumed to be a good balance for the interest rate risk inherent in these liabilities. The Company believes this assumption is appropriate for probable movements in interest rates over the next 12 months.

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

Persistency Rates
Product Group	2005	2004	2003	2002	2001
Flexible premium	92%	94%	94%	92%	90%
Single premium	87	88	89	90	88

Persistency rates are affected by many of the same factors that affect annuity sales. Although the stock market and interest rate environment affect persistency in the Company's fixed rate annuities, management believes that its persistency rate has benefited from the low interest rate environment and the two-tier design of certain of its in-force products. Two account values are maintained for two-tier annuities - the annuitization (or upper-tier) value and the surrender (or lower-tier) value. The annuitization value is paid upon a policyholder's death or election to annuitize (withdraw funds in a series of periodic payments for at least the minimum number of years specified in the policy). If a lump-sum payment is chosen by the policyholder, the surrender value is paid in most circumstances. GALIC's two-tier annuities are particularly attractive to policyholders that intend to accumulate funds to provide retirement income since the annuitization value is often accumulated at a higher interest rate.

Moreover, due to the two-tier nature of many of its annuity products, GAFRI has significant surrender charge protection, averaging approximately 10%. While the Company continues to receive premiums on in-force two-tier annuities, it no longer sells this type of annuity. (For additional information on risks associated with GAFRI's two-tier annuities, see Note P - Fixed Annuities.) In total, nearly 75% of the Company's annuity reserves had a surrender charge of 5% or greater at December 31, 2005, and nearly 40% had a surrender charge of 10% or greater. While it is likely that persistency will decrease (i) as more policies begin to emerge out of their surrender charge period and (ii) in a rising interest rate environment, the Company believes it should not experience surrender rates that will have a material impact on its financial condition.

Interest rates have generally been low in recent years. Should interest rates remain at December 31, 2005 levels, the average earned rate of return on GAFRI's annuity investment portfolios will decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to policyholders to narrow, as GAFRI's ability to manage spreads can become limited by GMIRs on its fixed annuity policies. The GMIRs on annuity policies range from 1.5% to 4%, with a weighted average guaranteed rate of approximately 3.4%. The following table provides detail of the differences between the current interest rates being credited to policyholders and the respective GMIRs at the end of 2005. As of December 31, 2005, new policies are being issued with a GMIR of 2.75%.

GMIR Range	Average GMIR	Weighted Average Credited Rate	Difference	Percent of Total Reserves
Less than 3%	2.25%	4.51%	2.26%	9.0%
3.00%-3.99%	3.02%	3.53%	0.51%	43.5%
4.00% and greater	4.00%	4.02%	0.02%	47.5%
	3.41%	3.85%	0.44%	100.0%

The maturity structure and call provisions of a portion of GAFRI's investment asset portfolio are constructed to afford some protection against erosion of investment portfolio yields during periods of declining interest rates. GAFRI devotes extensive effort to evaluating the risks associated with falling interest rates by simulating asset and liability cash flows for a wide range of interest rate scenarios. GAFRI seeks to manage these exposures by maintaining a suitable maturity structure and by limiting its exposure to call risk in its investment portfolios. For a discussion of GAFRI's investment in mortgage-backed securities, see "Investments."

Variable Annuities  Variable annuity policyholders may choose to invest a portion of their funds in a "fixed" option; these fixed funds represented less than 3% of GAFRI's total insurance reserves at December 31, 2005, and have interest rate risk similar to other fixed annuities. (For additional information on risks associated with GAFRI's variable annuities, see Note P.)

Indexed Annuities  Indexed-annuities comprised less than 3% of the Company's insurance reserves at December 31, 2005. Indexed-annuities have interest rate risk similar to other fixed annuities. They have contractually guaranteed minimum surrender values, the majority of the asset portfolio backing them is invested in fixed income securities similar to other fixed deferred annuities, and GAFRI seeks to earn a spread on those fixed income assets. GAFRI purchases a relatively small volume of index options, which hedges the policyholders' index participation, minimizing equity market risk.

The Company believes its exposure to interest rate risk will not result in a material impact on capital, earnings, operations or liquidity. In the unlikely event that a material impact occurs, GAFRI believes that it has adequate resources to meet its liquidity or capital needs. (See Liquidity and Capital Resources.)

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
    The determination of "other than temporary" impairments on investments; and
    Environmental reserves with respect to GAFRI's former manufacturing operations.

Recoverability of Unamortized Insurance Acquisition Costs and Establishment of Insurance Reserves  The carrying value of certain assets and liabilities (primarily deferred policy acquisition costs ("DPAC"), liabilities for excess deaths and annuitization reserves ("EDAR") and unearned revenues ("UREV")) are based, in part, upon assumed interest rates and investment spreads, surrenders, annuitizations, renewal premiums and mortality. Actual results have varied from these assumptions in the past and have caused these accounting estimates to change (see "Results of Operations - Insurance Acquisition Expenses"), and could cause the Company's accounting estimates to change in the future. The Company performs an in-depth review of its assumptions and tests for recoverability on an annual basis as well as more limited reviews on a quarterly basis. If necessary, DPAC, UREV and EDAR balances may be adjusted ("unlocked") up or down based on new assumptions.

Approximately 40% of GAFRI's fixed annuity liabilities at December 31, 2005, were two-tier in nature in that policyholders can receive a higher amount if they die or if they annuitize rather than surrender their policy, even if the surrender charge period has expired. For these policies, reserves are recorded at their lower-tier value plus additional reserves for (i) accrued persistency and premium bonuses and (ii) excess benefits expected to be paid on future deaths and annuitizations that require payment of the upper-tier value. The liability for EDAR ($175 million at December 31, 2005) is accrued for and modified using assumptions consistent with those used in determining DPAC and DPAC amortization. Actual experience and changes in actuarial assumptions and tests for recoverability have caused GAFRI's accounting estimates to change in the past and could cause the Company's accounting estimates to change in the future (see "Results of Operations - Annuity Benefits," Item 7A - Annuity Contracts" and Note P - Fixed Annuities).

GAFRI's variable annuity separate account assets and liabilities have equity market risk in that a sustained, significant change in the stock market could impact (i) variable annuity fees earned by GAFRI, since such fees are based on the market value of the underlying funds, and (ii) the carrying value of related DPAC. Furthermore, certain variable policies have features that provide for guaranteed minimum death benefits in excess of GAFRI's separate account liabilities. A sustained, significant decrease in the stock market, combined with an increase in the amount of death benefits or certain other withdrawals, could materially impact DPAC and liabilities. Variations in actual equity market performance from previous assumptions have caused these accounting estimates to change in the past (see "Results of Operations - Insurance Acquisition Expenses" and Note P).

Determination of "Other Than Temporary" Impairments on Investments  The Company performs an in-depth review of its investments on a quarterly basis (see "Liquidity and Capital Resources - Investments," "Results of Operations - Realized Gains," and "Item 7A - Fixed Maturity Portfolio").

Environmental Reserves  The Company's balance sheet includes a liability of approximately
$15 million for the estimated future costs of environmental clean-up activities at certain sites from the Company's former manufacturing operations as well as third-party sites. The Company performs an in-depth review of this reserve on an annual basis as well as more limited reviews on a quarterly basis. The primary risk in setting this reserve is that the actual future costs will be greater than the assumed costs. See Note N.

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

	December 31,
	Proforma*	2005	2004	2003	2002
Consolidated Debt	$ 290	$ 342	$ 363	$ 369	$ 393
Stockholders' Equity	949	949	895	805	689
Total Capital	$1,239	$1,291	$1,258	$1,174	$1,082

Consolidated Debt to Capital	23.4%	26.5%	28.9%	31.4%	36.3%

* Proforma to reflect retirement of debt in February 2006 (See Note I).

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2005, the capital ratio of GAFRI's principal insurance subsidiary was 7.3 times its authorized control level RBC compared to 5.7 times at December 31, 2002.

Sources and Uses of Funds

Parent Holding Company Liquidity  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions from Great American Life Insurance Company ("GALIC"), bank borrowings and cash and investments on hand. Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC in 2006 without prior regulatory approval is $148 million. In 2005, GALIC paid $15 million in dividends. In addition, GAFRI's discontinued subsidiary, GA Life of Puerto Rico, paid $100 million in dividends to GAFRI in 2005. Also in 2005, GAFRI made a $15 million capital contribution to GALIC.

In the fourth quarter of 2005, GAFRI repurchased $20.8 million of its 8-7/8% preferred securities for $22.6 million in cash. In February 2006, GAFRI repurchased $51.5 million principal amount of its 6-7/8% Senior Notes for $53.4 million.

In August 2004, the Company replaced its existing credit agreement with a $150 million credit facility that matures in 2008. In April 2005, this credit facility was increased to $165 million. Amounts borrowed bear interest at rates ranging from 1% to 2% over LIBOR based on GAFRI's credit rating. There were no bank borrowings outstanding at December 31, 2005.

In 2003 and 2004, GAFRI raised approximately $253 million through the issuance of common stock and 30-year Senior Debentures. The majority of the proceeds were used (i) to retire trust preferred securities with a higher effective interest rate, (ii) to pay down borrowings under GAFRI's previous bank credit agreement, (iii) to increase insurance company capital and (iv) for general corporate purposes. Under a currently effective shelf registration, GAFRI and AAG Holding can issue a total of approximately $250 million in additional equity or debt securities. All debentures issued by GAFRI are rated investment grade by three nationally recognized rating agencies.

At December 31, 2005, GAFRI (parent) had nearly $65 million of cash and investments on hand. GAFRI believes that it has sufficient resources to meet its liquidity requirements.

Subsidiary Liquidity  The liquidity requirements of GAFRI's insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and expenses, and the payments of dividends and taxes to GAFRI. Historically, cash flows from maturities of bonds held in the investment portfolio, premiums and investment income have far exceeded the funds needed to meet these requirements without forcing the sale of investments or requiring contributions from GAFRI. Funds received in excess of cash requirements are generally invested in additional marketable securities. In addition, the insurance subsidiaries generally hold an adequate amount of highly liquid, short-term investments.

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

In recent years, the Company has entered into several reinsurance transactions in connection with (i) the sale of Great American Life Assurance Company of Puerto Rico ("GA-PR") and (ii) certain of its life and supplemental insurance operations. These transactions provided additional capital and liquidity and were entered into in the normal course of business in order to exit certain lines, fund an acquisition and transfer risk. The Company may enter into additional reinsurance transactions in the future.

GAFRI believes its insurance subsidiaries maintain sufficient liquidity to pay claims and benefits, operating expenses, dividends and tax payments, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies.

Contractual Obligations  The following table shows an estimate of payments to be made for insurance liabilities, as well as for material contractual obligations (in millions):

	Total	2006	2007-2008	2009-2010	Thereafter
Insurance Liabilities	$9,505.3	$1,128.6	$2,410.3	$2,191.2	$3,775.2
Notes Payable	248.3	0.2	48.7	0.1	199.3
Payable to Subsidiary Trusts	42.0	-	-	-	42.0
Operating Leases	28.3	2.5	5.2	5.2	15.4
Total	$9,823.9	$1,131.3	$2,464.2	$2,196.5	$4,031.9

In February 2006, GAFRI repurchased $51.5 million of its 6-7/8% Notes due 2008. The scheduled principal payments in the above table have been adjusted to reflect these repurchases.

Reserve projections for insurance liabilities in the table above include anticipated cash benefit payments only. The projections were based on historical patterns and expected trends and do not include any impact for future earnings or additional premiums. GAFRI expects operating cash flows to be sufficient to meet these obligations.

GAFRI has no material contractual purchase obligations or other long-term liabilities at December 31, 2005.

Independent Ratings  The Company's principal insurance subsidiaries ("Insurance Companies") are rated by A.M. Best, Fitch, and Standard & Poor's. Management believes that the ratings assigned by independent insurance rating agencies are important because agents, potential policyholders and school districts often use a company's rating as an initial screening device in considering annuity products. Management believes that (i) a rating in the "A" category by A.M. Best is necessary to successfully market tax-deferred annuities to public education employees and other not-for-profit groups; and (ii) a rating in the "A" category by at least one rating agency is necessary to successfully compete in other annuity markets. GAFRI's insurance entities also compete in markets other than the sale of tax-deferred annuities. Ratings are an important competitive factor; management believes that these entities can successfully compete in these markets with their respective ratings.

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

Following are the Company's ratings as of December 31, 2005:

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

Investments  State insurance laws restrict the types and amounts of investments that are permissible for life insurers. These restrictions are designed to ensure the safety and liquidity of insurers' investment portfolios.

Investments comprise almost 90% of the Company's assets (excluding variable annuity assets) and are the principal source of income. Fixed income investments (consisting of fixed maturity investments, policy loans, mortgage loans and short-term investments), comprised 97% of its investment portfolio at December 31, 2005. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At December 31, 2005, 94% of GAFRI's Insurance Companies' fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return. The following table shows the Insurance Companies' fixed maturity portfolio at fair value by NAIC designation (and comparable Standard & Poor's Corporation rating).

NAIC	Insurance Companies Investment Portfolio
Rating	Comparable S&P Rating	2005	2004
1	AAA, AA, A	75%	75%
2	BBB	19	19
	Total investment grade	94	94
3	BB	3	3
4	B	3	2
5	CCC, CC, C	*	1
6	D	*	*
	Total non-investment grade	6	6
	Total fixed maturities	100%	100%

       * less than one-half of 1%

At December 31, 2005, the mortgage-backed securities ("MBSs") portfolio represented approximately 28% of the Insurance Companies' investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates.

More than 95% of the Insurance Companies' MBSs are rated "AAA" with substantially all being investment grade quality. The market in which these securities trade is highly liquid. Aside from the interest rate risk referred to above, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

GAFRI realized aggregate losses of $5.6 million during 2005 on $167.3 million in sales of fixed maturity securities (6 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2004. All six securities were "AAA" rated mortgage-backed securities, two of which increased in fair value by an aggregate of $677,000 and four of which decreased in fair value by an aggregate of $832,000 from year-end 2004 to the sale date.

Although GAFRI had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, or decisions to lessen credit exposure to a particular issue or industry. None of the securities were sold out of a necessity to raise cash. Intent to hold may change due to asset/liability management decisions, market movements or changes in views about appropriate asset allocation.

The table below (dollars in millions) summarizes the unrealized gains and losses on available for sale securities by dollar amount at December 31, 2005. Approximately $62.7 million of "Fixed Maturities" and $9.0 million of "Equity Securities" had no unrealized gains/or losses at December 31, 2005.

	Aggregate Fair Value	Aggregate Amortized Cost	Aggregate Unrealized Gain(Loss)	Fair Value as % of Cost Basis
Fixed maturities with unrealized gains (1,019 issues*)	$5,054.1	$4,877.1	$177.0	103.6%
Fixed maturities with unrealized losses (524 issues**):
Investment grade, with losses for < 1 year (396 issues)	3,282.7	3,334.9	(52.2)	98.4%
Investment grade, with losses for > 1 year (76 issues)	345.8	360.2	(14.4)	96.0%
Non-investment grade, with losses for <1 year (46 issues)	163.6	168.6	(5.0)	97.0%
Non-investment grade, with losses for >1 year (6 issues)	21.2	22.4	(1.2)	94.6%

Equity securities with unrealized gains (29 issues)	80.1	68.4	11.7	117.1%
Equity securities with unrealized losses (17 issues):
For <1 year (15 issues)	91.9	96.9	(5.0)	94.8%
For >1 year (2 issues)	10.4	11.4	(1.0)	91.2%
Total	$9,049.8	$8,939.9	$109.9	101.2%

* 92% of these investments are rated investment grade; includes 1 issue with individual gains exceeding $2 million
**95% of these investments are rated investment grade; No issues had individual losses exceeding $2 million

For information regarding concentration of unrealized losses by type or industry, see Note F to the Financial Statements.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at December 31, 2005, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	4%	1%
After one year through five years	18	6
After five years through ten years	49	31
After ten years	16	7
	87	45
Mortgage-backed securities	13	55
	100%	100%

*Excludes $63 million of fixed maturities with no unrealized gains and losses.

When a decline in the fair value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors.

Factors considered and resources used by management include:

    whether the unrealized loss is credit-driven or a result of changes in market interest rates, the extent to which fair value is less than cost basis,
    historical operating, balance sheet and cash flow data contained in issuer SEC filings and news releases, near-term prospects for improvement in the issuer and/or its industry, third party research and credit rating reports,
    internally generated financial models and forecasts,
    discussions with issuer management, and
    ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Uncertainties

GAFRI's businesses are subject to various uncertainties, including regulatory, legislative, environmental, and tax developments. While it is not possible to predict what changes will come in these areas, some could possibly have a material impact on GAFRI and its businesses. Also see Note N to the Financial Statements.

Over the last several years there have been an increasing number of proposals to either change the methods by which insurance companies are regulated or increase the amount of regulation imposed under the existing regulatory framework. For example, the National Association of Insurance Commissioners recently began discussing the possibility of imposing additional suitability requirements in connection with the sale of life insurance and annuities to all purchasers, regardless of age. Previously, these types of requirements were generally only applicable when the purchaser was 65 years or older. The Company cannot predict what specific regulations will be adopted or if an entirely new regulatory framework will be implemented or the impact on the Company and its business.

Reinsurance  In the normal course of business, GAFRI's insurance subsidiaries cede reinsurance to other companies under various reinsurance agreements to diversify risk and limit maximum exposure. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, GAFRI's insurance subsidiaries would remain liable. GAFRI reviews the financial condition of its reinsurers and monitors the amount of reinsurance it has with each company. At December 31, 2005, approximately 70% of the Company's total face amount of life insurance in force was reinsured. Substantially all of GAFRI's reinsurance is with companies having an A.M. Best rating in the A category. GAFRI's largest reinsurer accounts for nearly half of the Company's reinsurance in force and is rated A+ by A.M. Best. GAFRI's second largest reinsurer accounts for more than one-third of GAFRI's reinsurance in force and is rated A by A.M. Best.

Proposed Tax Law Changes  The most recent federal budget proposal again contained several tax reform measures related to retirement and savings accounts. One such proposal would consolidate 401(k), 403(b) and government employee 457 plans into a single plan. Another proposal would create "lifetime savings accounts" that would allow tax-free savings without restrictions on withdrawals. The Company does not expect these measures to be adopted in 2006.

The Department of the Treasury has proposed certain changes to the regulations governing 403(b) annuities. These changes include new restrictions on transfers and the imposition of additional obligations on employers, including school districts. The Company expects that the final regulations will come close to the proposed changes, and will become effective in 2007. These changes may cause employers to reduce the number of 403(b) annuity providers that have access to employees. To remain competitive in a changed environment, the Company is preparing to offer increased services to help employers meet their additional obligations.

There are also a number of proposals being explored for reform of the federal income tax system. Some could have a significant adverse impact on the Company and its business. GAFRI does not expect those proposals to be adopted in 2006.

GAFRI cannot predict the long-term likelihood or final form of any tax reform legislation or the impact on the Company and its business.

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

RESULTS OF OPERATIONS

General  The following table shows GAFRI's net earnings and diluted earnings per share as stated in the Consolidated Income Statement as well as the after-tax effect of other items included in these GAAP measures that are listed below to assist investors in analyzing their impact on the trend in operating results (in millions, except per share amounts):

	2005	2004	2003
Net Income	$69.9	$101.8	$49.7
Significant after-tax items included in net income
Discontinued operations	19.6	14.5	12.1
Realized gains (losses)	(0.7)	32.9	(6.1)
Gain on sale of hotel	10.7	-	-
Unlocking charge and write-off of DPAC	(19.1)	-	(9.9)
Charge relating to former manufacturing operations	(6.2)	-	-

Diluted per share amounts:
Net Income	$1.47	$2.15	$1.13
Significant after-tax items included in net income
Discontinued operations	0.41	0.30	0.27
Realized gains (losses)	(0.01)	0.69	(0.14)
Gain on sale of hotel	0.22	-	-
Unlocking charge and write-off of DPAC	(0.40)	-	(0.21)
Charge relating to former manufacturing operations	(0.13)	-	-

Discontinued Operations  See Item 7 - "Results of Operations - Discontinued Operations" and Note C for discussion.

Realized Gains (Losses)  See Item 7 - "Results of Operations - Realized Gains (Losses)" for discussion.

Gain on Sale of Hotel (Included in Other Income)  See Item 7 - "Results of Operations - Real Estate Operations" and Note F for discussion.

Unlocking Charge and Write-off of Deferred Policy Acquisition Costs ("DPAC") (Included in Benefits to Policyholders and Insurance Acquisition Expenses)  See Item 7 - "Results of Operations - Annuity Benefits" and "Results of Operations - Insurance Acquisition Expenses" for discussion.

Charge Relating to Former Manufacturing Operations (Included in Other Expenses)  See Item 7 - "Results of Operations - Other Expenses" and Note N for discussion.

Annuity Premiums  The following table summarizes GAFRI's annuity sales (in millions).

	2005	2004	2003
403(b) Fixed Annuities:
First Year	$ 41	$ 34	$ 33
Renewal	130	122	106
Single Sum	71	99	74
Subtotal	242	255	213

Non-403(b) Fixed Annuities	437	401	526
Variable Annuities	92	105	122
Indexed Annuities	78	6	7
Total Annuity Premiums	$849	$767	$868

The increase in first year and renewal premiums reflects the successful recruitment of 403(b) agents over the last several years. The increase in sales of indexed annuities reflects the development of a new product (launched in May 2005) following GAFRI's decision to re-enter this market.

GAFRI's non-403(b) fixed annuities in 2005 include approximately $100 million of fixed annuity premiums from policyholders of an unaffiliated company in rehabilitation who chose to transfer their funds to GAFRI.

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

	2005	2004	2003
Premiums
Supplemental insurance operations	$258	$240	$222
Life operations (in run-off)	38	41	44
	$296	$281	$266

Benefits
Supplemental insurance operations	$199	$184	$170
Life operations (in run-off)	48	47	47
	$247	$231	$217

The increase in premiums and benefits for the supplemental insurance operations in 2005 and 2004 represents the addition of new distribution sources.

Net Investment Income  Net investment income increased $33.5 million (6%) in 2005 compared to 2004. An increase in average invested assets of nearly $700 million (8%), due primarily to internal growth as well as the acquisition of a block of business in May 2004 (See Note D) was partially offset by a lower yield on GAFRI's investment portfolio.

Net investment income increased $23.6 million (5%) in 2004 compared to 2003. An increase in average invested assets of more than $800 million (10%), due primarily to the acquisition of a block of business (See Note D), was partially offset by a lower yield on GAFRI's investment portfolio.

The yield earned on GAFRI's investment portfolio, excluding real estate investments and realized gains, was 6.0%, 6.1% and 6.5% in 2005, 2004 and 2003, respectively.

Realized Gains (Losses)

Investments

Realized gains (losses) on investments included provisions for other than temporary impairment on securities as follows: $16.9 million, $13.4 million and $41.4 million for the years ended 2005, 2004 and 2003, respectively. See Note F.

In 2004, GAFRI received common and preferred shares equivalent to 1.7 million shares of National City Corporation in exchange for its ownership interest in Provident Financial Group and realized a $41.5 million pre-tax gain on the transaction.

Goodwill Impairment

Goodwill impairment reflects a 2004 pretax charge of $4 million related to an insurance agency subsidiary. See Note G.

Retirement of Subsidiary Trust Debt

Loss on retirement of subsidiary trust debt reflects pretax losses on repurchases of $20.8 million and $27.2 million principal amount of the Company's 8-7/8% trust preferred securities in 2005 and 2004, respectively.

Other Income  Other income increased $27.3 million (25%) in 2005 due to (i) the $16.5 million gain on the sale of the Company's hotel operations in Austin, Texas (see below); and (ii) increased real estate revenues primarily as a result of the acquisition of new properties.

Other income increased $21.3 million (24%) in 2004 reflecting (i) increased real estate revenues due primarily to an acquisition; (ii) increased surrender fee income on GAFRI's fixed annuity operations (including the National Health block acquired in May 2004; (iii) increased life policy charges; and (iv) higher fees earned on GAFRI's variable annuity business due to higher average variable annuity asset balances.

Real Estate Operations  GAFRI is engaged in a variety of real estate operations including hotels and marinas. Revenues and expenses of these operations, including gains on disposal, are included in GAFRI's Consolidated Income Statement as shown below (in millions).

	2005	2004	2003
Other income	$78.5	$51.0	$43.3
Other expenses:
Operating expenses	41.9	35.9	29.6
Depreciation and other	9.8	7.6	6.4

In October 2005, GAFRI sold its hotel operations in Austin, Texas for $53 million; its cost basis in this hotel at the date of sale was approximately $22 million. Included in Other income in 2005 is a pretax gain of $16.5 million, representing GAFRI's net gain on the sale after sale expenses, profit sharing payments and after a write-off of $11.0 million of DPAC associated with the gain.

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher amount can be credited to the policyholder if a policy is annuitized rather than surrendered), GAFRI accrues additional reserves for (i) persistency and premium bonuses and (ii) excess benefits expected to be paid for future deaths and annuitizations ("EDAR"). Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect these additional reserves.

In the fourth quarter of 2005, GAFRI conducted its annual review of the actual results and future assumptions underlying its annuity operations, including assumptions related to future interest rates and persistency. Primarily as a result of the continuing low interest rate environment, the Company "unlocked" the actuarial assumptions related to its annuity business in force and recorded a pre-tax charge of approximately $11.6 million to EDAR related to that business. In 2004, GAFRI recorded a pre-tax charge to EDAR of approximately $5 million due to trends in actual experience. Management believes that significant changes in projected investment yields could result in charges (or credits) to earnings in the period the projections are modified.

The increase in annuity benefits in 2004 compared to 2003 also reflects the acquisition of a block of business. See Note D.

Insurance Acquisition Expenses  Insurance acquisition expenses include amortization of DPAC as well as a portion of commissions on sales of insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired.

As part of the 2005 annual review of actual results and future assumptions discussed above in "Annuity Benefits", the Company recorded net charges to insurance acquisition expenses of $4.2 million primarily related to spread narrowing partially offset by the expected improved future persistency related to the Company's annuities, due to the impact of the current interest rate environment. In addition, in 2005 GAFRI recorded a $13.6 million write-off of DPAC due to an unexpected increase in mortality in GAFRI's run-off life operations.

Insurance acquisition expenses in 2004 included $5.1 million of net favorable unlockings relating to trends in actual experience ($7.7 million of positive DPAC unlocking, partially offset by $2.6 million of negative unearned revenue unlocking).

Insurance acquisition expenses in 2003 included $15.2 million of net charges related to spread narrowing ($19.7 million of negative DPAC unlocking, partially offset by $4.5 million of positive unearned revenue unlocking).

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to further write-offs of DPAC in the future.

Interest on Subsidiary Trust Obligations  The decrease in interest on subsidiary trust obligations in 2005 and 2004 compared to 2003 reflects the Company's November 2005 repurchase of $20.8 million principal amount of its 8-7/8% preferred securities, the March 2004 redemption of all $65 million principal amount of its 9-1/4% TOPrS and the first quarter 2004 repurchases of $27.2 million principal amount of its 8-7/8% preferred securities.

Other Interest and Debt Expenses  The increase in other interest and debt expenses in 2005 compared to 2004 reflects primarily a higher effective interest rate on its interest rate swap. See Note I.

The increase in 2004 compared to 2003 reflects the first quarter 2004 issuance of 7-1/4% Senior Debentures and the paydown of lower interest rate bank debt.

Other Expenses  Other expenses increased $6.8 million (4%) in 2005 compared to 2004 due primarily to a $9.5 million charge relating to the Company's former manufacturing operations (See Note N), partially offset by lower expenses in GAFRI's run-off life division operations.

Other expenses increased $8.4 million (6%) in 2004 compared to 2003 due primarily to an increase in real estate expenses resulting primarily from an acquisition.

Income Taxes  The effective tax rate on GAFRI's continuing operations approximated 34% - 35% in each year from 2003 - 2005. See Note B - Accounting Policies, Note C - Discontinued Operations and Note L - Income Taxes for additional information on income taxes.

Discontinued Operations  In December 2005, GAFRI announced it had reached an agreement to sell its subsidiary, GA-PR, for $37.5 million in cash. The sale was completed in January 2006. There was no material after-tax gain or loss on the sale. In addition, during 2005 GA-PR paid dividends totaling $100 million to GAFRI. See Note C.

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

Accounting
Standard	Subject of Standard (Year of Implementation)
SFAS #123(R)	Share-Based Payments (2006)
SFAS #154	Accounting Changes and Error Corrections (2006)
SOP 05-1	Accounting for Modifications of Insurance Contracts (2007)

The implementation of SFAS No. 123(R) is discussed under "Stock-Based Compensation" in Note B to the financial statements. SFAS No. 154 requires that voluntary changes in accounting principles and corrections of errors be reported by retroactively restating prior periods' financial statements unless it is impractical to do so. The standard is effective for fiscal years beginning after December 15, 2005. SOP 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts," provides guidance on accounting for deferred policy acquisition costs on certain internal replacements of insurance and investment contracts. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. GAFRI is currently assessing the impact of implementing this standard.

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

Fixed Maturity Portfolio  The fair value of GAFRI's fixed maturity portfolio is directly impacted by changes in market interest rates. GAFRI's fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. This practice is designed to allow flexibility in reacting to fluctuations of interest rates. GAFRI's portfolio is managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. GAFRI attempts to align the duration of invested assets to the projected cash flows of policyholder liabilities.

The following table provides information at December 31, 2005 and 2004, about GAFRI's "available-for-sale" fixed maturity investments that are sensitive to interest rate risk. These tables show (dollars in millions) principal cash flows and related weighted-average interest rates by expected maturity date for each of the five subsequent years and for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBSs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.
	December 31, 2005		December 31, 2004
	Principal			Principal
	Cash Flows	Rate		Cash Flows	Rate
2006	$ 349	5.9%	2005	$ 393	6.9%
2007	344	6.9	2006	436	6.4
2008	397	6.8	2007	635	5.8
2009	417	6.5	2008	559	6.2
2010	563	6.4	2009	464	7.1
Thereafter	6,773	5.7	Thereafter	5,849	5.8

Total	$8,843	5.9%	Total	$8,336	6.0%

Fair Value	$8,930		Fair Value	$8,700

Annuity Contracts  Substantially all of GAFRI's fixed rate annuity contracts permit GAFRI to change crediting rates (subject to minimum interest rate guarantees as determined by applicable law) enabling management to react to changes in market interest rates. In late 2003, GAFRI began issuing products with guaranteed minimum crediting rate of less than 3% in states where required approvals have been received. At December 31, 2005, approximately 9% of annuity benefits accumulated related to policies with a minimum crediting rate of less than 3%. The remaining balance was split almost evenly between policies with minimum guarantee rates of 3% and 4%. Actuarial assumptions used to estimate DPAC and certain annuity liabilities, as well as GAFRI's ability to maintain spread, could be impacted if the current interest rate environment continues for an extended period, or if increases in interest rates cause policyholder behavior to differ significantly from current expectations.

Projected payments in each of the next five years and for all years thereafter on GAFRI's fixed annuity liabilities at December 31 are as follows (dollars in millions):

								Fair
	First	Second	Third	Fourth	Fifth	Thereafter	Total	Value
2005	$907	$945	$1,013	$897	$880	$3,775	$8,417	$8,060
2004	$939	$1,088	$981	$874	$800	$3,450	$8,132	$7,809

At December 31, 2005, the average stated crediting rate on the in-force block of GAFRI's principal fixed annuity products was approximately 3.8%. The current stated crediting rates (excluding bonus interest) on new sales of GAFRI's products generally range from 3.0% to 4.0%. GAFRI estimates that its effective weighted-average crediting rate on its in-force business over the next five years will approximate 3.6%. This rate reflects actuarial assumptions as to: (i) expected investment spreads; (ii) deaths; (iii) annuitizations; (iv) surrenders; and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

GAFRI's indexed annuities represented less than 3% of GAFRI's insurance reserves at December 31, 2005. These annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. The Company's strategy is designed so that an increase in the liabilities due to an increase in the market index will be substantially offset by unrealized and realized gains on the call options purchased by the Company. Under SFAS No. 133, both the index-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Adjusting these derivatives to market value had a net effect of less than 1% of annuity benefits in 2005 and 2004.

Notes Payable  The following table shows scheduled principal payments on fixed rate long-term debt of GAFRI and related weighted-average interest rates for the next five years and for all years thereafter (in millions):

	December 31, 2005			December 31, 2004
	Scheduled				Scheduled
	Principal				Principal
	Payments	Rate			Payments	Rate
2006 through 2010	$ 49.0	7.4%	*	2005 through 2009	$100.7	5.3% *
Thereafter	199.3	7.4%		Thereafter	199.3	7.4%

Total	$248.3	7.4%		Total	$300.0	6.7%

Fair Value	$252.6			Fair Value	$314.1

* Reflects effective interest rate on interest rate swap entered into in connection with   GAFRI's 6-7/8% Senior Notes. See Note I for further discussion.

In February 2006, GAFRI repurchased $51.5 million principal amount of its 6-7/8% Senior Notes. The scheduled principal payments in the above table have been adjusted to reflect these repurchases.

See Note J for discussion of GAFRI's preferred securities.

ITEM 8

Please refer to "Forward-Looking Statements" following the index in front of this Form 10-K.

Financial Statements and Supplementary Data
PAGE

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet:
December 31, 2005 and 2004	F-2

Consolidated Income Statement:
Years Ended December 31, 2005, 2004 and 2003	F-3

Consolidated Statement of Changes in Stockholders' Equity:
Years Ended December 31, 2005, 2004 and 2003	F-4

Consolidated Statement of Cash Flows:
Years Ended December 31, 2005, 2004 and 2003	F-5

Notes to Consolidated Financial Statements	F-6

"Selected Quarterly Financial Data" has been included in Note Q to the Consolidated Financial Statements.

ITEM 9A

Evaluation of Disclosure Controls and Procedures

GAFRI's chief executive officer and chief financial officer, with the participation of management, have evaluated GAFRI's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c)) as of a date within 90 days prior to filing this report. Based on the evaluation, they concluded that the controls and procedures are effective. During the fourth quarter of 2005, there have been no changes in GAFRI's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, GAFRI's internal controls over financial reporting. In the quarter ended December 31, 2005, the Company did make modifications to certain processes associated with claims processing at its Austin, Texas facility as well as the general controls for information technology at its Cincinnati, Ohio facility. However, the related business processes and procedures did not materially change and, accordingly, management does not believe such changes are likely to materially affect GAFRI's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

GAFRI's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including GAFRI's principal executive officer and principal financial officer, GAFRI conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2005, based on the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on GAFRI's evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2005. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is set forth on the following page.

Great American Financial Resources, Inc.

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Great American Financial Resources, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Great American Financial Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Great American Financial Resources, Inc.'s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Great American Financial Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Great American Financial Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Great American Financial Resources, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion thereon.
Ernst & Young LLP

Cincinnati, Ohio
February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Great American Financial Resources, Inc.

We have audited the accompanying consolidated balance sheets of Great American Financial Resources, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great American Financial Resources, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, the Company changed its method of accounting for certain nontraditional long duration insurance contracts and separate accounts in 2004 to implement a new accounting standard.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Great American Financial Resources, Inc.'s internal control over financial reporting as of December 31, 2005, based upon criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion thereon.

Cincinnati, Ohio

February 28, 2006

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)
	December 31,
	2005	2004
Assets
Investments:
Fixed maturities:
Available-for-sale - at fair value
(amortized cost - $8,825.9 and $8,383.2)	$ 8,930.1	$ 8,700.1
Trading securities - at fair value	271.9	292.2
Equity securities - at fair value
(cost - $185.7 and $134.1)	191.4	159.2
Mortgage loans on real estate	38.4	22.4
Real estate	118.3	108.8
Policy loans	258.7	250.2
Short-term investments	132.6	145.7
Total investments	9,941.4	9,678.6

Cash	21.7	24.5
Accrued investment income	117.6	115.6
Unamortized insurance acquisition costs	835.9	841.2
Reinsurance recoverable	257.3	327.6
Other assets	104.6	114.5
Variable annuity assets (separate accounts)	643.5	620.0

	$11,922.0	$11,722.0

Liabilities and Capital
Annuity benefits accumulated	$ 8,417.3	$ 8,132.1
Unearned revenue	118.2	110.4
Life, accident and health reserves	1,088.0	1,022.0
Notes payable	299.8	300.0
Payable to subsidiary trusts	42.0	62.8
Payable to affiliates, net	119.9	115.3
Deferred taxes on unrealized gains	31.0	98.9
Accounts payable, accrued expenses and other liabilities	155.6	191.4
Variable annuity liabilities (separate accounts)	643.5	620.0
Total liabilities	10,915.3	10,652.9

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-47,256,092 and 47,062,384 shares outstanding	47.3	47.1
Capital surplus	409.0	407.1
Retained earnings	489.2	424.0
Unrealized gains on marketable securities, net	61.2	190.9
Total stockholders' equity	1,006.7	1,069.1

	$11,922.0	$11,722.0

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenues:
Life, accident and health premiums	$296.4	$280.6	$265.9
Net investment income	557.2	523.7	500.1
Realized gains (losses) on:
Investments	0.7	55.9	(9.4)
Goodwill impairment	-	(4.0)	-
Retirement of subsidiary trust debt	(1.8)	(1.3)	-
Other income	135.6	108.3	87.0
	988.1	963.2	843.6

Costs and Expenses:
Annuity benefits	341.2	313.3	294.6
Life, accident and health benefits	247.0	230.8	216.9
Insurance acquisition expenses, net	133.3	99.2	103.4
Interest on subsidiary trust obligations	5.1	6.7	13.7
Other interest and debt expenses	23.3	20.7	11.2
Other expenses	162.1	155.3	146.9
	912.0	826.0	786.7

Operating earnings before income taxes	76.1	137.2	56.9
Provision for income taxes	25.8	47.7	19.3

Income from continuing operations	50.3	89.5	37.6
Discontinued operations, net of tax	19.6	14.5	12.1
Cumulative effect of accounting change, net of tax	-	(2.2)	-

Net Income	$ 69.9	$101.8	$ 49.7

Basic earnings per common share:
Continuing operations	$1.07	$1.90	$0.86
Discontinued operations	0.41	0.31	0.28
Accounting change	-	(0.05)	-
Net income	$1.48	$2.16	$1.14

Diluted earnings per common share:
Continuing operations	$1.06	$1.89	$0.86
Discontinued operations	0.41	0.30	0.27
Accounting change	-	(0.04)	-
Net income	$1.47	$2.15	$1.13

Average number of common shares:
Basic	47.1	47.1	43.7
Diluted	47.6	47.3	43.8

Cash dividends per common share	$0.10	$0.10	$0.10

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)

	Year ended December 31,
	2005	2004	2003
Common Stock:
Balance at beginning of year	$ 47.1	$ 47.0	$ 42.4
Common Stock issued	0.7	0.1	4.6
Common Stock retired	(0.5)	-	-
Balance at end of year	$ 47.3	$ 47.1	$ 47.0

Capital Surplus:
Balance at beginning of year	$407.1	$406.0	$347.6
Common Stock issued	9.6	2.0	58.9
Common Stock retired	(9.7)	(0.9)	(0.5)
Agent stock option grants	2.0	-	-
Balance at end of year	$409.0	$407.1	$406.0

Retained Earnings:
Balance at beginning of year	$424.0	$326.9	$281.9
Net income	69.9	101.8	49.7
Common dividends declared	(4.7)	(4.7)	(4.7)
Balance at end of year	$489.2	$424.0	$326.9

Unrealized Gains, Net:
Balance at beginning of year	$190.9	$162.6	$180.0
Change during year	(129.7)	28.3	(17.4)
Balance at end of year	$ 61.2	$190.9	$162.6

Comprehensive Income:
Net Income	$ 69.9	$101.8	$ 49.7
Other comprehensive income (loss) - change
in net unrealized gains on marketable securities	(129.7)	28.3	(17.4)
Comprehensive income (loss)	($ 59.8)	$130.1	$ 32.3

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Year ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$ 69.9	$101.8	$ 49.7
Adjustments:
Cumulative effect of accounting change	-	2.2	-
Increase in life, accident and health reserves	67.8	66.9	118.8
Benefits to annuity policyholders	341.6	313.6	295.0
Amortization of insurance acquisition costs	118.5	85.9	90.5
Depreciation and amortization	32.4	33.4	19.9
Realized (gains) losses on investments	(5.4)	(56.2)	9.2
Gain on sale of real estate	(16.5)	-	-
Realized loss on goodwill impairment	-	4.0	-
Realized losses on retirement of subsidiary trust debt	1.8	1.3	-
Net trading portfolio activity	13.9	(95.1)	10.5
Increase in insurance acquisition costs	(128.1)	(120.1)	(148.2)
Increase in reinsurance recoverable	(5.8)	(20.9)	(72.6)
Decrease (increase) in other assets	7.9	(6.6)	16.7
Increase (decrease) in other liabilities	0.9	9.2	(14.2)
Increase in payable to affiliates, net	4.6	20.3	31.8
Other, net	3.3	(2.3)	1.3
Net cash provided by operating activities	506.8	337.4	408.4

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(2,145.3)	(3,230.1)	(5,537.7)
Equity securities	(125.7)	(86.3)	(17.4)
Real estate, mortgage loans and other assets	(56.2)	(43.5)	(8.4)
Cash and short-term investments of businesses
acquired, net	-	26.6	-
Proceeds received from GA Life of Puerto Rico reinsurance transaction	60.0	-	-
Maturities and redemptions of fixed maturity
investments	641.6	818.2	1,190.8
Sales of:
Fixed maturity investments	1,064.5	2,188.8	3,449.0
Equity securities	92.3	54.4	27.5
Real estate, mortgage loans and other assets	52.8	1.0	3.5
Increase in policy loans	(8.5)	(4.0)	(0.7)
Net cash used in investing activities	(424.5)	(274.9)	(893.4)

Cash Flows from Financing Activities:
Fixed annuity receipts	854.4	686.2	788.2
Annuity surrenders, benefits and withdrawals	(936.1)	(729.8)	(572.0)
Net transfers from variable annuity assets	11.4	1.4	1.0
Additions to notes payable	15.0	83.5	116.7
Reductions of notes payable	(15.2)	(0.2)	(156.8)
Issuance of Common Stock	2.1	1.7	63.0
Retirement of Common Stock	(2.5)	(0.9)	-
Issuance of trust preferred securities	-	-	19.4
Repurchase of trust preferred securities	(22.6)	(93.5)	(8.0)
Cash dividends paid	(4.7)	(4.7)	(4.7)
Net cash provided by (used in) financing activities	(98.2)	(56.3)	246.8

Net increase (decrease) in cash and short-term investments	(15.9)	6.2	(238.2)
Beginning cash and short-term investments	170.2	164.0	402.2
Ending cash and short-term investments	$154.3	$ 170.2	$ 164.0

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES
A. Description of the Company	K. Stockholders' Equity
B. Summary of Significant Accounting Policies	L. Income Taxes
C. Discontinued Operations	M. Leases
D. Acquisitions	N. Contingencies
E. Segments of Operations	O. Statutory Information
F. Investments	P. Additional Information
G. Goodwill	Q. Quarterly Financial Data
H. Unamortized Insurance Acquisition Costs	(Unaudited)
I. Notes Payable	R. Subsequent Event (Unaudited)
J. Payable to Subsidiary Trusts

A.  DESCRIPTION OF THE COMPANY

Great American Financial Resources, Inc. ("GAFRI" or "the Company"), through its subsidiaries, markets fixed and variable annuities, and various forms of supplemental insurance through independent agents.

American Financial Group, Inc. ("AFG") and its subsidiaries owned 82% of GAFRI's Common Stock at December 31, 2005.

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

Investments  Fixed maturity securities and equity securities classified as "available-for-sale" are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Fixed maturity securities classified as "trading" are reported at fair value with changes in unrealized gains or losses during the period included in investment income. Short-term investments are carried at cost; mortgage loans on real estate are carried at the unpaid principal balance adjusted for any unamortized premium or discounts; and policy loans are carried at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations.

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

Goodwill  Goodwill represents the excess of cost of subsidiaries over GAFRI's equity in their underlying net assets. Goodwill is not amortized, but is subject to an impairment test at least annually.

Reinsurance  In the normal course of business, GAFRI's insurance subsidiaries cede business to other companies under various reinsurance agreements to diversify risk and limit maximum exposure. These transactions may also provide a source of additional capital and liquidity. GAFRI remains obligated for amounts ceded in the event that the reinsurers do not meet their obligations. GAFRI reviews the financial condition of its reinsurers and monitors the amount of reinsurance it has with each company.

Under certain of these agreements, GAFRI's insurance subsidiaries cede life insurance policies to a third party on a funds withheld basis whereby GAFRI retains the assets (securities) associated with the reinsurance contracts. Interest is credited to the reinsurer based on the actual investment performance of the retained assets. Effective October 1, 2003, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133 Implementation Issue B36 ("B36"). Under B36, these reinsurance contracts are considered to contain embedded derivatives (that must be adjusted to fair value) because the yield on the payables is based on specific blocks of the ceding companies' assets, rather than the overall creditworthiness of the ceding company. GAFRI determined that a change in the fair value of the underlying portfolios of fixed maturity securities is an appropriate measure of the value of the embedded derivative. As permitted under B36, the Company reclassified the securities related to these transactions from "available-for-sale" to "trading." The $16.1 million cumulative effect of adjusting to fair value the derivatives embedded in the payables at October 1, 2003, was offset by the initial effect of transferring the related securities from available-for-sale to trading. The mark to market on the embedded derivatives offsets the investment income recorded on the adjustment to fair value of the related trading portfolios.

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

As a result of the 2004 implementation of Statement of Position ("SOP") 03-1, reserves for two-tier annuities (annuities with different stated account values depending on whether a policyholder annuitizes, dies or surrenders) are recorded at the lower-tier value plus additional reserves for (i) accrued persistency and premium bonuses; and (ii) excess benefits expected to be paid on future deaths and annuitizations ("EDAR") that require payment of the upper-tier value. The liability for EDAR is accrued for and modified using assumptions consistent with those used in determining DPAC and DPAC amortization, except that accruals are in relation to the present value of total expected assessments. Total expected assessments consist principally of estimated future investment margin, surrender, mortality, and other life and variable annuity policy charges, and unearned revenues once they are recognized as income.

Reserves for traditional single-tier fixed annuities are generally recorded at the stated annuitization value. Reserves for indexed annuities are recorded at a value reflecting the fixed guarantees in the product plus the fair value of the equity participation in the contract.

Unearned Revenue  Policy charges that represent fees for future services are deferred as unearned revenue and recognized as income using the same assumptions and estimated gross profits used to amortize DPAC.

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

Variable Annuity Assets and Liabilities  Separate accounts related to variable annuities represent the fair value of deposits invested in underlying investment funds on which GAFRI earns a fee. Investment funds are selected and may be changed only by the policyholder, who retains investment risk.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

GAFRI's variable annuity contracts contain a guaranteed minimum death benefit ("GMDB") to be paid if the policyholder dies before the annuity payout period commences. In periods of declining equity markets, the GMDB may exceed the value of the policyholder's account. A GMDB liability is established for future excess death benefits using assumptions together with a range of reasonably possible scenarios for investment fund performance that are consistent with DPAC capitalization and amortization assumptions.

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

Payable to Subsidiary Trusts (Issuers of Preferred Securities)  Under revised FASB Interpretation ("FIN") No. 46, GAFRI deconsolidated two wholly-owned subsidiary trusts (formed prior to 2003) because they are variable interest entities in which GAFRI is not considered to be the primary beneficiary. These subsidiary trusts were formed to issue preferred securities and, in turn, purchase a like amount of subordinated debt from their parent company, which provides interest and principal payments to fund the respective trust obligations. Accordingly, the subordinated debt due to the trusts is shown as a liability in the Balance Sheet. Implementation of FIN 46 with respect to the preferred securities had no effect on earnings.

Income Taxes  Until December 31, 2005, GAFRI and its subsidiaries had separate tax allocation agreements with American Financial Group ("AFG") that designated how tax payments were to be shared by members of the tax group. In general, companies computed taxes on a separate return basis without regard to temporary differences. Payments to AFG by GAFRI's insurance subsidiaries were made on a statutory accounting basis.

Under a new tax agreement with AFG that became effective in 2006, GAFRI and its subsidiaries will generally pay or recover taxes on a separate company tax return basis. The tax allocation agreements with AFG have not impacted the recognition of income tax expense and income tax payable in GAFRI's financial statements. If the AFG tax group utilizes any of GAFRI's net operating losses or deductions that originated prior to GAFRI's entering AFG's consolidated tax group, AFG will pay to GAFRI an amount equal to the benefit received.

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

Stock-Based Compensation  As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," GAFRI accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under GAFRI's employee and director stock option plans, options are granted at exercise prices equal to the fair value of the shares at the date of grant. No compensation expense has been recognized for employee and director stock option grants.

The following table illustrates the effect on net income (in millions) and earnings per share had compensation cost been recognized and determined based on the fair values at grant dates consistent with the method prescribed by SFAS No. 123. See Note K "Stockholders' Equity" for further information on stock options.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For SFAS No. 123 purposes, the "fair value" of $5.28 per option granted in 2005, $4.63 in 2004 and $4.80 in 2003 was calculated using the Black-Scholes option pricing model and the following assumptions: dividend yield of less than 1%; expected volatility of 20% for 2005, 2004 and 2003; risk-free interest rate of 4% for 2005 and 2004 and 3% for 2003; and expected option life of 7.5 years. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value."

	2005	2004	2003
Net income, as reported	$69.9	$101.8	$49.7
Pro forma stock option expense, net of tax	(2.2)	(2.3)	(2.5)

Adjusted net income	$67.7	$ 99.5	$47.2

Earnings per share (as reported):
Basic	$1.48	$2.16	$1.14
Diluted	$1.47	$2.15	$1.13

Earning per share (adjusted):
Basic	$1.44	$2.11	$1.08
Diluted	$1.42	$2.10	$1.08

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payments." SFAS No. 123(R) revises SFAS No. 123 and eliminates the use of the intrinsic value method prescribed by APB 25. Under SFAS No. 123(R), companies must recognize compensation expense for all new share-based awards (including employee stock options), and the non-vested portions of prior awards, based on their fair value at the date of grant. GAFRI will implement the new standard on January 1, 2006 on a modified prospective basis. After that date, all share-based grants will be recognized as compensation expense over the vesting period. GAFRI intends to use the Black-Scholes pricing model to measure the fair value of stock options. Had GAFRI adopted SFAS No. 123(R) in prior periods, the impact on net earnings and earnings per share would have been similar to the proforma amounts discussed above.

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

Earnings Per Share  Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: 2005 - 0.5 million shares, 2004 - 0.2 million shares and 2003 - 0.1 million shares.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

C.  DISCONTINUED OPERATIONS

In January 2006, GAFRI sold Great American Life Assurance Company of Puerto Rico ("GA-PR") for $37.5 million in cash to Triple-S Management Corporation, also of Puerto Rico. In connection with the sale, a $7.5 million letter of credit was established to provide for potential liabilities. Prior to the sale, in December 2005, GA-PR reinsured approximately two-thirds of its in-force business with Triple-S for $60 million. During 2005, GA-PR paid dividends totaling $100 million to GAFRI.

GA-PR's results are reflected as discontinued for all periods presented in the Consolidated Income Statement; Balance Sheet amounts have not been reclassified. The carrying amount of the major classes of GA-PR's assets and liabilities and a summary of the discontinued operations follow (in millions):
Assets:	2005	2004	2003
Cash and investments	$207.7	$233.1	$208.9
Unamortized insurance acquisition costs ("DPAC")	21.8	75.7	69.7

Liabilities:
Insurance reserves	$181.0	$165.7	$153.7

Equity excluding unrealized gains	$ 39.4	$121.0	$107.9

Operations:
Premiums	$ 74.6	$ 70.7	$ 65.9
Investment income	11.5	11.2	10.8
Realized gains	4.7	0.3	0.2

Pre-tax earnings	$ 13.1	$ 15.5	$ 12.7
Benefit (provision) for income taxes	6.5	(1.0)	(0.6)
Net earnings from discontinued operations	$ 19.6	$ 14.5	$ 12.1

The decrease in cash and investments in 2005 reflects the dividends paid by GA-PR to GAFRI. The decrease in DPAC in 2005 reflects the reinsurance transaction with Triple-S.

Included in net earnings from discontinued operations in 2005 is a deferred tax benefit of $5.0 million related to the excess of tax basis over financial reporting basis of GAFRI's investment in GA-PR common stock; also included are certain expenses attributable to the sale and a pre-tax charge of $2.0 million reflecting the difference between estimated sales price and GAFRI's financial reporting basis in GA-PR.

D.  ACQUISITION

In May 2004, GAFRI acquired the fixed annuity block of business of National Health Insurance Company ("NHIC"). See Note O. At the date of acquisition, the block consisted of approximately 33,000 policies with GAAP reserves of approximately $765 million.

E.  SEGMENTS OF OPERATIONS

GAFRI manages its business as four segments: (i) annuity operations; (ii) supplemental insurance; (iii) life operations; and (iv) corporate and other, which includes holding company assets and costs.

Revenue from GAFRI's annuity operations consist primarily of investment income as well as operating revenues from its real estate investments. GAFRI's annuity products are sold through independent agents primarily to employees of primary and secondary educational institutions and in the non-qualified markets. GAFRI is engaged in a variety of real estate operations including hotels and marinas.

GAFRI's supplemental insurance businesses (United Teacher Associates Insurance Company ("UTA") and Loyal American Life Insurance Company) primarily offer a variety of limited benefit policies to supplement primary health insurance and other insurance coverage. UTA and Loyal offer their products through independent agents.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Traditional term and universal life insurance products had been marketed through national marketing organizations. In the second quarter of 2004, GAFRI suspended new sales of these life insurance products due to inadequate volume and returns. The Company continues to service its in-force block of these policies.

"Corporate and other" consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company) and includes interest expense.

The following tables show (in millions) GAFRI's assets, revenues and operating profit by significant business segment.
Assets	2005	2004	2003
Fixed annuity operations	$ 8,972.4	$8,744.9	$7,590.6
Variable annuity operations	932.6	902.0	855.9
Real estate operations	118.3	108.8	79.4
Total annuity operations	10,023.3	9,755.7	8,525.9

Supplemental insurance operations	958.4	1,000.6	862.7
GA Life of Puerto Rico (discontinued operations)	237.9	317.0	288.6
Life operations	637.6	640.2	628.7
Corporate and other	64.8	8.5	3.2
Total assets per balance sheet	$11,922.0	$11,722.0	$10,309.1

Revenues
Fixed annuity operations	$ 493.0	$ 465.5	$ 440.8
Variable annuity operations	23.0	23.4	21.7
Real estate operations	78.5 (a)	51.0	43.3
Total annuity operations	594.5	539.9	505.8

Supplemental insurance operations	306.9	284.0	260.7
Life operations	76.4	77.9	77.2
Corporate and other	11.4	10.8	9.3
Total operating revenues	989.2	912.6	853.0

Realized gains (losses)	(1.1)	50.6	(9.4)
Total revenues per income statement	$ 988.1	$ 963.2	$ 843.6

Operating profit - pretax (b)
Fixed annuity operations	$ 73.2	$ 88.1	$ 76.9
Variable annuity operations	3.0	1.8	4.2
Real estate operations:
Gain on sale	16.5 (a)	-	-
Operating cash flow	20.1	15.1	13.7
Depreciation and other	(9.8)	(7.6)	(6.4)
Total annuity operations	103.0	97.4	88.4

Supplemental insurance operations	26.9	24.0	19.5
Corporate and other	(40.0)(c)	(33.2)	(30.8)
Life operations	(12.7)	(1.6)	(10.8)
Pretax earnings from operations	77.2	86.6	66.3

Realized gains (losses)	(1.1)	50.6	(9.4)
Total operating earnings before income taxes per income statement	$ 76.1	$ 137.2	$ 56.9

  Includes pre-tax gain on the sale of the Driskill Hotel. See Note F.
  2005 amounts include a $15.8 million charge to GAFRI's annuity operations related primarily to the low interest rate environment; 2005 amounts also include a $13.6 million charge to GAFRI's life operations related to an unexpected increase in mortality. 2003 amounts include a $15.2 million charge to GAFRI's annuity operations related to spread narrowing. See Item 7 - "Results of Operations."
  Includes pre-tax charge of $9.5 million related to environmental liabilities associated with the Company's former manufacturing operations. See Note N.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

F.  INVESTMENTS

Fixed maturity investments classified as available-for-sale at December 31, consisted of the following (in millions):
	2005				2004
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses
Fixed maturities:
United States Government and
government agencies and authorities	$ 287.8	$ 298.9	$ 13.0	($ 1.9)	$ 627.2	$ 640.3	$ 15.9	($ 2.8)
States, municipalities and
political subdivisions	209.0	215.6	6.8	(0.2)	215.7	226.3	11.1	(0.5)
Foreign governments	26.9	27.6	0.7	-	24.8	25.5	0.7	-
Banks, savings and credit institutions	1,356.9	1,381.0	28.7	(4.6)	1,302.8	1,364.7	62.0	(0.1)
Public utilities	803.3	826.2	24.5	(1.6)	742.5	785.1	44.6	(2.0)
Mortgage-backed securities	2,793.2	2,767.7	14.0	(39.5)	2,304.4	2,321.2	31.8	(15.0)
All other corporate	3,321.1	3,383.9	87.8	(25.0)	3,135.8	3,304.2	174.8	(6.4)
Redeemable preferred stocks	27.7	29.2	1.5	-	30.0	32.8	3.4	(0.6)
	$8,825.9	$8,930.1	$177.0	($72.8)	$8,383.2	$8,700.1	$344.3	($27.4)

The following table shows gross unrealized losses on fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31 (in millions).
	2005

	Twelve Months or Less			More than Twelve Months
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
Fixed maturities:
United States Government and
government agencies and authorities	($ 0.3)	$ 35.2	99%	($1.6)	$ 48.2	97%
States, municipalities and
political subdivisions	(0.2)	27.2	99	-	-	-
Banks, savings and credit institutions	(4.6)	366.0	99	*	1.0	100
Public utilities	(1.6)	138.4	99	-	-	-
Mortgage-backed securities	(31.9)	1,926.2	98	(7.6)	171.4	96
All other corporate	(18.7)	953.3	98	(6.3)	146.4	96
Redeemable preferred stock	-	-	-	-	-	-
	($57.3)	$3,446.3	98%	($15.5)	$367.0	96%
	2004

	Twelve Months or Less			More than Twelve Months
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
Fixed maturities:
United States Government and
government agencies and authorities	($ 1.6)	$ 344.7	100%	($1.2)	$ 37.4	97%
States, municipalities and
political subdivisions	*	7.1	100	(0.5)	13.8	97
Banks, savings and credit institutions	(0.1)	18.1	99	-	-	-
Public utilities	(1.6)	78.0	98	(0.4)	16.9	98
Mortgage-backed securities	(5.9)	539.8	99	(9.1)	234.2	96
All other corporate	(5.4)	321.9	98	(1.0)	32.8	97
Redeemable preferred stock	(0.6)	7.5	93	-	-	-
	($15.2)	$1,317.1	99%	($12.2)	$335.1	96%

* Less than $50 thousand.

At December 31, 2005, gross unrealized losses in the 2005 table above relate to 524 securities with no single unrealized loss in excess of $1.4 million. Investment grade securities (as determined by nationally recognized rating agencies) represented about 92% and 95% of the total unrealized loss and fair value, respectively. Of the mortgage-backed securities, more than 98% of the unrealized loss relates to AAA rated securities. Management believes that GAFRI will recover its cost basis in the securities having unrealized losses at December 31, 2005. GAFRI has the ability and intent to hold such securities until they fully recover to amortized cost or mature.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table below sets forth the scheduled maturities of GAFRI's fixed maturity investments as of December 31, 2005. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. The average maturity of GAFRI's fixed maturity investments was approximately eight years at December 31, 2005. Mortgage-backed securities had an average life of approximately seven and one-half years at December 31, 2005.
Maturity	Amortized Cost	Fair Value
		Amount	%
One year or less	$ 253.6	$ 258.1	3%
After one year through five years	1,132.0	1,174.2	13
After five years through ten years	3,603.8	3,654.9	41
After ten years	1,043.3	1,075.2	12
	6,032.7	6,162.4	69
Mortgage-backed securities	2,793.2	2,767.7	31
	$8,825.9	$8,930.1	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

At December 31, 2005, GAFRI had no single investment in excess of 10% of stockholders' equity except for certain investments guaranteed by the U.S. Government or government agencies.

Realized gains (losses) and changes in unrealized appreciation (depreciation) on fixed maturity, equity security and other investments are summarized as follows (in millions):
	Fixed	Equity		Tax
	Maturities	Securities	Other(a)	Effects	Total
2005
Realized
Gross gains on sales	$21.2	$16.1	$2.8	($14.0)	$26.1
Gross losses on sales	(20.4)	(2.1)	-	7.9	(14.6)
Impairments	(16.8)	(0.1)	-	5.9	(11.0)
Total realized	($16.0)	$13.9	$2.8	($ 0.2)	$ 0.5

Change in unrealized	($212.7)	($19.4)	-	$80.0	($152.1)

2004
Realized
Gross gains on sales	$34.7	$51.3	$1.8	($30.7)	$57.1
Gross losses on sales	(16.8)	(0.4)	(1.3)	6.5	(12.0)
Impairments	(12.5)	(0.9)	-	4.7	(8.7)
Total realized	$ 5.4	$50.0	$0.5	($19.5)	$36.4

Change in unrealized	$40.0	($12.4)	-	($ 9.3)	$18.3

2003
Realized
Gross gains on sales	$58.5	$ 6.1	$1.7	($23.2)	$43.1
Gross losses on sales	(33.9)	(0.4)	-	12.0	(22.3)
Impairments	(41.4)	-	-	14.5	(26.9)
Total realized	($16.8)	$ 5.7	$1.7	$ 3.3	($ 6.1)

Change in unrealized	($10.1)	$11.0	-	($ 0.4)	$ 0.5

(a) Includes adjustments to reflect the impact of realized gains and losses on the amortization of DPAC.

Impairment charges in 2003 reflect higher corporate defaults in the marketplace relative to 2004 and 2005.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unrealized Gains on Marketable Securities, Net  In addition to adjusting securities considered available-for-sale to fair value, SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that certain other balance sheet amounts be adjusted to the extent that unrealized gains and losses from securities would result in adjustments had these gains or losses actually been realized. The components of the Consolidated Balance Sheet caption "Unrealized gains on marketable securities, net" in stockholders' equity are summarized as follows (in millions):

	Unadjusted		Adjusted
	Asset	Effect of	Asset
	(Liability)	SFAS 115	(Liability)
2005
Fixed maturities	$8,825.9	$104.2	$8,930.1
Equity securities	185.7	5.7	191.4
Unamortized insurance acquisition costs	853.2	(17.3)	835.9
Annuity benefits accumulated	(8,415.8)	(1.5)	(8,417.3)
Unearned revenue	(119.3)	1.1	(118.2)
Deferred taxes on unrealized gains	-	(31.0)	(31.0)

Unrealized gains		$ 61.2

2004
Fixed maturities	$8,383.2	$316.9	$8,700.1
Equity securities	134.1	25.1	159.2
Unamortized insurance acquisition costs	900.7	(59.5)	841.2
Annuity benefits accumulated	(8,129.4)	(2.7)	(8,132.1)
Unearned revenue	(120.4)	10.0	(110.4)
Deferred taxes on unrealized gains	-	(98.9)	(98.9)

Unrealized gains		$190.9

Real Estate  A portion of GAFRI's investment portfolio has historically been comprised of certain real estate investments. These real estate investments are generally acquired with the intention of owning and operating them for a long-term holding period. The table below summarizes the real estate investments in GAFRI's portfolio at December 31, 2005.

Property	Description
Chatham Bars Inn - Chatham, MA	Resort Hotel

Sailfish Marina - Palm Beach Shores, FL	Marina, Hotel and Restaurant

Mountain View Grand - Whitefield, NH (65% owned)*	Resort Hotel

Charleston Harbor Resort - Charleston, SC (50% owned)*	Marina and Hotel

Bay Bridge Marina - Chesapeake Bay, MD (65% owned)*	Marina

Skipjack Marina - Georgetown, MD	Marina

Undeveloped land - Mount Dora, FL	4.3 Acres

Undeveloped land - Mason, OH	6.1 Acres

* The remaining interests in these properties are owned by a subsidiary of AFG.

In total, these real estate investments had a carrying value at December 31, 2005 of approximately $118 million (net of $27 million of accumulated depreciation) and operating cash flows of approximately $15.8 million in 2005. At December 31, 2004, real estate investments had a carrying value of approximately $109 million (net of $36 million of accumulated depreciation) and operating cash flows of approximately $15.1 million in 2004.

In October 2005, GAFRI completed the sale of the Driskill Hotel in Austin, Texas. Included in other income in 2005 is a gain of approximately $16.5 million after sale expenses, profit sharing payments, and after a write-off of $11.0 million of DPAC associated with the gain.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Real estate results of operations and any gain or loss upon sale are included in GAFRI's operating earnings. From time-to-time, GAFRI may decide to sell or market for sale selected real estate investments. These decisions are based on factors impacting the operations and value of specific properties or real estate investments in general. No assurance can be given as to the outcome of any marketing of these investments, including the sales price. GAFRI may decide to purchase and/or sell additional real estate investments in the future.

Major categories of net investment income were as follows (in millions):
	2005	2004	2003
Fixed maturities*	$556.9	$521.0	$503.3
Other	6.0	5.9	2.5
Total investment income	562.9	526.9	505.8
Investment expenses	(5.7)	(3.2)	(5.7)
Net investment income	$557.2	$523.7	$500.1
_______________
* Includes income on fixed maturities, mortgage loans, policy loans and short-term investments.

GAFRI's investment portfolio is managed by a subsidiary of AFG. Investment expenses included investment management charges from this subsidiary amounting to $4.9 million in 2005, $3.9 million in 2004 and $4.4 million in 2003.

G.  GOODWILL

In 2004, GAFRI recorded a goodwill impairment charge of $4.0 million related to an insurance agency subsidiary in the fixed annuity segment. A review for impairment was prompted by a decrease in estimated future earnings from this agency, based on a reduction in forecasted revenues. Fair value of the agency was estimated using the present value of expected future cash flows.

In the fourth quarter of 2005, GAFRI conducted its annual impairment testing, which resulted in no additional charge.

Changes in the carrying value of goodwill during 2004 and 2005, by reporting segment, are presented in the following table (in millions):
	Fixed Annuity	Supplemental Insurance	Total
Balance at December 31, 2003	$13.7	$4.4	$18.1
Goodwill impairment in 2004	(4.0)(a)	-	(4.0)
Other	(0.1)	-	(0.1)
Balance at December 31, 2004	9.6	4.4	14.0

Additional goodwill	1.0 (b)	-	1.0
Balance at December 31, 2005	$10.6	$4.4	$15.0

  Relates to insurance agency subsidiary.
  Subsidiary purchase accounting adjustment.

H.  UNAMORTIZED INSURANCE ACQUISITION COSTS

Unamortized insurance acquisition costs consisted of the following at December 31, (in millions):
	2005	2004
Deferred policy acquisition costs ("DPAC")	$726.1	$764.4
Policyholder sales inducements	73.0	63.6
Unrealized DPAC adjustment	(17.3)	(59.5)
Present value of future profits acquired ("PVFP")	54.1	72.7
	$835.9	$841.2

The decrease in DPAC reflects a reinsurance transaction entered into by GA-PR (see Note C). The unrealized DPAC adjustment reflects the change in DPAC assuming the unrealized gains on securities had actually been realized (see Note B).

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During 2005 and 2004, the Company capitalized $18.7 million and $9.6 million relating to sales inducements offered to annuity policyholders and amortized $9.3 million and $7.7 million, respectively.

A progression of GAFRI's present value of future profits acquired is as follows (in millions):
	2005	2004	2003
Beginning PVFP balance	$ 72.7	$ 57.9	$ 66.8
Additions	0.8	22.2	-
Reduction due to reinsurance	(9.9)	-	-
Interest accrued	4.5	4.3	4.7
Amortization	(13.8)	(11.7)	(13.2)
Other	(0.2)	-	(0.4)
Ending PVFP Balance	$ 54.1	$ 72.7	$ 57.9

PVFP gross (original) carrying amount	$136.6	$145.9	$123.7
Accumulated amortization, net of interest accrued	(82.5)	(73.2)	(65.8)
Total PVFP	$ 54.1	$ 72.7	$ 57.9

The interest accrual rates used for PVFP range from 4% to 7%. During each of the next five years, the PVFP is expected to decrease at a rate of approximately one-sixth of the balance at the beginning of each respective year.

I.  NOTES PAYABLE

Notes payable consisted of the following at December 31 (in millions):
	2005	2004
Direct obligations of GAFRI	$ 1.0	$ 1.2
Obligations of AAG Holding (guaranteed by GAFRI):
7-1/2% Senior Debentures due 2033 (issued in 2003)	112.5	112.5
6-7/8% Senior Notes due 2008	100.0	100.0
7-1/4% Senior Debentures due 2034 (issued in 2004)	86.3	86.3
Total	$299.8	$300.0

To achieve its desired balance between fixed and variable rate debt, GAFRI entered into interest rate swaps, which effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9% (effective rate of approximately 7.4% and 5.4% at December 31, 2005 and 2004, respectively).

In February 2006, GAFRI repurchased $51.5 million principal amount of its 6-7/8% Senior Notes for $53.4 million. In connection with the repurchase, GAFRI paid $1.5 million to effectively cancel (settle) the portion of the interest rate swap that covered the repurchased debt.

In August 2004, AAG Holding replaced its existing bank credit agreement with a $150 million unsecured, four-year credit facility. In April 2005, this credit facility was increased to $165 million. Amounts borrowed will bear interest at rates ranging from 1% to 2% over LIBOR based on GAFRI's credit rating. Loans under this agreement will mature on August 28, 2008 (or February 26, 2008, if the Company's senior notes have not been effectively retired). No bank borrowings were outstanding at December 31, 2005. GAFRI's interest rate on bank borrowings would have been 5.9% at December 31, 2005. GAFRI is in compliance with all of its debt covenants.

In January 2004, the Company issued $86.3 million of 7-1/4%, 30-year Senior Debentures, using the proceeds to redeem all of its $65.0 million principal amount of its 9-1/4% trust preferred securities at face value and to repurchase a portion of its outstanding 8-7/8% preferred securities.

At December 31, 2005, GAFRI had virtually no scheduled principal payments on debt for the next five years other than AAG Holding's Senior Notes due in 2008.

Cash interest payments, net of swap interest received, were $21.4 million, $18.5 million, and $10.6 million in 2005, 2004 and 2003, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

J.  PAYABLE TO SUBSIDIARY TRUSTS

The preferred securities supported by the payable to subsidiary trusts consisted of the following:

Date of Issuance	Issue (Maturity Date)	Amount Outstanding		Optional Redemption Dates
		12/31/05	12/31/04
March 1997	8-7/8% Pfd (2027)	$21,960,000	$42,800,000	On or after 3/1/2007
May 2003	7.35% Pfd (2033)	20,000,000	20,000,000	On or after 5/15/2008

In the fourth quarter of 2005, GAFRI repurchased $20.8 million of its 8-7/8% preferred securities for $22.6 million in cash, recognizing a pre-tax charge of $1.8 million.

In 2004, GAFRI redeemed all $65 million of its 9-1/4% trust preferred securities at face value and repurchased $27.2 million of its 8-7/8% preferred securities for $28.5 million in cash, recognizing a pretax charge of $1.3 million.

Cash payments with respect to the preferred securities were $5.3 million, $8.9 million and $13.7 million in 2005, 2004 and 2003, respectively.

K.  STOCKHOLDERS' EQUITY

GAFRI's dividend paying capability is limited by certain customary debt covenants to amounts based on cumulative earnings and losses, debt ratios and other items.

The change in net unrealized gains on marketable securities included the following (in millions):
	2005			2004			2003
	Pretax	Taxes	Net	Pretax	Taxes	Net	Pretax	Taxes	Net
Unrealized holding gains (losses) on securities arising during the period	($192.2)	$68.3	($123.9)	$97.5	($33.7)	$63.8	($20.0)	$ 6.9	($13.1)
Transfer to trading securities	-	-	-	-	-	-	(16.1)	5.6	(10.5)
Realized (gains) losses on securities:
Continuing operations	(0.7)	0.2	(0.5)	(54.2)	19.0	(35.2)	9.9	(3.4)	6.5
Discontinued operations	(4.7)	(0.6)	(5.3)	(0.3)	-	(0.3)	(0.3)	-	(0.3)
Change in net unrealized gains (losses) on marketable securities	($197.6)	$67.9	($129.7)	$43.0	($14.7)	$28.3	($26.5)	$ 9.1	($17.4)

In September 2003, GAFRI raised approximately $60 million through the sale of 4.3 million common shares in a rights offering. In the offering, AFG purchased 3.5 million shares and Carl H. Lindner, the Company's Chairman of the Board, purchased 0.4 million shares.

At December 31, 2005, there were 6.8 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans. Under these plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. Options generally expire ten years after the date of grant. In 2005, 722,962 shares of common stock were issued upon the exercise of stock options. In connection with certain of these exercises, 381,290 shares were delivered as payment of the exercise price and these shares were retired. Also during 2005, GAFRI repurchased 151,100 shares of its common stock on the open market for $2.5 million in cash.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table below summarizes data for GAFRI's Stock Option Plans:

	2005		2004		2003
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding at beginning of year	3,657,017	$16.51	3,464,516	$16.80	3,353,734	$17.10
Granted	444,000	$16.45	628,576	$15.72	490,838	$13.96
Forfeited	(46,300)	$16.36	(314,550)	$19.16	(228,100)	$17.33
Exercised	(722,962)	$13.68	(121,525)	$14.07	(151,956)	$13.45

Outstanding at end of year	3,331,755	$17.11	3,657,017	$16.51	3,464,516	$16.80

Options exercisable at year-end	1,996,545	$17.93	2,294,189	$16.99	2,235,947	$17.24

Options available for grant at year-end	3,492,154		3,554,978		1,583,123

No compensation cost has been recognized for employee stock option grants. For information about the SFAS No. 123 "fair value" of options granted, see Note B - "Accounting Policies - Stock-Based Compensation." GAFRI realizes a tax benefit upon the disqualifying dispositions of incentive stock options based on the difference between the market value of the common stock and the option exercise price on the date the options are exercised and sold. The benefit amounted to $0.4 million in 2005 and was credited to capital surplus.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Shares	Average Exercise Price	Average Remaining Life	Shares	Average Exercise Price
$13.25 - $15.00	827,539	$14.12	5.0 years	594,290	$14.32
$15.01 - $18.00	1,817,052	$16.70	7.4 years	719,132	$17.22
$18.01 - $21.00	87,460	$18.79	5.4 years	83,419	$18.79
$21.01 - $24.25	599,704	$22.25	2.7 years	599,704	$22.25

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

L.  INCOME TAXES

The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Consolidated Income Statement (in millions).
	2005	2004	2003

Earnings before income taxes:
Continuing operations	$76.1	$137.2	$56.9*
Discontinued foreign operation	13.1	15.5	12.7
Cumulative effect of accounting change	-	(3.4)	-
Earnings before income taxes	$89.2	$149.3	$69.6

Tax computed at statutory rate	$31.2	$ 52.3	$24.4

Effect of:
Discontinued foreign operations	(12.3)	(4.5)	(4.5)
Other, net	0.4	(0.3)	-
Total provision (all current)	19.3	47.5	19.9

Amounts applicable to discontinued operations	6.5	(1.0)	(0.6)
Amounts applicable to accounting change	-	1.2	-
Provision for income tax as shown in
Consolidated Income Statement	$25.8	$47.7	$19.3

* Includes $0.5 million of income related to a foreign subsidiary in India owned by GAFRI;   this business was sold in 2003.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The significant components of deferred tax assets and liabilities, excluding the effects of unrealized gains and losses on marketable securities, included in the Consolidated Balance Sheet were as follows (in millions):

	December 31,
	2005	2004
Deferred tax assets:
Net operating/capital loss carryforwards	$ 1.6	$ 6.8
Investment securities	26.2	24.2
Policyholder liabilities	73.5	72.3
Unearned revenue	41.8	42.1
Other	23.0	15.9

Deferred tax liabilities:
Unamortized insurance acquisition costs	(248.6)	(251.7)

At December 31, 2005, GAFRI had net operating loss carryforwards for federal income tax purposes of approximately $1.1 million, which are scheduled to expire primarily in 2006. In addition, GAFRI had net capital loss carryforwards for federal income tax purposes of approximately $3.3 million, which are scheduled to expire in 2008.

Cash tax allocation payments to AFG were $24 million, $18 million and $5 million in 2005, 2004 and 2003, respectively.

The American Jobs Creation Act of 2004 ("American Jobs Creation Act") allowed a deduction of 85% of repatriated qualified foreign earnings received as dividends in 2005. GAFRI's subsidiaries paid dividends of $91.5 million that qualified for this special tax treatment. As a result of deferred taxes previously accrued on these earnings, GAFRI only had to record additional income tax expense of $0.8 million in 2005 as a result of the payments of these dividends.

M.  LEASES

Future minimum lease payments, net of sublease revenues, under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2005 are payable as follows: 2006 - $2.3 million; 2007 - $2.4 million; 2008 - $2.4 million; 2009 - $2.4 million; 2010 - $2.5 million; 2011 and beyond- $2.6 million. In addition, GAFRI has land leases with 5 years and 91 years remaining at two of its real estate properties. Minimum lease payments under these leases are expected to be approximately $170,000 in 2006 and are adjusted annually for inflation.

Rental expense for operating leases, net of sublease revenues, was $5.2 million, $7.4 million and $7.0 million in 2005, 2004 and 2003, respectively.

N.  CONTINGENCIES

The Company's balance sheet includes a liability of approximately $15 million at December 31, 2005 and $6.6 million at December 31, 2004 for the estimated future costs of environmental clean-up activities at certain sites from the Company's former manufacturing operations as well as third-party sites. The Company performs an in-depth review of this reserve on an annual basis as well as more limited reviews on a quarterly basis. For the annual review, the Company receives written reports from consultants responsible for each of the sites, which provide a range of estimated future costs. These estimates are then used to arrive at the total estimated future costs. On a quarterly basis, Company personnel review information on each of the involved sites to determine whether any events have occurred that have caused information on the estimated future costs to be materially different than those estimated at the prior year-end. Variances can be caused by changes in the extent of the environmental problem or the costs of remediation. From year-to-year, estimates of future costs have varied as more complete knowledge of the extent of clean-up costs have been obtained.

The Company's results of operations included charges to increase environmental reserves by $9.5 million in 2005, $2.0 million in 2004 and $2.5 million in 2003.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal and state laws and regulations, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, impose liability on the Company, as the successor to Sprague Technologies, Inc., for the investigation and clean-up of hazardous substances disposed of or spilled by its former manufacturing operations at facilities still owned by the Company, and facilities transferred in connection with the sales of certain operations, as well as at disposal sites operated by third parties. In addition, the Company has indemnified the purchasers of its former operations for the cost of such activities. At several sites, the Company is conducting clean-up activities of soil and ground water contamination in accordance with consent agreements between the Company and state environmental agencies. At one site, the Company is performing a remedial investigation feasibility study under an administrative order by consent with federal regulators. The Company has also conducted or is aware of investigations at a number of other locations of its former operations that have disclosed environmental contamination that could cause the Company to incur additional investigative, remedial and legal costs. The Company has also been identified by state and federal regulators as a potentially responsible party at a number of other disposal sites.

At December 31, 2005, based on prior costs and discussion with independent environmental consultants, the Company believes the range of aggregate costs for environmental work at all sites for which it has responsibility is as follows:

	Low Estimate	High Estimate
2006-2010	$5.9	$18.1
2011-2015	2.2	14.6
Thereafter	1.5	12.5
Total	$9.6	$45.2

Based on the consultants' information, the most likely future pre-tax remediation costs related to these manufacturing operations are estimated to be approximately $15 million. A significant portion of the known costs are associated with long-term remediation and monitoring. Management believes that reserves recorded are sufficient in all material respects to satisfy the known liabilities and that the ultimate cost will not, individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of GAFRI. However, the regulatory standards for clean-up are continually evolving and may impose more stringent requirements. In addition, many of the environmental investigations at the Company's former operating locations and third-party sites are still preliminary and, where clean-up plans have been proposed, they have not yet received full approval from the relevant regulatory agencies. Further, the presence of Company-generated wastes at third-party disposal sites exposes the Company to joint and several liability for the potential additional costs of cleaning up wastes generated by others. Accordingly, there can be no assurance that the costs of environmental clean-up for the Company may not be significantly higher in future years, possibly necessitating additional charges.

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

O.  STATUTORY INFORMATION; RESTRICTIONS ON TRANSFERS OF FUNDS AND ASSETS OF

     SUBSIDIARIES

Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):
	2005	2004	2003

Capital and surplus	$638.0	$577.9	$515.4
Asset valuation reserve	84.6	69.9	52.5
Interest maintenance reserve	10.1	19.0	21.5

Pretax income from operations	$149.8	$ 90.5	$ 84.5
Net income	147.8	81.0	56.5

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Dividends that can be paid by GAFRI's insurance subsidiaries without prior approval of regulatory authorities are subject to restrictions relating to capital and surplus and statutory net income. Based on these restrictions, GALIC may pay dividends of $148 million in 2006 without prior approval. In 2005, GALIC paid $15 million in dividends. In addition, GAFRI's discontinued subsidiary (GA-PR) paid $100 million in dividends to GAFRI in 2005. Also in 2005, GAFRI made a $15 million capital contribution to GALIC.

For statutory purposes, the acquisition of the fixed annuity block of business of NHIC was recorded on April 1, 2004 as a reinsurance transaction under which NHIC paid GAFRI a negative ceding commission of $38 million to assume the block of business.

Securities owned by insurance subsidiaries having a carrying value of $40 million at December 31, 2005 were on deposit as required by regulatory authorities.

P.  ADDITIONAL INFORMATION

Related Party Transactions  In order to take advantage of operational efficiencies, GAFRI shares certain information technology services with AFG. GAFRI paid approximately $3 million, $2 million and $3 million in 2005, 2004 and 2003, respectively, to AFG for these services.

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

Fair Value of Financial Instruments The following table shows the carrying value and estimated fair value of GAFRI's financial instruments at December 31 (in millions):

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets
Fixed maturity investments	$9,202.0	$9,202.0	$8,992.3	$8,992.3
Equity securities	191.4	191.4	159.2	159.2

Liabilities
Annuity benefits accumulated	$8,417.3	$8,059.8	$8,132.1	$7,808.9
Notes payable	299.8	305.5	300.0	314.1
Payable to subsidiary trusts	42.0	44.5	62.8	67.1

Stockholders' equity	$1,006.7	$ 937.6	$1,069.1	$ 817.5

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

Fixed Annuities  At December 31, 2005, GAFRI had a liability for EDAR of $175 million to cover the excess benefits above the lower-tier value. The net amount at risk associated with these benefits was approximately $460 million and the weighted average attained age of contract holders was 63 years old. During 2005, GAFRI expensed $14.6 million for excess death and annuitization benefits, which is included in "Annuity benefits" on the Consolidated Income Statement and paid $16.6 million associated with those benefits.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Variable Annuities  At December 31, 2005, the aggregate guaranteed minimum death benefit value (assuming every variable annuity policyholder died on those dates) exceeded the fair value of the underlying variable annuities by $83 million, compared to $106 million at December 31, 2004. This benefit is on all of GAFRI's variable annuity policies. Death benefits paid in excess of the variable annuity account balances were $0.8 million, $1.3 million and $1.2 million for 2005, 2004 and 2003, respectively.

Accident and Health Reserves  The following table provides an analysis of changes in the liability for unpaid claims included in GAFRI's accident and health reserves over the past three years on a GAAP basis (in millions):

	2005	2004	2003

Balance at beginning of period	$ 77.1	$ 87.6	$ 88.7
Provision for benefits occurring in
the current year	165.9	151.1	137.3
Net decrease in provision
for benefits of prior years(a)	(5.1)	(9.2)	(6.5)
Total benefits incurred	160.8	141.9	130.8

Payments for losses of:
Current year	(116.3)	(113.7)	(92.5)
Prior years	(35.5)	(38.7)	(39.4)
Total payments	(151.8)	(152.4)	(131.9)

Gross unpaid accident and health claims
included in life, accident and health
reserves in the Balance Sheet	$ 86.1	$ 77.1	$ 87.6

  The decrease in provision for benefits of prior years is primarily due to better claims development than anticipated.

Reinsurance  The Company has reinsured approximately $23 billion and $26 billion in face amount of life insurance, excluding GA-PR, as of December 31, 2005 and 2004, respectively. Life premiums ceded, excluding GA-PR, were $68 million, $86 million and $85 million for 2005, 2004 and 2003, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Information  GAFRI has guaranteed all of the outstanding debt of AAG Holding and the preferred securities of the Trusts. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	ALL OTHER	CONS
DECEMBER 31, 2005	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 64.6	$ 0.3	$ 9,898.2	$ -	$ 9,963.1
Investment in subsidiaries	894.2	1,312.8	24.8	(2,231.8)	-
Notes receivable from subs	104.3	-	-	(104.3)	-
Unamortized insurance acquisition costs	-	-	835.9	-	835.9
Other assets	23.4	7.3	405.1	43.7	479.5
Variable annuity assets (separate accounts)	-	-	643.5	-	643.5
	$1,086.5	$1,320.4	$11,807.5	($2,292.4)	$11,922.0

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ 9,628.4	($ 4.9)	$ 9,623.5
Notes payable to GAFRI	-	102.4	1.9	(104.3)	-
Other notes payable	1.0	298.8	-	-	299.8
Payable to subsidiary trusts	-	97.9	-	(55.9)	42.0
Other liabilities	78.8	7.6	222.9	(2.8)	306.5
Variable annuity liabilities (separate accounts)	-	-	643.5	-	643.5
	79.8	506.7	10,496.7	(167.9)	10,915.3

Total stockholders' equity	1,006.7	813.7	1,310.8	(2,124.5)	1,006.7
	$1,086.5	$1,320.4	$11,807.5	($2,292.4)	$11,922.0

DECEMBER 31, 2004

Assets
Cash and investments	$ 1.0	$ -	$ 9,702.2	($ 0.1)	$ 9,703.1
Investment in subsidiaries	1,020.2	1,354.4	11.0	(2,385.6)	-
Notes receivable from subs	104.3	-	-	(104.3)	-
Unamortized insurance acquisition costs	-	-	841.2	-	841.2
Other assets	18.5	8.5	490.4	40.3	557.7
Variable annuity assets (separate accounts)	-	-	620.0	-	620.0
	$1,144.0	$1,362.9	$11,664.8	($2,449.7)	$11,722.0

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ 9,269.8	($ 5.3)	$ 9,264.5
Notes payable to GAFRI	-	102.4	1.9	(104.3)	-
Other notes payable	1.2	298.8	-	-	300.0
Payable to subsidiary trusts	-	97.9	-	(35.1)	62.8
Other liabilities	73.7	5.1	331.0	(4.2)	405.6
Variable annuity liabilities (separate accounts)	-	-	620.0	-	620.0
	74.9	504.2	10,222.7	(148.9)	10,652.9

Total stockholders' equity	1,069.1	858.7	1,442.1	(2,300.8)	1,069.1
	$1,144.0	$1,362.9	$11,664.8	($2,449.7)	$11,722.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

YEAR ENDED		AAG	ALL OTHER	CONS
DECEMBER 31, 2005	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$296.4	$ -	$296.4
Net investment income and other revenue	20.5	0.2	687.5	(16.5)	691.7
Equity in earnings of subsidiaries	73.6	124.4	-	(198.0)	-
	94.1	124.6	983.9	(214.5)	988.1

Costs and Expenses:
Insurance benefits and expenses	-	-	721.5	-	721.5
Other interest and debt expenses	0.1	41.4	-	(13.1)	28.4
Other expenses	17.9	6.5	137.7	-	162.1
	18.0	47.9	859.2	(13.1)	912.0

Earnings before income taxes	76.1	76.7	124.7	(201.4)	76.1
Provision for income taxes	25.8	26.1	42.8	(68.9)	25.8

Income from continuing operations	50.3	50.6	81.9	(132.5)	50.3
Discontinued operations, net	19.6	-	18.4	(18.4)	19.6

Net income	$69.9	$50.6	$100.3	($150.9)	$ 69.9

YEAR ENDED
DECEMBER 31, 2004

Revenues:
Life, accident and health premiums	$ -	$ -	$ 280.6	$ -	$ 280.6
Net investment income and other revenue	23.7	-	671.6	(12.7)	682.6
Equity in earnings of subsidiaries	125.8	172.4	-	(298.2)	-
	149.5	172.4	952.2	(310.9)	963.2

Costs and Expenses:
Insurance benefits and expenses	-	-	643.3	-	643.3
Other interest and debt expenses	0.1	40.0	-	(12.7)	27.4
Other expenses	12.2	6.6	136.4	0.1	155.3
	12.3	46.6	779.7	(12.6)	826.0

Earnings before income taxes	137.2	125.8	172.5	(298.3)	137.2
Provision for income taxes	47.7	43.7	59.2	(102.9)	47.7

Income from continuing operations	89.5	82.1	113.3	(195.4)	89.5
Discontinued operations, net	14.5	-	14.5	(14.5)	14.5
Accounting change, net	(2.2)	-	(2.2)	2.2	(2.2)

Net income	$101.8	$82.1	$ 125.6	($207.7)	$ 101.8

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

YEAR ENDED		AAG	CONS	ALL OTHER	CONS
DECEMBER 31, 2003	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ -	$265.9	$ -	$265.9
Net investment income and other revenue	19.3	-	-	569.5	(11.1)	577.7
Interest income on AAG Holding notes	-	-	14.0	-	(14.0)	-
Equity in earnings of subsidiaries	47.7	91.4	-	-	(139.1)	-
	67.0	91.4	14.0	835.4	(164.2)	843.6

Costs and Expenses:
Insurance benefits and expenses	-	-	-	614.9	-	614.9
Interest expense on AAG Holding notes	-	14.0	-	-	(14.0)	-
Other interest and debt expenses	0.1	21.7	-	-	3.1	24.9
Other expenses	10.0	7.3	-	131.4	(1.8)	146.9
	10.1	43.0	-	746.3	(12.7)	786.7

Earnings before income taxes	56.9	48.4	14.0	89.1	(151.5)	56.9
Provision for income taxes	19.3	16.3	-	29.6	(45.9)	19.3

Income from continuing operations	37.6	32.1	14.0	59.5	(105.6)	37.6
Discontinued operations, net	12.1	-	-	12.1	(12.1)	12.1

Net income	$49.7	$32.1	$14.0	$ 71.6	($117.7)	$ 49.7

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2005

(In millions)

		AAG	ALL OTHER	CONS
	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$69.9	$ 50.6	$100.3	($150.9)	$ 69.9
Adjustments:
Equity in net earnings of subsidiaries	(66.4)	(81.7)	-	148.1	-
Increase in life, accident and health reserves	-	-	67.8	-	67.8
Benefits to annuity policyholders	-	-	341.6	-	341.6
Amortization of insurance acquisition costs	-	-	118.5	-	118.5
Depreciation and amortization	-	2.3	30.1	-	32.4
Realized gains on investments	-	-	(7.6)	2.2	(5.4)
Gain on sale of real estate	-	-	(16.5)	-	(16.5)
Realized losses on retirement of subsidiary trust debt	0.7	-	1.9	(0.8)	1.8
Net trading portfolio activity	-	-	13.9	-	13.9
Increase in insurance acquisition costs	-	-	(128.1)	-	(128.1)
Increase in reinsurance recoverable	-	-	(5.8)	-	(5.8)
Decrease (increase) in other assets	(6.6)	1.2	13.3	-	7.9
Increase (decrease) in other liabilities	3.4	(0.4)	(2.1)	-	0.9
Increase in payable to affiliates, net	1.7	2.8	0.1	-	4.6
Capital contribution from parent (to subsidiary)	(94.1)	79.1	15.0	-	-
Dividends from subsidiaries (to parent)	166.8	(51.8)	(115.0)	-	-
Other, net	3.1	(1.8)	0.6	1.4	3.3
Net cash provided by operating activities	78.5	0.3	428.0	-	506.8

Cash Flows from Investing Activities:
Purchases of investments and other assets	(56.9)	-	(2,327.2)	56.9	(2,327.2)
Proceeds received from GA Life of Puerto Rico reinsurance transaction	-	-	60.0	-	60.0
Maturities and redemptions of fixed maturity investments	-	-	641.6	-	641.6
Sales of investments and other assets	-	-	1,266.5	(56.9)	1,209.6
Increase in policy loans	-	-	(8.5)	-	(8.5)
Net cash used in investing activities	(56.9)	-	(367.6)	-	(424.5)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	854.4	-	854.4
Annuity surrenders, benefits and withdrawals	-	-	(936.1)	-	(936.1)
Net transfers from variable annuity assets	-	-	11.4	-	11.4
Additions to notes payable	-	15.0	-	-	15.0
Reductions of notes payable	(0.2)	(15.0)	-	-	(15.2)
Issuance of Common Stock	2.1	-	-	-	2.1
Retirement of Common Stock	(2.5)	-	-	-	(2.5)
Repurchase of trust preferred securities	(33.5)	-	10.9	-	(22.6)
Sale of trust preferred securities	24.1	-	(24.1)	-	-
Cash dividends paid	(4.7)	-	-	-	(4.7)
Net cash used in financing activities	(14.7)	-	(83.5)	-	(98.2)

Net increase (decrease) in cash and short-term investments	6.9	0.3	(23.1)	-	(15.9)
Beginning cash and short-term investments	1.0	-	169.2	-	170.2

Ending cash and short-term investments	$ 7.9	$ 0.3	$ 146.1	$ -	$ 154.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2004

(In millions)

		AAG	ALL OTHER	CONS
	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$101.8	$ 82.1	$125.6	($207.7)	$ 101.8
Adjustments:
Cumulative effect of accounting change	2.2	-	2.2	(2.2)	2.2
Equity in net earnings of subsidiaries	(94.4)	(113.2)	-	207.6	-
Increase in life, accident and health reserves	-	-	66.9	-	66.9
Benefits to annuity policyholders	-	-	313.6	-	313.6
Amortization of insurance acquisition costs	-	-	85.9	-	85.9
Depreciation and amortization	-	2.8	30.6	-	33.4
Realized gains on investments	(1.7)	-	(54.5)	-	(56.2)
Realized loss on goodwill impairment	-	-	4.0	-	4.0
Realized losses on retirement of subsidiary trust debt	1.0	-	-	0.3	1.3
Net trading portfolio activity	-	-	(95.1)	-	(95.1)
Increase in insurance acquisition costs	-	-	(120.1)	-	(120.1)
Increase in reinsurance recoverable	-	-	(20.9)	-	(20.9)
Decrease (increase) in other assets	(3.3)	(3.7)	0.4	-	(6.6)
Increase (decrease) in other liabilities	(3.3)	0.5	12.0	-	9.2
Increase (decrease) in payable to affiliates, net	4.2	(13.0)	29.1	-	20.3
Capital contributions from parent (to subsidiaries)	(137.0)	137.0	-	-	-
Dividends from subsidiaries (to parent)	155.6	(101.1)	(54.5)	-	-
Other, net	0.8	0.1	(5.2)	2.0	(2.3)
Net cash provided by (used in) operating activities	25.9	(8.5)	320.0	-	337.4

Cash Flows from Investing Activities:
Purchases of investments and other assets	(22.2)	-	(3,366.2)	28.5	(3,359.9)
Cash and short-term investments of businesses acquired, net	-	-	26.6	-	26.6
Maturities and redemptions of fixed maturity investments	-	-	818.2	-	818.2
Sales of investments and other assets	1.0	-	2,253.2	(10.0)	2,244.2
Increase in policy loans	-	-	(4.0)	-	(4.0)
Net cash used in investing activities	(21.2)	-	(272.2)	18.5	(274.9)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	686.2	-	686.2
Annuity surrenders, benefits and withdrawals	-	-	(729.8)	-	(729.8)
Net transfers from variable annuity assets	-	-	1.4	-	1.4
Additions to notes payable	-	83.5	-	-	83.5
Reductions of notes payable	(0.2)	-	-	-	(0.2)
Issuance of Common Stock	1.7	-	-	-	1.7
Retirement of Common Stock	(0.9)	-	-	-	(0.9)
Repurchase of trust preferred securities	-	(75.0)	-	(18.5)	(93.5)
Cash dividends paid	(4.7)	-	-	-	(4.7)
Net cash provided by (used in) financing activities	(4.1)	8.5	(42.2)	(18.5)	(56.3)

Net increase in cash and short-term investments	0.6	-	5.6	-	6.2
Beginning cash and short-term investments	0.4	-	163.6	-	164.0

Ending cash and short-term investments	$ 1.0	$ -	$ 169.2	$ -	$ 170.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

(In millions)

		AAG	CONS	ALL OTHER	CONS
	GAFRI	HOLDING	TRUSTS	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$49.7	$ 32.1	$14.0	$ 71.6	($117.7)	$ 49.7
Adjustments:
Equity in net earnings of subsidiaries	(43.8)	(61.1)	-	-	104.9	-
Increase in life, accident and health reserves	-	-	-	118.8	-	118.8
Benefits to annuity policyholders	-	-	-	295.0	-	295.0
Amortization of insurance acquisition costs	-	-	-	90.5	-	90.5
Depreciation and amortization	-	3.5	-	16.4	-	19.9
Realized losses on investments	-	-	-	9.2	-	9.2
Net trading portfolio activity	-	-	-	10.5	-	10.5
Increase in insurance acquisition costs	-	-	-	(148.2)	-	(148.2)
Increase in reinsurance recoverable	-	-	-	(72.6)	-	(72.6)
Decrease (increase) in other assets	2.8	(3.4)	-	17.3	-	16.7
Decrease in other liabilities	(2.8)	(0.9)	-	(10.5)	-	(14.2)
Increase in payable to affiliates, net	3.8	11.7	-	16.3	-	31.8
Capital contributions from parent (to subsidiaries)	(213.1)	165.9	-	47.2	-	-
Dividends from subsidiaries (to parent)	142.5	(130.3)	-	(12.2)	-	-
Other, net	0.1	11.0	-	(8.6)	(1.2)	1.3
Net cash provided by (used in) operating activities	(60.8)	28.5	14.0	440.7	(14.0)	408.4

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	-	(5,563.5)	-	(5,563.5)
Maturities and redemptions of fixed maturity investments	-	-	-	1,190.8	-	1,190.8
Sales of investments and other assets	1.2	-	-	3,478.8	-	3,480.0
Increase in policy loans	-	-	-	(0.7)	-	(0.7)
Net cash provided by (used in) investing activities	1.2	-	-	(894.6)	-	(893.4)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	-	788.2	-	788.2
Annuity surrenders, benefits and withdrawals	-	-	-	(572.0)	-	(572.0)
Net transfers from variable annuity assets	-	-	-	1.0	-	1.0
Additions to notes payable	-	116.7	-	-	-	116.7
Reductions of notes payable	(0.2)	(156.6)	-	-	-	(156.8)
Issuance of Common Stock	63.0	-	-	-	-	63.0
Trust dividend requirements	-	-	(14.0)	-	14.0	-
Issuance of trust preferred securities	-	19.4	-	-	-	19.4
Repurchase of trust preferred securities	-	(8.0)	-	-	-	(8.0)
Cash dividends paid	(4.7)	-	-	-	-	(4.7)
Net cash provided by (used in) financing activities	58.1	(28.5)	(14.0)	217.2	14.0	246.8

Net decrease in cash and short-term investments	(1.5)	-	-	(236.7)	-	(238.2)
Beginning cash and short-term investments	1.9	-	-	400.3	-	402.2

Ending cash and short-term investments	$ 0.4	$ -	$ -	$ 163.6	$ -	$ 164.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Q.  QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the seasonal nature of the Company's hotel operations and the discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. The quarterly results also include certain significant items as discussed in Item 7 - "Results of Operations." The following table represents quarterly results of operations for the years ended December 31, 2005 and 2004 (in millions, except per share data).
	First	Second	Third	Fourth	Total
2005	Quarter	Quarter	Quarter	Quarter	Year
Realized gains (losses)	($ 0.3)	$ 1.7	$ 3.5	($ 6.0)	($ 1.1)
Total revenues	239.9	244.6	253.0	250.6	988.1

Income from continuing operations	14.2	18.1	15.5	2.5	50.3
Discontinued operations	3.6	7.6	3.3	5.1	19.6
Net income	$ 17.8	$ 25.7	$ 18.8	$ 7.6	$ 69.9

Basic earnings per common share:
Income from continuing operations	$ 0.30	$ 0.39	$ 0.33	$ 0.05	$ 1.07
Discontinued operations	0.08	0.16	0.07	0.11	0.41
Net income	$ 0.38	$ 0.55	$ 0.40	$ 0.16	$ 1.48

Diluted earnings per common share:
Income from continuing operations	$ 0.30	$ 0.38	$ 0.32	$ 0.05	$ 1.06
Discontinued operations	0.08	0.16	0.07	0.11	0.41
Net income	$ 0.38	$ 0.54	$ 0.39	$ 0.16	$ 1.47

Average common shares outstanding
Basic	47.1	47.0	47.1	47.2	47.1
Diluted	47.3	47.3	47.7	47.8	47.6

2004
Realized gains (losses)	$ 7.5	($ 4.9)	$ 40.3	$ 7.7	$ 50.6
Total revenues	223.5	221.3	276.1	242.3	963.2

Income from continuing operations	16.1	11.8	41.8	19.8	89.5
Discontinued operations	3.1	3.2	5.5	2.7	14.5
Accounting change	(2.2)	-	-	-	(2.2)
Net income	$ 17.0	$ 15.0	$ 47.3	$ 22.5	$101.8

Basic earnings (loss) per common share:
Income from continuing operations	$ 0.34	$ 0.25	$ 0.89	$ 0.42	$ 1.90
Discontinued operations	0.07	0.07	0.11	0.06	0.31
Accounting change	(0.05)	-	-	-	(0.05)
Net income	$ 0.36	$ 0.32	$ 1.00	$ 0.48	$ 2.16

Diluted earnings (loss) per common share:
Income from continuing operations	$ 0.34	$ 0.25	$ 0.89	$ 0.42	$ 1.89
Discontinued operations	0.06	0.07	0.11	0.06	0.30
Accounting change	(0.04)	-	-	-	(0.04)
Net income	$ 0.36	$ 0.32	$ 1.00	$ 0.48	$ 2.15

Average common shares outstanding
Basic	47.0	47.1	47.1	47.1	47.1
Diluted	47.3	47.3	47.2	47.3	47.3

Quarterly earnings per share may not add to year-to-date amounts due to changes in shares outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

R.  SUBSEQUENT EVENT (Unaudited)

On January 17, 2006, the Company announced that GALIC had acquired, through a reinsurance transaction, the fixed annuity block written by Old Standard Life Insurance Company. As part of the assets transferred in the reinsurance transaction, GALIC also acquired the stock of Old West Annuity and Life Insurance Company. In total, GALIC acquired statutory reserves of approximately $278 million and assets of approximately $287 million as of December 31, 2005, including a payment from the seller (negative ceding commission) of approximately $9 million.

PART III

The information required by the following Items will be included in GAFRI's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year-end and is herein incorporated by reference:
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

1. Financial Statements are Included in Part II, Item 8.

2. Financial Statement Schedules:

Selected Quarterly Financial Data is included in Note Q to the Consolidated Financial Statements.

Schedules filed herewith:

	For 2005, 2004 and 2003	Page

	II - Condensed Financial Information of Registrant	S-2

	III - Supplementary Insurance Information	S-4

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

3. Exhibits - See Exhibit Index on Page E-1.

S-1

GREAT AMERICAN FINANCIAL RESOURCES, INC. - PARENT ONLY

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In millions)

Condensed Balance Sheet
	December 31,
Assets:	2005	2004
Fixed maturity investments	$ 56.7	$ -
Cash and short-term investments	7.9	1.0
Investment in subsidiaries (a)	894.2	1,020.2
Notes receivable from subsidiaries	104.3	104.3
Other assets	23.4	18.5
	$1,086.5	$1,144.0
Liabilities and Capital:
Accounts payable, accrued expenses and
other liabilities	$ 33.9	$ 30.5
Payables to affiliates	44.9	43.2
Notes payable	1.0	1.2
Stockholders' equity (a)	1,006.7	1,069.1
	$1,086.5	$1,144.0

Condensed Income Statement
	Year ended December 31,
	2005	2004	2003
Revenues:
Net investment income and other income	$ 21.2	$ 23.0	$19.3
Realized gains (losses) on investments	(0.7)	0.7	-
Equity in undistributed earnings of subsidiaries	(41.4)	69.6	35.5
Capital distributions from subsidiaries	115.0	56.2	12.2
	94.1	149.5	67.0
Costs and Expenses:
Interest and other financing expenses	0.1	0.1	0.1
Other expenses	17.9	12.2	10.0
	18.0	12.3	10.1

Operating earnings before income taxes	76.1	137.2	56.9
Provision for income taxes	25.8	47.7	19.3

Income from continuing operations	50.3	89.5	37.6
Discontinued operations, net of tax	19.6	14.5	12.1
Cumulative effect of accounting change, net of tax	-	(2.2)	-

Net Income	$ 69.9	$101.8	$49.7
___________
(a) Includes net unrealized gains on marketable securities of $61.4 million and $190.9 million in 2005 and 2004, respectively.

S-2

GREAT AMERICAN FINANCIAL RESOURCES, INC. - PARENT ONLY

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In millions)

Condensed Statement of Cash Flows
	Year Ended December 31,
	2005	2004	2003

Cash Flows from Operating Activities:
Net income	$ 69.9	$101.8	$ 49.7
Adjustments:
Cumulative effect of accounting change	-	2.2	-
Equity in net earnings of subsidiaries	(66.4)	(94.4)	(43.8)
Realized gains on investments	-	(1.7)	-
Realized losses on retirement of subsidiary trust debt	0.7	1.0	-
Decrease (increase) in other assets	(6.6)	(3.3)	2.8
Increase (decrease) in other liabilities	3.4	(3.3)	(2.8)
Increase in payable to affiliates	1.7	4.2	3.8
Contributions to subsidiaries	(15.0)	-	(47.2)
Capital distributions from subsidiaries	115.0	54.5	12.2
Transfers to AAG Holding, net	(27.3)	(35.9)	(35.6)
Other, net	3.1	0.8	0.1
Net cash provided by (used in) operating activities	78.5	25.9	(60.8)

Cash Flows from Investing Activities:
Purchases of investments	(90.4)	(22.2)	-
Sales of investments	24.1	1.0	1.2
Net cash provided by (used in) investing activities	(66.3)	(21.2)	1.2

Cash Flows from Financing Activities:
Reductions of notes payable	(0.2)	(0.2)	(0.2)
Issuance of Common Stock	2.1	1.7	63.0
Retirement of Common Stock	(2.5)	(0.9)	-
Cash dividends paid	(4.7)	(4.7)	(4.7)
Net cash provided by (used in) financing activities	(5.3)	(4.1)	58.1

Net increase (decrease) in cash and short-term investments	6.9	0.6	(1.5)
Beginning cash and short-term investments	1.0	0.4	1.9
Ending cash and short-term investments	$ 7.9	$ 1.0	$ 0.4

S-3

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

THREE YEARS ENDED DECEMBER 31, 2005

(In millions)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H	COLUMN I	COLUMN J	COLUMN K
Segment	Unamortized Insurance Acquisition Costs, Net	Future policy benefits, losses, claims and loss expenses	Unearned Premiums	Other policy claims and benefits payable	Premium Revenue	Net Investment Income (a)	Benefits, claims, losses and settlement expenses	Amortization of insurance acquisition expenses	Other operating expenses	Premiums written (b)

	2005
	Annuity operations	$591	$8,267	$ -	$ -	$ -	$482	$332	$ 63	$ 95	N/A
S-4	Life operations	84	459	3	12	38	24	50	27	13	N/A
	Supplemental insurance operations	139	675	24	2	258	42	206	43	30	N/A
	GA Life of Puerto Rico	22	174	2	5	(c)	(c)	(c)	(c)	(c)	N/A
	Corporate and other	-	-	-	-	-	9	-	-	24	N/A
	Total	$836	$9,575	$29	$19	$296	$557	$588	$133	$162	N/A

	2004
	Annuity operations	$528	$7,990	$ -	$ -	$ -	$459	$307	$ 46	$ 88	N/A
	Life operations	108	437	2	11	41	22	46	16	17	N/A
	Supplemental insurance operations	129	632	24	2	240	38	191	37	31	N/A
	GA Life of Puerto Rico	76	158	2	7	(c)	(c)	(c)	(c)	(c)	N/A
	Corporate and other	-	-	-	-	-	5	-	-	19	N/A
	Total	$841	$9,217	$28	$20	$281	$524	$544	$ 99	$155	N/A

	2003
	Annuity operations	$436	$6,929	$ -	$ -	$ -	$437	$288	$ 52	$ 75	N/A
	Life operations	116	417	3	13	44	21	46	20	22	N/A
	Supplemental insurance operations	107	587	3	2	222	37	177	31	32	N/A
	GA Life of Puerto Rico	70	145	1	8	(c)	(c)	(c)	(c)	(c)	N/A
	Corporate and other	-	-	-	-	-	5	-	-	18	N/A
	Total	$729	$8,078	$ 7	$23	$266	$500	$511	$103	$147

(a)  Allocated by legal entity.

(b)  Life, accident and health premiums are shown in Column F.

(c)  Not applicable - shown as Discontinued Operations on Income Statement.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

INDEX TO EXHIBITS

Number	Exhibit Description
3.1	Certificate of Incorporation of Registrant

3.2	By-laws of Registrant

4	Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries.

10.1	Tax allocation agreement dated as of December 31, 2005 by and between American Financial Group, Inc. and its subsidiaries.

10.2

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
and Chief Financial Officer

E-1

GREAT AMERICAN FINANCIAL RESOURCES, INC.

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

The following is a list of subsidiaries of GAFRI at December 31, 2005. All corporations are subsidiaries of GAFRI and, if indented, subsidiaries of the company under which they are listed.
Name of Company
AAG Holding Company, Inc.	Ohio	100%
Great American Life Insurance Company	Ohio	100
Annuity Investors Life Insurance Company	Ohio	100
United Teacher Associates Insurance Company	Texas	100
Loyal American Holding Corporation	Ohio	100
Loyal American Life Insurance Company	Ohio	100
Manhattan National Life Insurance Company	Illinois	100
American Annuity Group Capital Trust II	Delaware	100
Great American Life Assurance Company of
Puerto Rico, Inc. *	Puerto Rico	100

* Sold in January 2006

The names of certain subsidiaries are omitted, as such subsidiaries in the aggregate would not constitute a significant subsidiary.

E-2

EXHIBIT 23 - CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the following Registration Statements and related Prospectuses of Great American Financial Resources, Inc. of our reports dated February 28, 2006 with respect to the consolidated financial statements and schedules of Great American Financial Resources, Inc., Great American Financial Resources, Inc. management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Great American Financial Resources, Inc. included in the Annual Report on Form 10-K for the year ended December 31, 2005.

Form	Registration Number	Description

S-8	33-55189	Employee Stock Purchase Plan

S-3	33-57259	Agent Stock Purchase Plan

S-8	333-17383	Deferred Compensation Plan

S-8	333-13777	Directors' Compensation Plan

S-8	333-68303	Bonus Plan

S-3	333-51535	Agent Stock Option Plan

S-8	333-43425	Stock Option Plan

S-8	333-105612	Stock Option Plan

S-3	333-60044	Shelf Registration Statement

S-8	333-122134	Stock Option Plan

S-3	333-122133	Agent Stock Option Plan

S-3	333-122132	Shelf Registration Statement

Ernst & Young LLP

Cincinnati, Ohio

February 28, 2006

E-3

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Great American Financial Resources, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.
GREAT AMERICAN FINANCIAL RESOURCES, INC.

Signed: March 6, 2006	BY:s/S. CRAIG LINDNER
S. Craig Lindner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Capacity	Date

s/S. CRAIG LINDNER	Director and Chief	March 6, 2006
S. Craig Lindner	Executive Officer

s/WILLIAM R. MARTIN	Director*	March 6, 2006
William R. Martin
s/JOHN T. LAWRENCE, III	Director*	March 6, 2006
John T. Lawrence, III
s/RONALD G. JOSEPH	Director*	March 6, 2006
Ronald G. Joseph

s/KENNETH C. AMBRECHT	Director*	March 6, 2006
Kenneth C. Ambrecht

s/CHRISTOPHER P. MILIANO	Chief Financial Officer	March 6, 2006
Christopher P. Miliano	(Principal Accounting Officer)

* Member of Audit Committee