Form 10-K/A
period 2005-12-31
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2006-03-09
CIK 894651

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2005, to correct a typographical error that omitted the name of the public accounting firm from Page F-1. No other information contained in the original filing is amended hereby. This amendment does not reflect events occurring after the filing of the original Form 10-K, or modify or update other disclosures therein in any way other than as required to correct Page F-1.

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

Ernst & Young LLP

Cincinnati, Ohio

February 28, 2006

F-1

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

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

31(a)	Sarbanes-Oxley Section 302(a) Certification of Chief Executive Officer*

31(b)	Sarbanes-Oxley Section 302(a) Certification of Chief Financial Officer*

32	Sarbanes-Oxley Section 906 Certification of Chief Executive Officer*
and Chief Financial Officer

*Filed Herewith

E-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.
March 9, 2006	Great American Financial Resources, Inc.

/s/ Christopher P. Miliano
Executive Vice President and
Chief Financial Officer