Form 10-Q
period 2006-03-31
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2006-05-08
CIK 894651

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006	Commission File No. 1-11632

Incorporated under	IRS Employer I.D.
the Laws of Delaware	No. 06-1356481

250 East Fifth Street, Cincinnati, Ohio 45202
(513) 333-5300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:    Large Accelerated Filer         Accelerated Filer  X       Non-Accelerated Filer

Indicate by check mark whether the Registrant is a shell company.      Yes        No   X

As of May 1, 2006, there were 47,392,148 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

TABLE OF CONTENTS

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

ITEM 1 - FINANCIAL STATEMENTS

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET - (UNAUDITED)

(Dollars in millions)

	March 31,	December 31,
	2006	2005
Assets
Investments:
Fixed maturities:
Available-for-sale - at fair value
(amortized cost - $8,924.3 and $8,825.9)	$ 8,828.4	$ 8,930.1
Trading securities - at fair value	279.6	271.9
Equity securities - at fair value
(cost - $186.2 and $185.7)	201.3	191.4
Mortgage loans on real estate	50.2	38.4
Real estate	115.1	118.3
Policy loans	254.6	258.7
Short-term investments	118.2	132.6
Total investments	9,847.4	9,941.4

Cash	10.6	21.7
Accrued investment income	114.0	117.6
Unamortized insurance acquisition costs	855.2	835.9
Reinsurance recoverable	253.4	257.3
Other assets	148.2	104.6
Variable annuity assets (separate accounts)	673.4	643.5

	$11,902.2	$11,922.0

Liabilities and Capital
Annuity benefits accumulated	$ 8,706.2	$ 8,417.3
Unearned revenue	117.2	118.2
Life, accident and health reserves	922.9	1,088.0
Long-term debt	286.9	341.8
Payable to affiliates, net	118.9	119.9
Deferred taxes on unrealized gains (losses)	(19.5)	31.0
Accounts payable, accrued expenses and other liabilities	166.1	155.6
Variable annuity liabilities (separate accounts)	673.4	643.5
Total liabilities	10,972.1	10,915.3

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-47,367,452 and 47,256,092 shares outstanding	47.4	47.3
Capital surplus	411.3	409.0
Retained earnings	507.8	489.2
Unrealized gains(losses) on marketable securities, net	(36.4)	61.2
Total stockholders' equity	930.1	1,006.7

	$11,902.2	$11,922.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT - (UNAUDITED)

(In millions, except per share amounts)
	Three months ended March 31,
	2006	2005
Revenues:
Life, accident and health premiums	$ 76.5	$ 73.6
Net investment income	147.9	141.0
Realized gains (losses) on:
Investments	4.1	(0.2)
Retirement of debt	(3.7)	-
Other income	26.1	25.6
	250.9	240.0
Costs and Expenses:
Annuity benefits	83.2	80.7
Life, accident and health benefits	63.9	59.7
Insurance acquisition expenses	31.5	30.4
Interest and debt expenses	6.2	6.8
Other expenses	37.4	40.7
	222.2	218.3

Operating earnings before income taxes	28.7	21.7
Provision for income taxes	10.1	7.5

Income from continuing operations	18.6	14.2
Discontinued operations, net of tax	-	3.6

Net Income	$ 18.6	$ 17.8

Basic earnings per common share:
Continuing operations	$ 0.39	$ 0.30
Discontinued operations	-	0.08
Net income	$ 0.39	$ 0.38

Diluted earnings per common share:
Continuing operations	$ 0.39	$ 0.30
Discontinued operations	-	0.08
Net income	$ 0.39	$ 0.38

Average number of common shares:
Basic	47.3	47.1
Diluted	48.0	47.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (UNAUDITED)

(In millions)
	Three months ended
	March 31,
	2006	2005
Common Stock:
Balance at beginning of period	$ 47.3	$ 47.1
Common Stock issued	0.1	-
Common Stock retired	-	(0.1)
Balance at end of period	$ 47.4	$ 47.0

Capital Surplus:
Balance at beginning of period	$409.0	$407.1
Common Stock issued	2.0	0.2
Common Stock retired	(0.4)	(0.6)
Agent stock option grants	0.2	-
Stock-based compensation expense	0.5	-
Balance at end of period	$411.3	$406.7

Retained Earnings:
Balance at beginning of period	$489.2	$424.0
Net income	18.6	17.8
Balance at end of period	$507.8	$441.8

Unrealized Gains (Losses), Net:
Balance at beginning of period	$ 61.2	$190.9
Change during period	(97.6)	(84.9)
Balance at end of period	($ 36.4)	$106.0

Comprehensive Loss
Net income	$ 18.6	$ 17.8
Other comprehensive income (loss) - change in net
unrealized gains (losses) on marketable securities	(97.6)	(84.9)
Comprehensive loss	($ 79.0)	($ 67.1)

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS - (UNAUDITED)

(In millions)
	Three months ended
	March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$ 18.6	$ 17.8
Adjustments:
Increase in life, accident and health reserves	6.2	22.6
Benefits to annuity policyholders	83.2	80.8
Amortization of insurance acquisition costs	24.6	26.7
Depreciation and amortization	2.1	8.5
Realized (gains) losses on investments	(4.1)	0.6
Realized loss on retirement of debt	3.7	-
Net trading portfolio activity	(14.1)	4.9
Increase in insurance acquisition costs	(27.3)	(33.8)
Decrease (increase) in reinsurance recoverable	3.5	(3.6)
Increase in other assets	(5.8)	(0.3)
Increase (decrease) in other liabilities	(2.7)	8.2
Increase in payable to affiliates, net	10.1	4.8
Other, net	(6.0)	(1.6)
Net cash provided by operating activities	92.0	135.6

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(658.1)	(946.3)
Equity securities	(16.0)	(31.1)
Real estate, mortgage loans and other assets	(2.7)	(0.9)
Cash and short-term investments of businesses acquired, net	104.8	-
Proceeds received from sale of GAPR, net	27.2	-
Maturities and redemptions of fixed maturity investments	151.2	156.0
Sales of:
Fixed maturity investments	364.1	584.7
Equity securities	23.9	18.2
Real estate, mortgage loans and other assets	15.4	0.2
Increase in policy loans	(0.6)	(0.1)
Net cash provided by (used in) investing activities	9.2	(219.3)

Cash Flows from Financing Activities:
Fixed annuity receipts	220.3	266.5
Annuity surrenders, benefits and withdrawals	(294.3)	(224.3)
Net transfers from variable annuity assets	4.1	0.3
Additions to long-term debt	15.0	-
Reductions of long-term debt	(73.4)	-
Issuance of Common Stock	1.8	0.1
Retirement of Common Stock	(0.2)	(0.6)
Net cash provided by (used in) financing activities	(126.7)	42.0

Net decrease in cash and short-term investments	(25.5)	(41.7)
Beginning cash and short-term investments	154.3	170.2
Ending cash and short-term investments	$ 128.8	$ 128.5

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Description of the Company

Great American Financial Resources, Inc. ("GAFRI" or "the Company") through its subsidiaries, markets fixed and variable annuities, and various forms of supplemental insurance through independent agents.

American Financial Group, Inc. ("AFG") and its subsidiaries owned 81% of GAFRI's Common Stock at May 1, 2006.
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

Investments  Fixed maturity securities and equity securities classified as "available-for-sale" are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Fixed maturity securities classified as "trading" are reported at fair value with changes in unrealized gains or losses during the period included in investment income. Short-term investments are carried at cost; mortgage loans on real estate are carried at the unpaid principal balance adjusted for any unamortized premium or discounts; and policy loans are carried at the aggregate unpaid balance. Premiums and discounts on fixed maturity securities are amortized using the interest method; mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations.

Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings (included in realized gains (losses) on investments) and the cost basis of that investment is reduced.

Derivatives  Derivatives included in GAFRI's Balance Sheet consist primarily of (i) the interest component of certain life reinsurance contracts (included in other liabilities), (ii) interest rate swaps (included in long-term debt), (iii) the equity-based component of certain annuity products (included in annuity benefits accumulated) and (iv) related call options (included in other assets) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products. Changes in the fair value of derivatives are included in current earnings.

The terms of the interest rate swaps match those of the hedged debt; therefore, the swaps are considered to be (and are accounted for as) effective fair value hedges. Both the swaps and the hedged debt are adjusted for changes in fair value by offsetting amounts. Accordingly, since the swaps are included with long-term debt in the Balance Sheet, the only effect on GAFRI's financial statements is that the interest expense on the hedged debt is recorded based on the variable rate.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Goodwill  Goodwill (included in other assets) represents the excess of cost of subsidiaries over GAFRI's equity in their underlying net assets. Goodwill is not amortized, but is subject to an impairment test at least annually.

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

Under certain of these agreements, GAFRI's insurance subsidiaries cede life insurance policies to a third party on a funds withheld basis whereby GAFRI retains the assets (securities) associated with the reinsurance contracts. Interest is credited to the reinsurer based on the actual investment performance of the retained assets. These reinsurance contracts are considered to contain embedded derivatives (that must be adjusted to fair value) because the yield on the payables is based on specific blocks of the ceding companies' assets, rather than the overall creditworthiness of the ceding company. GAFRI determined that a change in the fair value of the underlying portfolios of fixed maturity securities is an appropriate measure of the value of the embedded derivative. The Company classifies the securities related to these transactions as "trading." The adjustment to fair value on the embedded derivatives offsets the investment income recorded on the adjustment to fair value of the related trading portfolios.

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

Payable to Subsidiary Trusts  GAFRI has wholly-owned subsidiary trusts that issued preferred securities and, in turn, purchased a like amount of subordinated debt from their parent company. Interest and principal payments from the parent fund the respective trust obligations. GAFRI does not consolidate these subsidiary trusts because they are "variable interest entities" in which GAFRI is not considered to be the primary beneficiary. Accordingly, the subordinated debt due to the trusts is included in "long-term debt" in the Balance Sheet and the related interest expense is included in "interest and debt expenses" in the Income Statement.

Income Taxes  Until December 31, 2005, GAFRI and its subsidiaries had separate tax allocation agreements with American Financial Group ("AFG") that designated how tax payments were to be shared by members of the tax group. In general, companies computed taxes on a separate return basis without regard to temporary differences. Payments to AFG by GAFRI's insurance subsidiaries were made on a statutory basis.

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

Stock-Based Compensation   Effective January 1, 2006, GAFRI implemented Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" using the modified prospective method under which prior year amounts are not restated. Under SFAS No. 123(R), companies must recognize compensation expense for all new share-based awards (including employee stock options), and the nonvested portions of prior awards, based on their calculated "fair value" at the date of grant. Beginning in 2006, all share-based grants are recognized as compensation expense over the vesting period. GAFRI uses the Black-Scholes pricing model to measure the fair value of its stock options.

Prior to the implementation of SFAS No. 123(R), GAFRI accounted for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under this method, no compensation expense for stock option grants was recognized because options are granted at exercise prices equal to the fair value of the shares at the dates of grant. See Note H - "Stockholders' Equity" for further information on stock options, including assumptions used in calculating fair value and pro forma earnings for the 2005 quarter.

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

Earnings Per Share  Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: first quarter of 2006 - 0.7 million shares and first quarter of 2005 - 0.2 million shares.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

C. Discontinued Operations

In January 2006, GAFRI sold Great American Life Assurance Company of Puerto Rico ("GA-PR") for $37.5 million in cash to Triple-S Management Corporation, also of Puerto Rico. In connection with the sale, a $7.5 million letter of credit was established to provide for potential liabilities. Prior to the sale, in December 2005, GA-PR reinsured approximately two-thirds of its in-force business with Triple-S for $60 million. During 2005, primarily in the fourth quarter, GA-PR paid dividends totaling $100 million to GAFRI.

GA-PR's results are reflected as discontinued for all periods presented in the Consolidated Income Statement; Balance Sheet amounts have not been reclassified and are only included in the 2005 period. The carrying amount of the major classes of GA-PR's assets and liabilities and a summary of the discontinued operations follow (in millions):

Assets:	12/31/05
Cash and investments	$207.7
Unamortized insurance acquisition costs ("DPAC")	21.8

Liabilities:
Insurance reserves	$181.0

Equity excluding unrealized gains	$ 39.4

Operations:	3/31/05
Premiums	$ 18.4
Investment income	2.9
Realized losses	(0.4)

Pre-tax earnings	$ 3.4
Benefit for income taxes	0.2
Net earnings from discontinued operations	$ 3.6

In January 2006, GAFRI recognized an additional pre-tax loss of $0.5 million, offsetting a like amount of GA-PR earnings recorded prior to the sale.

D. Acquisition

In January 2006, GALIC acquired, through a reinsurance transaction, the fixed annuity block written by Old Standard Life Insurance Company. As part of the assets received in the reinsurance transaction, GALIC also acquired the stock of Old West Annuity and Life Insurance Company. In total, the transaction resulted in an increase of approximately $280 million in both annuity benefits accumulated and cash and investments, including a payment from the seller (negative ceding commission) of approximately $9 million.

E. Segments of Operations

GAFRI manages its business as four segments: (i) annuity operations; (ii) supplemental insurance; (iii) life operations; and (iv) corporate and other, which includes holding company assets and costs.

Revenue from GAFRI's annuity operations consists primarily of investment income as well as operating revenues from its real estate investments.  GAFRI's annuity products are sold through independent agents to employees of primary and secondary educational institutions and in the non-qualified markets.  GAFRI is engaged in a variety of real estate operations including hotels and marinas.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

"Corporate and other" consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company) and includes interest expense.

The following table shows (in millions) GAFRI's revenues and operating profit by significant business segment.

	Three months ended March 31,

	2006	2005
Revenues
Fixed annuity operations	$131.6	$126.8
Variable annuity operations	5.9	5.9
Real estate operations (1)	11.8	11.9
Total annuity operations	149.3	144.6

Supplemental insurance operations	79.6	74.2
Life operations	18.5	19.0
Corporate and other	3.1	2.4
Total operating revenues	250.5	240.2

Realized gains (losses)	0.4	(0.2)
Total revenues per income statement	$250.9	$240.0

Operating profit - pre-tax
Fixed annuity operations	$ 28.1	$ 25.0
Variable annuity operations	0.8	0.8
Real estate operations (1): Operating cash flow (1)	0.8	2.5
Depreciation	(1.4)	(1.7)
Other (2)	4.6	(1.3)
Total annuity operations	32.9	25.3

Supplemental insurance operations	0.3	6.6
Life operations	2.1	(1.8)
Corporate and other	(7.0)	(8.2)
Pre-tax earnings from continuing operations	28.3	21.9

Realized gains (losses)	0.4	(0.2)
Total operating earnings before income taxes per income statement	$ 28.7	$ 21.7

(1)  In April 2006, GAFRI announced the sale of Chatham Bars Inn. (See Note K). In October 2005, GAFRI sold the Driskill Hotel in Austin, Texas.

(2)  2006 includes $4.9 million of income resulting from a payment received from Palm Beach County, Florida in exchange for the imposition of certain limitations on future development of a marina owned by the Company.

F. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	March 31,	December 31,
	2006	2005

Deferred policy acquisition costs ("DPAC")	$707.4	$726.1
Sales inducements	74.6	73.0
Unrealized DPAC adjustment*	24.3	(17.3)
Present value of future profits acquired ("PVFP")	48.9	54.1
	$855.2	$835.9

   *Reflects the change in DPAC assuming the unrealized gains or losses on securities had actually been realized (See Note B).

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The PVFP amounts in the table above are net of $63.5 million and $82.5 million of accumulated amortization at March 31, 2006 and December 31, 2005, respectively. The decrease in PVFP reflects the January 2006 sale of GA-PR. Amortization of the PVFP was $1.6 million in the first quarter of 2006 compared to $3.7 million in the first quarter of 2005.

G. Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2006	2005

Direct obligations of GAFRI	$ 0.9	$ 1.0
Obligations of AAG Holding (guaranteed by GAFRI):
7-1/2% Senior Debentures due 2033	112.5	112.5
6-7/8% Senior Notes due 2008	45.2	100.0
7-1/4% Senior Debentures due 2034	86.3	86.3
	244.9	299.8

Payable to Subsidiary Trusts:
AAG Holding 8-7/8% Subordinated Debentures due 2027	22.0	22.0
AAG Holding 7.35% Subordinated Debentures due 2033	20.0	20.0
	42.0	42.0
	$286.9	$341.8

In March 2006, the Company replaced its existing $165 million bank credit agreement with a new $500 million five-year revolving credit facility shared with AFG. Under terms of the new agreement, GAFRI may borrow up to $175 million with the ability to borrow up to $200 million, conditioned on AFG not borrowing in excess of $300 million. AFG has agreed with GAFRI not to borrow more than $325 million under the credit facility and has agreed to guarantee amounts borrowed by GAFRI. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating. No amounts were borrowed under these agreements at March 31, 2006 or December 31, 2005.

To achieve a desired balance between fixed and variable rate debt, GAFRI entered into interest rate swaps which effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9% (effective rate of approximately 7.9% and 7.4% at March 31, 2006 and December 31, 2005, respectively).

In the first quarter of 2006, GAFRI repurchased $54.8 million principal amount of its 6-7/8% Senior Notes for $56.8 million in cash. In connection with the repurchase, GAFRI paid an additional $1.6 million to effectively terminate the portion of the interest rate swap that covered the repurchased debt; the cost to terminate the portion of the swap is included in the loss on retirement of debt in the income statement.

At March 31, 2006, GAFRI had virtually no scheduled principal payments on debt for the next five years other than AAG Holding's Senior Notes due in 2008.

H. Stockholders' Equity

At March 31, 2006, there were 6.7 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans. As of that date, options for 3.7 million shares were outstanding. Under these plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. Options

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

generally expire ten years after the date of grant. In the first quarter of 2006, 129,593 shares of Common Stock were issued upon the exercise of stock options. In connection with certain of these exercises, 6,568 shares were delivered as payment of the exercise price and these shares were retired. Data for stock options issued under GAFRI's stock option plans is presented below:

	Shares	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	3,331,755	$17.11

Granted	558,533	$19.35
Exercised	(129,593)	$15.30
Forfeited/Cancelled	(56,925)	$19.47
Outstanding at March 31, 2006	3,703,770	$17.48	6.2 years	$9.9

Options exercisable March 31, 2006	2,369,910	$17.70	4.9 years	$6.3

Options available for grant at March 31, 2006	2,990,546

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $670,377 and $28,955, respectively. During the three months ended March 31, 2006, GAFRI received $1.8 million from the exercise of stock options. The total tax deductions related to the exercises was $0.2 million.

GAFRI uses the Black-Scholes option pricing model to calculate the fair value of its option grants. Expected volatility is based on historical volatility (after consideration of other factors). Beginning with grants made in 2006, GAFRI calculates historical volatility using daily prices. GAFRI began using the SEC's simplified method of calculating expected term with its 2006 grants. The fair value of options granted in the first three months of 2006 and 2005 was $6.12 and $5.28, respectively, based on the following assumptions: dividend yield of less than 1%; expected volatility of 20%; risk-free interest rate of 4.6% in 2006 and 4.3% in 2005; and expected option life of 6.5 years for 2006 and 7.5 years for 2005.

GAFRI's total stock compensation expense for the three months ended March 31, 2006 was $0.5 million. Related tax benefits totaled $0.1 million. As of March 31, 2006, there was a total of $6.5 million of total unrecognized compensation expense related to nonvested stock options granted under GAFRI's plan. That cost is expected to be recognized over a weighted average of 3.6 years.

The following table illustrates the effect on net income (in millions) and earnings per share for the three months ended March 31, 2005, had compensation cost been recognized and determined based on the "fair values" at grant dates consistent with the method used beginning in 2006.

2005
Net income, as reported	$17.8
Pro forma stock option expense, net of tax	(0.5)

Adjusted net income	$17.3

Earnings per share (as reported):
Basic	$0.38
Diluted	$0.38

Earnings per share (adjusted):
Basic	$0.37
Diluted	$0.37

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

I. Contingencies

There have been no significant changes to the matters discussed and referred to in Note N "Contingencies" of GAFRI's Annual Report on Form 10-K for 2005.

J. Additional Information

Statutory Information  Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	March 31,	December 31,
	2006	2005
Capital and surplus	$639.5	$638.0
Asset valuation reserve	92.4	84.6
Interest maintenance reserve	8.6	10.1

Three months ended March 31,
	2006	2005
Pre-tax income from operations	$29.2	$16.9
Net income	34.8	13.2

Variable Annuities  At March 31, 2006, the aggregate guaranteed minimum death benefit value (assuming every policyholder died on those dates) on all of GAFRI's variable annuity policies exceeded the fair value of the underlying variable annuities by $75 million compared to $83 million at December 31, 2005. Death benefits paid in excess of the variable annuity account balances were $0.1 million and $0.2 million in the first three months of 2006 and 2005, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Condensed Consolidating Information GAFRI has guaranteed all of the outstanding debt of AAG Holding. Condensed (unaudited) consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	ALL OTHER	CONS
MARCH 31, 2006	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 67.0	$ 0.3	$ 9,790.7	$ -	$ 9,858.0
Investment in subsidiaries	814.1	1,218.5	24.8	(2,057.4)	-
Notes receivable from subs	104.3	-	-	(104.3)	-
Unamortized insurance acquisition costs	-	-	855.2	-	855.2
Other assets	24.3	7.8	440.3	43.2	515.6
Variable annuity assets (separate accounts)	-	-	673.4	-	673.4
	$1,009.7	$1,226.6	$11,784.4	($2,118.5)	$11,902.2

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ 9,751.3	($ 5.0)	$ 9,746.3
Notes payable to GAFRI	-	102.4	1.9	(104.3)	-
Other long-term debt	1.0	396.7	-	(110.8)	286.9
Other liabilities	78.6	2.8	187.9	(3.8)	265.5
Variable annuity liabilities (separate accounts)	-	-	673.4	-	673.4
	79.6	501.9	10,614.5	(223.9)	10,972.1

Total stockholders' equity	930.1	724.7	1,169.9	(1,894.6)	930.1
	$1,009.7	$1,226.6	$11,784.4	($2,118.5)	$11,902.2

DECEMBER 31, 2005

Assets
Cash and investments	$ 64.6	$ 0.3	$ 9,898.2	$ -	$ 9,963.1
Investment in subsidiaries	894.2	1,312.8	24.8	(2,231.8)	-
Notes receivable from subs	104.3	-	-	(104.3)	-
Unamortized insurance acquisition costs	-	-	835.9	-	835.9
Other assets	23.4	7.3	405.1	43.7	479.5
Variable annuity assets (separate accounts)	-	-	643.5	-	643.5
	$1,086.5	$1,320.4	$11,807.5	($2,292.4)	$11,922.0

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ 9,628.4	($ 4.9)	$ 9,623.5
Notes payable to GAFRI	-	102.4	1.9	(104.3)	-
Other long-term debt	1.0	396.7	-	(55.9)	341.8
Other liabilities	78.8	7.6	222.9	(2.8)	306.5
Variable annuity liabilities (separate accounts)	-	-	643.5	-	643.5
	79.8	506.7	10,496.7	(167.9)	10,915.3

Total stockholders' equity	1,006.7	813.7	1,310.8	(2,124.5)	1,006.7
	$1,086.5	$1,320.4	$11,807.5	($2,292.4)	$11,922.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
MARCH 31, 2006	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ 76.5	$ -	$ 76.5
Net investment income and other revenue	4.6	(1.8)	176.0	(4.4)	174.4
Equity in earnings of subsidiaries	26.4	40.2	-	(66.6)	-
	31.0	38.4	252.5	(71.0)	250.9

Costs and Expenses:
Insurance benefits and expenses	-	-	178.6	-	178.6
Interest and debt expenses	-	10.4	-	(4.2)	6.2
Other expenses	2.3	1.9	33.2	-	37.4
	2.3	12.3	211.8	(4.2)	222.2

Earnings before income taxes	28.7	26.1	40.7	(66.8)	28.7
Provision for income taxes	10.1	9.2	14.3	(23.5)	10.1

Net income	$18.6	$16.9	$ 26.4	($ 43.3)	$ 18.6

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
MARCH 31, 2005	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ 73.6	$ -	$ 73.6
Net investment income and other revenue	5.3	-	164.0	(2.9)	166.4
Equity in earnings of subsidiaries	19.0	30.2	-	(49.2)	-
	24.3	30.2	237.6	(52.1)	240.0

Costs and Expenses:
Insurance benefits and expenses	-	-	170.8	-	170.8
Interest and debt expenses	-	10.0	-	(3.2)	6.8
Other expenses	2.6	1.4	36.6	0.1	40.7
	2.6	11.4	207.4	(3.1)	218.3

Earnings before income taxes	21.7	18.8	30.2	(49.0)	21.7
Provision for income taxes	7.5	6.4	10.3	(16.7)	7.5

Income from continuing operations	14.2	12.4	19.9	(32.3)	14.2
Discontinued operations, net	3.6	-	3.6	(3.6)	3.6
Net income	$17.8	$12.4	$ 23.5	($ 35.9)	$ 17.8

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
MARCH 31, 2006	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$18.6	$ 16.9	$ 26.4	($43.3)	$ 18.6
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(17.5)	(26.0)	-	43.5	-
Increase in life, accident and health reserves	-	-	6.2	-	6.2
Benefits to annuity policyholders	-	-	83.2	-	83.2
Amortization of insurance acquisition costs	-	-	24.6	-	24.6
Depreciation and amortization	1.4	0.4	0.3	-	2.1
Realized (gains) losses on investments	0.5	-	(4.8)	0.2	(4.1)
Realized loss on retirement of debt	1.9	1.8	-	-	3.7
Net trading portfolio activity	-	-	(14.1)	-	(14.1)
Increase in insurance acquisition costs	-	-	(27.3)	-	(27.3)
Decrease in reinsurance recoverable	-	-	3.5	-	3.5
Increase in other assets	(1.3)	(0.5)	(4.0)	-	(5.8)
Increase (decrease) in other liabilities	1.0	0.1	(3.8)	-	(2.7)
Increase (decrease) in payable to affiliates, net	0.9	(4.9)	14.1	-	10.1
Capital contribution from parent (to subsidiary)	(15.7)	15.7	-	-	-
Dividends from subsidiaries(to parent)	26.1	(1.0)	(25.1)	-	-
Other, net	0.4	(1.0)	(5.0)	(0.4)	(6.0)
	16.3	1.5	74.2	-	92.0

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	(676.8)	-	(676.8)
Proceeds received from sale of GAPR, net	37.5	-	(10.3)	-	27.2
Maturities and redemptions of fixed maturity investments	-	-	151.2	-	151.2
Cash and short-term investments of businesses acquired, net	-	-	104.8	-	104.8
Sales of investments and other assets	1.9	-	401.5	-	403.4
Increase in policy loans	-	-	(0.6)	-	(0.6)
	39.4	-	(30.2)	-	9.2

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	220.3	-	220.3
Annuity surrenders, benefits and withdrawals	-	-	(294.3)	-	(294.3)
Net transfers from variable annuity assets	-	-	4.1	-	4.1
Additions to long-term debt	-	15.0	-	-	15.0
Reductions of long-term debt	(56.9)	(16.5)	-	-	(73.4)
Issuance of Common Stock	1.8	-	-	-	1.8
Retirement of Common Stock	(0.2)	-	-	-	(0.2)
	(55.3)	(1.5)	(69.9)	-	(126.7)

Net increase (decrease) in cash and short-term investments	0.4	-	(25.9)	-	(25.5)
Beginning cash and short-term investments	7.9	0.3	146.1	-	154.3

Ending cash and short-term investments	$ 8.3	$ 0.3	$120.2	$ -	$128.8

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

K. Subsequent Events

On April 19, 2006, GAFRI announced it has signed an agreement to sell Chatham Bars Inn, its resort-hotel property located on Cape Cod, Massachusetts, for a price of $166 million. The sale, which is subject to customary closing conditions, is expected to close in the second quarter of 2006. GAFRI expects to record a gross gain (after sale expenses) of approximately $85-$90 million on the sale. After taxes and after the write-off of certain deferred acquisition costs on annuities associated with the gain recognition, the Company expects to recognize an after-tax gain of approximately $33-$36 million ($0.70-$0.75 per share). The Company has owned and operated the hotel since 1993.

On May 1, 2006, GAFRI announced it had signed a definitive merger agreement to acquire all of the outstanding shares of Ceres Group, Inc. for $205 million in cash. Ceres sells health and life insurance products through two primary business segments. Its Senior segment includes Medicare supplement, and other senior health, life and annuity products for Americans age 55 and over. The Medical segment includes major medical health insurance for individuals, families, associations and small businesses. Ceres had approximately $770 million of assets at December 31, 2005. The transaction, which is expected to be completed in the third quarter of 2006, is subject to the approval of Ceres' stockholders and the Ohio and Nebraska Departments of Insurance and other customary conditions.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

Index to MD&A

Page			Page
Forward-Looking Statements	21	Results of Operations	28
General	21	General	28
Overview	22	Income Items	28
Critical Accounting Policies	22	Expense Items	30
Liquidity and Capital Resources	22
Ratios	22
Sources and Uses of Funds	23
Independent Ratings	23
Investments	24

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

Forward-looking statements included in this Form 10-Q are made only as of the date of this report and under Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934; we do not have any obligation to update any forward-looking statement to reflect subsequent events or circumstances.

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

OVERVIEW

Financial Condition

Over the last several years, GAFRI has significantly strengthened its capital and liquidity. Since December 31, 2002, stockholders' equity (excluding unrealized gains and losses on fixed maturities) has grown approximately $287 million (42%) to $976 million and its debt to total capital decreased from more than 36% to less than 23%; in addition, the adjusted capital of GAFRI's largest insurance subsidiary increased $257 million to $742 million.

Results of Operations

Through the operations of its insurance subsidiaries, GAFRI is engaged in the sale of retirement annuities and various forms of supplemental insurance products.

GAFRI's net income for the first quarter of 2006 was $18.6 million ($0.39 per diluted share) compared to $17.8 million ($0.38 per diluted share) for the same period in 2005. The improvement reflects higher earnings in GAFRI's fixed annuity and life operations, as well as the investment of the dividends received in 2005 from Great American Life Assurance Company of Puerto Rico ("GA-PR") and proceeds related to the sale of that Company. These improvements were partially offset by lower results in the Company's supplemental lines due primarily to higher expenses, lapses and loss experience.

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

For further discussion of these policies, see "Critical Accounting Policies" in GAFRI's 2005 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios  GAFRI's consolidated debt to capital ratio is shown below (dollars in millions). For purposes of this calculation, capital represents the sum of consolidated debt and stockholders' equity (excluding unrealized gains and losses on fixed maturity securities).

	March 31,	December 31,
	2006	2005	2004
Consolidated Debt	$ 287	$ 342	$ 363
Stockholders' Equity	976	949	895
Total Capital	$1,263	$1,291	$1,258

Consolidated Debt to Capital	22.7%	26.5%	28.9%

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 2006, the capital ratio of GAFRI's principal insurance subsidiary was 7.1 times its authorized control level RBC.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Sources and Uses of Funds

Parent Holding Company Liquidity  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions from Great American Life Insurance Company ("GALIC"), bank borrowings and cash and investments on hand.  Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC in 2006 without prior regulatory approval is $148 million. In the first quarter of 2006, GALIC paid a $30 million dividend to GAFRI.

In March 2006, the Company replaced its existing credit agreement with a new $500 million five-year credit facility shared with its parent company American Financial Group, Inc. Under terms of the new agreement, GAFRI may borrow up to $175 million with the ability to borrow up to $200 million, conditioned on AFG not borrowing in excess of $300 million. No amounts have been borrowed under this agreement. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating; GAFRI's current rate would be 0.6% over LIBOR. Under a currently effective shelf registration, GAFRI and AAG Holding can issue approximately $250 million in additional equity or debt securities.

At March 31, 2006, GAFRI (parent) had nearly $70 million of cash and investments on hand. GAFRI believes that it has sufficient resources to meet its liquidity requirements.

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

In recent years, the Company has entered into several reinsurance transactions in connection with (i) the sale of GA-PR and (ii) certain of its life and supplemental insurance operations. These transactions provided additional capital and liquidity and were entered into in the normal course of business in order to exit certain lines, fund an acquisition and transfer risk. The Company may enter into additional reinsurance transactions in the future.

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

Following are the Company's insurance ratings as of March 31, 2006:

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

Investments  At March 31, 2006, GAFRI's investment portfolio contained $8.8 billion in "Fixed maturities" classified as available-for-sale, which are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity on an after-tax basis. At March 31, 2006, GAFRI had pre-tax net unrealized losses of $96 million on fixed maturities and net unrealized gains of $15 million on equity securities.

GAFRI invests primarily in fixed income investments that, including loans and short-term investments, comprised 97% of its investment portfolio at March 31, 2006. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At March 31, 2006, 94% of GAFRI's Insurance Companies' fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At March 31, 2006, the mortgage-backed securities ("MBSs") portfolio represented approximately 30% of the Insurance Companies' investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates.

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

Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at March 31, 2006, is shown in the following table (dollars in millions). Approximately $100 million of available-for-sale "Fixed Maturities" and $5 million of "Equity Securities" had no unrealized gains or losses at March 31, 2006.

	Securities with Unrealized	Securities with Unrealized
Available-for-sale Fixed Maturities	Gains	Losses
Fair value of securities	$2,574	$6,154
Amortized cost of securities	$2,485	$6,339
Gross unrealized gain (loss)	$ 89	($ 185)
Fair value as % of amortized cost	104%	97%
Number of security positions	732	872
Number individually exceeding $2 million gain or loss	1	2
Concentration of gains or (losses) by type or industry
(exceeding 5% of unrealized):
Gas and electric services	$ 12.6	($ 10.5)
Banks, savings and credit institutions	9.2	(22.7)
Mortgage-backed securities	8.0	(87.6)
Percentage rated investment grade	86%	97%

Equity Securities
Fair value of securities	$105	$91
Cost of securities	$ 87	$94
Gross unrealized gain (loss)	$ 18	($ 3)
Fair value as % of cost	121%	97%

The table below sets forth the scheduled maturities of GAFRI's available-for-sale fixed maturity securities at March 31, 2006, based on their fair values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	7%	1%
After one year through five years	34	6
After five years through ten years	36	42
After ten years	12	9
	89	58
Mortgage-backed securities	11	42
	100%	100%

*Excludes $100 million of fixed maturities with no unrealized gains or losses.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

GAFRI realized aggregate losses of $5.1 million during the first quarter of 2006 on $129.3 million in sales of fixed maturity securities (four issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2005. These securities were "AAA" rated mortgage-backed securities that decreased in fair value by an aggregate of $2.2 million from year-end 2005 to the sale date due to an increase in the general level of interest rates. None of the securities were sold out of a necessity to raise cash.

Although GAFRI has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains.

The table below (dollars in millions) summarizes the unrealized gains and losses on all securities by dollar amount.
Fixed Maturities at March 31, 2006	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis

Securities with unrealized gains:
Exceeding $500,000 (32 issues):	$ 313	$ 26	109.1%
Less than $500,000 (700 issues):	2,261	63	102.9%
	$2,574	$ 89	103.6%

Securities with unrealized losses:
Exceeding $500,000 (115 issues):	$2,190	($ 97)	95.8%
Less than $500,000 (757 issues):	3,964	(88)	97.8%
	$6,154	($185)	97.1%

Equity Securities at March 31, 2006

Securities with unrealized gains:
Exceeding $500,000 (8 issues):	$ 51	$13	134.2%
Less than $500,000 (28 issues):	54	5	110.2%
	$105	$18	120.7%

Securities with unrealized losses:
Exceeding $500,000 (2 issues):	$ 14	($1)	93.3%
Less than $500,000 (14 issues):	77	(2)	97.5%
	$ 91	($3)	96.8%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The following table (dollars in millions) summarizes the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.
Fixed Maturities with Unrealized Losses at March 31, 2006	Aggregate Fair Value	Aggregate Unrealized Gain(Loss)	Fair Value as % of Cost Basis

Investment grade with losses for:
One year or less (724 issues)	$5,439	($153)	97.3%
Greater than one year (89 issues)	505	(27)	94.9%
	$5,944	($180)	97.1%

Non-investment grade with losses for:
One year or less (43 issues)	$166	($ 3)	98.2%
Greater than one year (16 issues)	44	(2)	95.7%
	$210	($ 5)	97.7%

Equity Securities with Unrealized
Losses at March 31, 2006

One year or less (13 issues)	$ 43	($ 2)	95.6%
Greater than one year (3 issue)	48	(l)	98.0%
	$ 91	($ 3)	96.8%

When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. A listing of factors considered and resources used is contained in the discussion of "Investments" under Management's Discussion and Analysis in GAFRI's 2005 Form 10-K.

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

RESULTS OF OPERATIONS

General  As shown in Footnote E - "Segments of Operations", pre-tax earnings from continuing operations for the first quarter of 2006 increased $6.4 million compared to the same period in 2005. This improvement reflects higher earnings in the Company's fixed annuity and life operations, as well as the investment of the dividends received in 2005 from GA-PR and proceeds related to the sale of that Company. These improvements were partially offset by lower results in the Company's supplemental lines due primarily to higher expenses, lapses and loss experience.

Annuity Premiums  The following table summarizes GAFRI's annuity sales (in millions):

Three months ended March 31,
Annuity Premiums	2006	2005
403(b) Fixed and Indexed Annuities:
First Year	$ 11	$ 9
Renewal	34	33
Single Sum	26	16
Subtotal	71	58

Non-403(b) Fixed Annuities	81	180
Non-403(b) Indexed Annuities	46	1
Variable Annuities	24	26
Total Annuity Premiums	$222	$265

GAFRI's non-403(b) fixed annuities in 2005 include approximately $100 million of fixed annuity premiums from policyholders of an unaffiliated company in rehabilitation who chose to transfer their funds to GAFRI. Excluding the $100 million, GAFRI's premiums in the first quarter of 2006 were 35% higher than the same period in 2005 due primarily to re-entering the index-annuity market and higher 403(b) annuity sales.

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions):

Three months ended March 31,
Premiums	2006	2005
Supplemental insurance operations	$67	$64
Cincinnati life operations	9	10
	$76	$74

Benefits
Supplemental insurance operations	$53	$48
Cincinnati life operations	11	12
	$64	$60

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Net Investment Income  Net investment income increased $6.9 million (5%) in the first quarter of 2006, compared to the same period of 2005 due primarily to an increase in average invested assets of approximately $459 million (5%). The increase in assets reflects internal growth as well as the acquisition of the block of annuities in January 2006.

The yield on GAFRI's investment portfolio, excluding real estate investments and realized gains, was approximately 6.1% at March 31, 2006 and 6.2% at March 31, 2005.

Realized Gains (Losses)

Investments

Realized gains (losses) on investments included provisions for other than temporary impairment on securities still held of $1.4 million and $1.7 million in the first quarter of 2006 and 2005, respectively.

Retirement of Debt

Loss on retirement of debt reflects pre-tax losses on repurchases of $54.8 million principal amount of the Company's 6-7/8% Senior Notes for $56.8 million in cash. In addition, in connection with the repurchase, GAFRI paid $1.6 million to effectively terminate the portion of an interest rate swap that covered the repurchased debt; this amount is included in loss on retirement of debt in the Income Statement.

Other Income  Other income increased $0.5 million (2%) in the first quarter of 2006 compared to the same period in 2005 reflecting $4.9 million of income resulting from a payment received from Palm Beach County, Florida in exchange for the imposition of certain limitations on future development of a marina owned by the Company. (See also "Real Estate Operations" below.)

Real Estate Operations  GAFRI is engaged in a variety of real estate operations including hotels and marinas. Revenues and expenses of these operations are included in GAFRI's Consolidated Income Statement as shown below (in millions). The decrease in real estate revenues and expenses is due primarily to the sale of the Driskill Hotel in October 2005.

Three months ended March 31,
	2006	2005
Other income (1)	$11.8	$11.9
Other expenses:
Operating expenses	6.1	9.4
Depreciation	1.4	1.7
Other	0.3	1.3

(1)  2006 includes $4.9 million of income resulting from a payment received from Palm Beach      County, Florida in exchange for the imposition of certain limitations on future development      of a marina owned by the Company.

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

Annuity benefits in the first quarter of 2006 increased $2.5 million (3%) compared to the same period in 2005. The first quarter comparison reflects an increase in reserves due to new business and an acquisition, offset by lower average crediting rates.

Insurance Acquisition Expenses  Insurance acquisition expenses includes amortization of DPAC as well as a portion of commissions on sales of insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired. The increase in insurance acquisition expenses in 2006 reflects the growth in the Company's business.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to write-offs of DPAC in the future.

Interest and Debt Expenses  The decrease in interest and debt expenses in the first quarter of 2006 compared to the same period in 2005 reflects the Company's fourth quarter 2005 repurchases of $20.8 million principal amount of its 8-7/8% preferred securities. Additional decreases relating to the first quarter 2006 repurchases of $54.8 million of the Company's 6-7/8% Senior Notes were offset by a higher effective interest rate on the Company's floating rate debt.

Other Expenses  Other expenses decreased $3.3 million (8%) in the first quarter of 2006 compared to the same period in 2005 reflecting a decrease in expenses from real estate operations due to the sale of the Driskill Hotel in the third quarter of 2005.

Income Taxes  The effective tax rate on GAFRI's continuing operations approximated 34%-35% in the first quarter of 2006 and 2005.

Item 3

Quantitative and Qualitative Disclosure of Market Risk

As of March 31, 2006, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure about Market Risk" in GAFRI's 2005 Form 10-K.

Item 4

Controls and Procedures

GAFRI's Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated GAFRI's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of March 31, 2006. Based on that evaluation, GAFRI's CEO and CFO concluded that these disclosure controls and procedures were effective. During the first quarter of 2006, there have been no changes in GAFRI's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, GAFRI's internal controls over financial reporting.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART II

OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

GAFRI made the following purchases of its $1 par value common stock during the first quarter:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(a)

2006
January	-	-	-	-

February	-	-	-	-

March	12,600	$19.15	12,600	1,574,674

(a)  Represents the remaining shares that may be repurchased under the Plan authorized by      GAFRI's Board of Directors in 2005.

Under GAFRI's stockholder-approved Stock Option Plan, 6,568 shares of GAFRI Common Stock were tendered in connection with the exercise of stock options for a total of 9,893 shares in the first quarter of 2006 (5,327 at an average market price of $22.41 in January; 1,241 at $23.03 in February; and none in March).

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
GREAT AMERICAN FINANCIAL RESOURCES, INC.

May 5, 2006	BY:/s/Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer