Form 10-Q
period 2006-06-30
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2006-08-09
CIK 894651

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006	Commission File No. 1-11632

Incorporated under	IRS Employer I.D.
the Laws of Delaware	No. 06-1356481

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

As of August 1, 2006, there were 47,438,122 shares of the Registrant's Common Stock outstanding.

`

GREAT AMERICAN FINANCIAL RESOURCES, INC.

TABLE OF CONTENTS

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

ITEM 1 - FINANCIAL STATEMENTS

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET - (UNAUDITED)

(Dollars in millions)

	June 30,	December 31,
	2006	2005
Assets
Investments:
Fixed maturities:
Available-for-sale - at fair value
(amortized cost - $8,884.9 and $8,825.9)	$ 8,653.0	$ 8,930.1
Trading securities - at fair value	273.5	271.9
Equity securities - at fair value
(cost - $198.1 and $185.7)	205.4	191.4
Mortgage loans on real estate	162.8	38.4
Real estate	77.0	118.3
Policy loans	257.9	258.7
Short-term investments	233.1	132.6
Total investments	9,862.7	9,941.4

Cash	53.3	21.7
Accrued investment income	117.7	117.6
Unamortized insurance acquisition costs	859.3	835.9
Reinsurance recoverable	261.3	257.3
Deferred tax benefit on unrealized losses	63.8	-
Other assets	111.9	104.6
Variable annuity assets (separate accounts)	649.8	643.5

	$11,979.8	$11,922.0

Liabilities and Stockholders' Equity
Annuity benefits accumulated	$ 8,802.8	$ 8,417.3
Unearned revenue	113.7	118.2
Life, accident and health reserves	937.5	1,088.0
Long-term debt	278.0	341.8
Payable to affiliates, net	135.1	119.9
Deferred tax liability on unrealized gains	-	31.0
Accounts payable, accrued expenses and other liabilities	170.2	155.6
Variable annuity liabilities (separate accounts)	649.8	643.5
Total liabilities	11,087.1	10,915.3

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-47,406,739 and 47,256,092 shares outstanding	47.4	47.3
Capital surplus	412.4	409.0
Retained earnings	551.4	489.2
Unrealized gains (losses) on marketable securities, net	(118.5)	61.2
Total stockholders' equity	892.7	1,006.7

	$11,979.8	$11,922.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT - (UNAUDITED)

(In millions, except per share amounts)
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Life, accident and health premiums	$ 75.5	$ 73.5	$152.0	$147.1
Net investment income	149.7	136.7	297.6	277.7
Realized gains (losses) on:
Investments	(8.7)	1.7	(4.6)	1.5
Retirement of debt	(0.6)	-	(4.3)	-
Other income	21.7	22.1	46.3	41.8
	237.6	234.0	487.0	468.1
Costs and Expenses:
Annuity benefits	84.0	82.9	166.8	163.6
Life, accident and health benefits	66.6	60.2	130.9	119.9
Insurance acquisition expenses	30.3	27.8	62.3	58.3
Interest and debt expenses	5.7	7.0	11.9	13.8
Other expenses	32.6	29.9	67.2	64.4
	219.2	207.8	439.1	420.0

Operating earnings before income taxes	18.4	26.2	47.9	48.1
Provision for income taxes	6.3	9.0	16.7	16.6

Income from continuing operations	12.1	17.2	31.2	31.5
Discontinued Puerto Rican operations, net of tax	-	7.6	-	11.2
Discontinued hotel operations, net of tax	(0.1)	0.9	(0.6)	0.8
Gain on sale of discontinued hotel, net of tax	31.6	-	31.6	-

Net Income	$ 43.6	$ 25.7	$ 62.2	$ 43.5

Basic earnings per common share:
Continuing operations	$ 0.25	$ 0.37	$ 0.66	$ 0.66
Discontinued Puerto Rican operations	-	0.16	-	0.24
Discontinued hotel operations	-	0.02	(0.02)	0.02
Gain on sale of discontinued hotel	0.67	-	0.67	-

Net income	$ 0.92	$ 0.55	$ 1.31	$ 0.92

Diluted earnings per common share:
Continuing operations	$ 0.25	$ 0.36	$ 0.65	$ 0.66
Discontinued Puerto Rican operations	-	0.16	-	0.24
Discontinued hotel operations	-	0.02	(0.01)	0.02
Gain on sale of discontinued hotel	0.66	-	0.66	-

Net income	$ 0.91	$ 0.54	$ 1.30	$ 0.92

Average number of common shares:
Basic	47.4	47.0	47.4	47.0
Diluted	48.0	47.3	48.0	47.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (UNAUDITED)

(In millions)
	Six months ended
	June 30,
	2006	2005
Common Stock:
Balance at beginning of period	$ 47.3	$ 47.1
Common Stock issued	0.2	0.3
Common Stock retired	(0.1)	(0.4)
Balance at end of period	$ 47.4	$ 47.0

Capital Surplus:
Balance at beginning of period	$409.0	$407.1
Common Stock issued	3.1	4.0
Common Stock retired	(0.9)	(5.9)
Agent stock option grants	0.2	-
Stock-based compensation expense	1.0	-
Balance at end of period	$412.4	$405.2

Retained Earnings:
Balance at beginning of period	$489.2	$424.0
Net income	62.2	43.5
Balance at end of period	$551.4	$467.5

Unrealized Gains (Losses), Net:
Balance at beginning of period	$ 61.2	$190.9
Change during period	(179.7)	16.2
Balance at end of period	($118.5)	$207.1

Comprehensive Income (Loss)
Net income	$ 62.2	$ 43.5
Other comprehensive income (loss) - change in net
unrealized gains (losses) on marketable securities	(179.7)	16.2
Comprehensive income (loss)	($117.5)	$ 59.7

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS - (UNAUDITED)

(In millions)
	Six months ended
	June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$ 62.2	$ 43.5
Adjustments:
Increase in life, accident and health reserves	21.0	34.7
Benefits to annuity policyholders	166.8	164.9
Amortization of insurance acquisition costs	50.5	50.9
Depreciation and amortization	6.2	16.6
Realized (gains) losses on investments	4.6	(6.2)
Gain on sale of discontinued hotel	(48.7)	-
Realized loss on retirement of debt	4.3	-
Net trading portfolio activity	(13.1)	9.4
Increase in insurance acquisition costs	(66.9)	(62.7)
Decrease (increase) in reinsurance recoverable	(4.3)	10.6
Decrease (increase) in other assets	(11.5)	2.7
Decrease in other liabilities	(1.1)	(8.3)
Increase in payable to affiliates, net	26.4	9.7
Other, net	(0.9)	(1.3)
Net cash provided by operating activities	195.5	264.5

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,071.5)	(1,166.5)
Equity securities	(43.4)	(61.6)
Real estate, mortgage loans and other assets	(39.8)	(35.4)
Cash and short-term investments of businesses acquired, net	104.8	-
Proceeds received from sale of Puerto Rican operations, net	27.2	-
Maturities and redemptions of fixed maturity investments	256.5	378.5
Sales of:
Fixed maturity investments	735.6	640.5
Equity securities	44.0	42.0
Real estate, mortgage loans and other assets	62.2	0.3
Increase in policy loans	(3.9)	(1.8)
Net cash provided by (used in) investing activities	71.7	(204.0)

Cash Flows from Financing Activities:
Fixed annuity receipts	515.4	452.4
Annuity surrenders, benefits and withdrawals	(592.0)	(446.9)
Net transfers from variable annuity assets	7.2	4.7
Additions to long-term debt	15.0	-
Reductions of long-term debt	(82.8)	(0.1)
Issuance of Common Stock	2.9	0.9
Retirement of Common Stock	(0.8)	(2.5)
Net cash provided by (used in) financing activities	(135.1)	8.5

Net increase in cash and short-term investments	132.1	69.0
Beginning cash and short-term investments	154.3	170.2
Ending cash and short-term investments	$ 286.4	$ 239.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Description of the Company

Great American Financial Resources, Inc. ("GAFRI" or "the Company") through its subsidiaries, markets fixed and variable annuities, and various forms of supplemental insurance through independent agents.

American Financial Group, Inc. ("AFG") and its subsidiaries owned 81% of GAFRI's Common Stock at August 1, 2006.
  Accounting Policies

Basis of Presentation  The accompanying consolidated financial statements for GAFRI and its subsidiaries are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with U.S. generally accepted accounting principles ("GAAP").

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

Derivatives  Derivatives included in GAFRI's Balance Sheet are recorded at fair value and consist primarily of (i) the interest component of certain life reinsurance contracts (included in other liabilities), (ii) interest rate swaps (included in long-term debt), (iii) the equity-based component of certain annuity products (included in annuity benefits accumulated) and (iv) related call options (included in other assets) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products. Changes in the fair value of derivatives are included in current earnings.

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

Insurance Acquisition Costs and Expenses  Unamortized insurance acquisition costs consist of deferred policy acquisition costs ("DPAC") and the present value of future profits on business in force ("PVFP") of acquired insurance companies.

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

Reserves for traditional single-tier fixed annuities are generally recorded at the stated annuitization value. Reserves for indexed annuities are recorded at a value reflecting the fixed guarantees in the product plus the fair value of the equity participation in the contract. Reserves for acquired blocks of business are recorded at fair value.

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

Payable to Subsidiary Trusts  GAFRI has wholly-owned subsidiary trusts that issued preferred securities and, in turn, purchased a like amount of subordinated debt from their parent company. Interest and principal payments from the parent fund the respective trust obligations. GAFRI does not consolidate these subsidiary trusts because they are "variable interest entities" in which GAFRI is not considered to be the primary beneficiary. Accordingly, the subordinated debt due to the trusts is included in "long-term debt" in the Balance Sheet and the related interest expense is included in "interest and debt expenses" in the Consolidated Income Statement.

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

Prior to the implementation of SFAS No. 123(R), GAFRI accounted for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under this method, no compensation expense for stock option grants was recognized because options are granted at exercise prices equal to the fair value of the shares at the dates of grant. See Note I - "Stockholders' Equity" for further information on stock options.

Benefit Plans Prior to July 1, 2006, the Company maintained a defined contribution plan that combined a retirement plan and 401(k) plan. Effective that date, the Company's plan was merged with a similar plan sponsored by AFG. As a result, Company employees who meet the eligibility requirements participate in that plan. At the discretion of the GAFRI Board of Directors, GAFRI makes all contributions to the retirement fund portion of the Plan and matches a percentage of employee contributions to the savings fund. Employees are permitted to direct the investment of all contributions to independently managed investment securities as well as funds comprised of GAFRI and AFG securities. Company contributions are expensed in the year for which they are declared.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

GAFRI and certain of its subsidiaries provide certain benefits to eligible retirees. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

Earnings Per Share  Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: second quarter and first six months of 2006 - 0.6 million shares and second quarter and first six months of 2005 - 0.3 million shares.

Statement of Cash Flows  For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include annuity receipts, benefits and withdrawals and obtaining resources from owners and providing them with a return on their investments. All other activities are considered "operating." Short-term investments that have original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

C. Discontinued Operations

On June 2, 2006, GAFRI sold Chatham Bars Inn, a resort hotel located on Cape Cod, Massachusetts, for $166 million. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the operating results and the gain on sale of the hotel are included in discontinued operations in the Consolidated Income Statement. GAFRI sold the Driskill Hotel in October 2005. The operating results of this hotel have been reclassified as discontinued operations to conform to the current year's presentation. Balance Sheet amounts prior to the hotel sales have not been reclassified. A summary of the hotel operations sold follows (in millions):

	Three months ended		Six months ended
Operations:	June 30,		June 30,
	2006	2005	2006	2005
Real estate revenues	$2.4	$10.6	$3.9	$16.5
Real estate expenses	2.6	9.2	4.8	15.3
Pre-tax earnings (loss)	(0.2)	1.4	(0.9)	1.2
Benefit (provision) for income taxes	0.1	(0.5)	0.3	(0.4)

Net earnings (loss) from discontinued hotel operations	($0.1)	$ 0.9	($0.6)	$ 0.8

Included in real estate at December 31, 2005, was GAFRI's investment in Chatham Bars Inn of $38.5 million. The Company recognized an after-tax gain on the sale of Chatham of approximately $31.6 million ($0.66 per share).

In January 2006, GAFRI sold Great American Life Assurance Company of Puerto Rico ("GA-PR") for $37.5 million in cash. In connection with the sale, a $7.5 million letter of credit was established to provide for potential liabilities. Prior to the sale, in December 2005, GA-PR reinsured approximately two-thirds of its in-force business for $60 million. During 2005, primarily in the fourth quarter, GA-PR paid dividends totaling $100 million to GAFRI.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

GA-PR's results are reflected as discontinued for all periods presented in the Consolidated Income Statement; Balance Sheet amounts prior to the sale have not been reclassified. The carrying amount of the major classes of GA-PR's assets and liabilities and a summary of the discontinued operations follow (in millions):

Assets:		December 31, 2005
Cash and investments		$207.7
Unamortized insurance acquisition costs ("DPAC")		21.8

Liabilities:
Insurance reserves		$181.0

Equity excluding unrealized gains		$ 39.4

	Three months ended	Six months ended
Operations:	June 30, 2005	June 30, 2005
Premiums	$19.0	$ 37.4
Investment income	3.1	6.0
Realized gains	5.1	4.7

Pre-tax earnings	$ 7.7	$ 11.1
Benefit (provision) for income taxes	(0.1)	0.1
Net earnings from discontinued operations	$ 7.6	$ 11.2

In January 2006, GAFRI recognized an additional pre-tax loss of $0.5 million on the sale of GA-PR, offsetting a like amount of GA-PR earnings recorded prior to the sale.

D. Acquisitions

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

On August 7, 2006, GAFRI acquired all of the outstanding shares of Ceres Group, Inc. for $204.4 million in cash. See Note L - "Subsequent Event" and MD&A - "Liquidity and Capital Resources - Parent Holding Company Liquidity".

E. Segments of Operations

GAFRI manages its business as four segments: (i) annuity operations; (ii) supplemental insurance; (iii) life operations; and (iv) corporate and other, which include holding company assets and costs.

Revenue from GAFRI's annuity operations consists primarily of investment income as well as operating revenues from its real estate investments.  GAFRI's annuity products are sold through independent agents to employees of primary and secondary educational institutions and in the non-qualified markets.  GAFRI is engaged in a variety of real estate operations including hotels and marinas.

GAFRI's supplemental insurance businesses (United Teacher Associates Insurance Company ("UTA") and Loyal American Life Insurance Company) primarily offer a variety of Medicare Supplement and limited benefit policies to supplement primary health insurance and other insurance coverage. UTA and Loyal offer their products through independent agents.

Traditional term and universal life insurance products had been marketed through national marketing organizations. In 2004, GAFRI suspended new sales of these life insurance products due to inadequate volume and returns. The Company continues to service its in-force block of these policies.

"Corporate and other" consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company) and includes interest expense.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table shows (in millions) GAFRI's revenues and operating profit by significant business segment.

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005
Revenues
Fixed annuity operations	$130.6	$121.2	$262.2	$248.0
Variable annuity operations	6.0	5.6	11.9	11.5
Real estate operations (1)	7.4	7.0	17.7	13.0
Total annuity operations	144.0	133.8	291.8	272.5

Supplemental insurance operations	79.3	76.4	158.9	150.6
Life operations	18.2	19.5	36.7	38.5
Corporate and other	5.4	2.6	8.5	5.0
Total operating revenues	246.9	232.3	495.9	466.6

Realized gains (losses)	(9.3)	1.7	(8.9)	1.5
Total revenues per income statement	$237.6	$234.0	$487.0	$468.1

Operating profit - pre-tax
Fixed annuity operations	$ 25.9	$ 21.3	$ 53.5	$ 46.1
Variable annuity operations	0.6	0.6	1.4	1.4
Real estate operations:
Operating cash flow	1.4	2.9	2.9	4.6
Depreciation and other (1)	(1.0)	(1.3)	2.8	(3.1)
Total annuity operations	26.9	23.5	60.6	49.0

Supplemental insurance operations	3.9	7.2	4.2	13.8
Life operations	2.0	1.4	4.1	(0.4)
Corporate and other	(5.1)	(7.6)	(12.1)	(15.8)
Pre-tax earnings from continuing operations	27.7	24.5	56.8	46.6

Realized gains (losses)	(9.3)	1.7	(8.9)	1.5
Total operating earnings before income taxes per income statement	$ 18.4	$ 26.2	$ 47.9	$ 48.1

(1)  Year-to-date 2006 amount includes $4.9 million of income resulting from a March 2006 payment received from Palm Beach County, Florida in exchange for the imposition of certain limitations on future development of a marina owned by the Company.

F. Mortgage Loans on Real Estate

Included in mortgage loans at June 30, 2006 is an $86 million mortgage loan issued in connection with the sale of Chatham Bars Inn.

G. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	June 30,	December 31,
	2006	2005

Deferred policy acquisition costs ("DPAC")	$693.6	$726.1
Sales inducements	74.5	73.0
Unrealized DPAC adjustment*	47.0	(17.3)
Present value of future profits acquired ("PVFP")	44.2	54.1
	$859.3	$835.9

   *Reflects the change in DPAC assuming the unrealized gains or losses on securities had actually been realized. See Note B - "Accounting Policies."

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The decreases in PVFP and DPAC reflect the January 2006 sale of GA-PR. The PVFP amounts in the table above are net of $64.7 million and $82.5 million of accumulated amortization at June 30, 2006 and December 31, 2005, respectively. Amortization of the PVFP was $1.6 million in the second quarter of 2006 and $3.2 million in the first six months of 2006 compared to $1.8 million in the second quarter of 2005 and $5.1 million in the first six months of 2005.

H. Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2006	2005

Direct obligations of GAFRI	$ 0.8	$ 1.0
Obligations of AAG Holding (guaranteed by GAFRI):
7-1/2% Senior Debentures due 2033	112.5	112.5
6-7/8% Senior Notes due 2008	36.4	100.0
7-1/4% Senior Debentures due 2034	86.3	86.3
	236.0	299.8

Payable to Subsidiary Trusts:
AAG Holding 8-7/8% Subordinated Debentures due 2027	22.0	22.0
AAG Holding 7.35% Subordinated Debentures due 2033	20.0	20.0
	42.0	42.0
	$278.0	$341.8

In March 2006, the Company replaced its existing $165 million bank credit agreement with a new $500 million five-year revolving credit facility shared with AFG. Under terms of the new agreement, GAFRI may borrow up to $175 million with the ability to borrow up to $200 million, conditioned on AFG not borrowing in excess of $300 million. AFG has agreed with GAFRI not to borrow more than $325 million under the credit facility and has agreed to guarantee amounts borrowed by GAFRI. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating. No amounts were borrowed under these agreements at June 30, 2006 or December 31, 2005.

To achieve a desired balance between fixed and variable rate debt, GAFRI entered into interest rate swaps which effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9% (effective rate of approximately 8.4% and 7.4% at June 30, 2006 and December 31, 2005, respectively).

In the first six months of 2006, GAFRI repurchased $63.6 million principal amount of its 6-7/8% Senior Notes for $65.8 million in cash. In connection with the repurchase, GAFRI paid an additional $1.9 million to effectively terminate the portion of the interest rate swap that covered the repurchased debt; the cost to terminate the portion of the swap is included in the loss on retirement of debt in the Consolidated Income Statement.

At June 30, 2006, GAFRI had virtually no scheduled principal payments on debt for the next five years other than AAG Holding's Senior Notes due in 2008.

I. Stockholders' Equity

At June 30, 2006, there were 6.6 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans. As of that date, options for 3.7 million shares were outstanding. Under these plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. Options

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

generally expire ten years after the date of grant. In the first six months of 2006, 198,111 shares of Common Stock were issued upon the exercise of stock options. In connection with certain of these exercises, 8,178 shares were delivered as payment of the exercise price and these shares were retired. Data for stock options issued under GAFRI's stock option plans is presented below:

	Shares	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	3,351,755	$17.12

Granted	558,533	$19.35
Exercised	(198,111)	$15.04
Forfeited/Cancelled	(56,925)	$19.47
Outstanding at June 30, 2006	3,655,252	$17.54	6.1 years	$13.2

Options exercisable June 30, 2006	2,309,752	$17.78	4.7 years	$8.0

Options available for grant at June 30, 2006	2,970,546

The total intrinsic value of options exercised during the first six months of 2006 and 2005 was $1.1 million and $1.9 million, respectively. During the first six months of 2006, GAFRI received $2.8 million from the exercise of stock options. The total tax deduction related to the exercises was $0.3 million.

GAFRI uses the Black-Scholes option-pricing model to calculate the fair value of its option grants. Expected volatility is based on historical volatility (after consideration of other factors). Beginning with grants made in 2006, GAFRI calculates historical volatility using daily prices. GAFRI began using the SEC's simplified method of calculating expected term with its 2006 grants. The fair value of options granted in the first six months of 2006 and 2005 was $6.12 per share and $5.28 per share, respectively, based on the following assumptions: dividend yield of less than 1%; expected volatility of 20%; risk-free interest rate of 4.6% in 2006 and 4.3% in 2005; and expected option life of 6.5 years for 2006 and 7.5 years for 2005.

GAFRI's total stock compensation expense for the second quarter and first six months of 2006 was $0.6 million and $1.1 million, respectively. Related tax benefits totaled $0.1 million for the second quarter and $0.2 million for the six months. As of June 30, 2006, there was a total of $6.0 million of total unrecognized compensation expense related to nonvested stock options granted under GAFRI's plan. That cost is expected to be recognized over a weighted average of 3.4 years.

The following table illustrates the effect on net income (in millions) and earnings per share, had compensation cost been recognized and determined based on the "fair values" at grant dates consistent with the method used beginning in 2006.

	Three months ended June 30, 2005	Six months ended June 30, 2005

Net income, as reported	$25.7	$43.5
Pro forma stock option expense, net of tax	(0.5)	(1.0)

Adjusted net income	$25.2	$42.5

Earnings per share (as reported):
Basic	$0.55	$0.93
Diluted	$0.54	$0.92

Earnings per share (adjusted):
Basic	$0.54	$0.90
Diluted	$0.53	$0.90

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

J. Contingencies

There have been no significant changes to the matters discussed and referred to in Note N - "Contingencies" of GAFRI's Annual Report on Form 10-K for 2005.

K. Additional Information

Statutory Information  Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	June 30,	December 31,
	2006	2005
Capital and surplus	$700.8	$638.0
Asset valuation reserve	93.8	84.6
Interest maintenance reserve	-	10.1

Six months ended June 30,
	2006	2005
Pre-tax income from operations	$45.2	$52.2
Net income	97.4	38.5

Variable Annuities  At June 30, 2006, the aggregate guaranteed minimum death benefit value (assuming every policyholder died) on all of GAFRI's variable annuity policies exceeded the fair value of the underlying variable annuities by $82 million compared to $83 million at December 31, 2005. Death benefits paid in excess of the variable annuity account balances were $0.2 million and $0.5 million in the first six months of 2006 and 2005, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Condensed Consolidating Information GAFRI has guaranteed all of the outstanding debt of AAG Holding. Condensed (unaudited) consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	ALL OTHER	CONS
JUNE 30, 2006	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 69.9	$ 0.6	$ 9,845.5	$ -	$ 9,916.0
Investment in subsidiaries	784.0	1,185.2	24.2	(1,993.4)	-
Notes receivable from subs	104.3	-	-	(104.3)	-
Unamortized insurance acquisition costs	-	-	859.3	-	859.3
Other assets	23.6	7.9	481.7	41.5	554.7
Variable annuity assets (separate accounts)	-	-	649.8	-	649.8
	$ 981.8	$1,193.7	$11,860.5	($2,056.2)	$11,979.8

Liabilities and Stockholders' Equity
Insurance liabilities	$ -	$ -	$ 9,859.1	($ 5.1)	$ 9,854.0
Notes payable to GAFRI	-	102.4	1.9	(104.3)	-
Other long-term debt	0.8	396.8	-	(119.6)	278.0
Other liabilities	88.3	9.2	213.6	(5.8)	305.3
Variable annuity liabilities (separate accounts)	-	-	649.8	-	649.8
	89.1	508.4	10,724.4	(234.8)	11,087.1

Total stockholders' equity	892.7	685.3	1,136.1	(1,821.4)	892.7
	$ 981.8	$1,193.7	$11,860.5	($2,056.2)	$11,979.8

DECEMBER 31, 2005

Assets
Cash and investments	$ 64.6	$ 0.3	$ 9,898.2	$ -	$ 9,963.1
Investment in subsidiaries	894.2	1,312.8	24.8	(2,231.8)	-
Notes receivable from subs	104.3	-	-	(104.3)	-
Unamortized insurance acquisition costs	-	-	835.9	-	835.9
Other assets	23.4	7.3	405.1	43.7	479.5
Variable annuity assets (separate accounts)	-	-	643.5	-	643.5
	$1,086.5	$1,320.4	$11,807.5	($2,292.4)	$11,922.0

Liabilities and Stockholders' Equity
Insurance liabilities	$ -	$ -	$ 9,628.4	($ 4.9)	$ 9,623.5
Notes payable to GAFRI	-	102.4	1.9	(104.3)	-
Other long-term debt	1.0	396.7	-	(55.9)	341.8
Other liabilities	78.8	7.6	222.9	(2.8)	306.5
Variable annuity liabilities (separate accounts)	-	-	643.5	-	643.5
	79.8	506.7	10,496.7	(167.9)	10,915.3

Total stockholders' equity	1,006.7	813.7	1,310.8	(2,124.5)	1,006.7
	$1,086.5	$1,320.4	$11,807.5	($2,292.4)	$11,922.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
JUNE 30, 2006	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ 75.5	$ -	$ 75.5
Net investment income and other revenue	8.5	(0.3)	158.2	(4.3)	162.1
Equity in earnings of subsidiaries	12.6	73.4	-	(86.0)	-
	21.1	73.1	233.7	(90.3)	237.6

Costs and Expenses:
Insurance benefits and expenses	-	-	180.9	-	180.9
Interest and debt expenses	-	10.3	-	(4.6)	5.7
Other expenses	2.7	2.4	27.5	-	32.6
	2.7	12.7	208.4	(4.6)	219.2

Earnings before income taxes	18.4	60.4	25.3	(85.7)	18.4
Provision for income taxes	6.3	21.2	8.8	(30.0)	6.3

Income from continuing operations	12.1	39.2	16.5	(55.7)	12.1
Discontinued hotel operations, net of tax	(0.1)	-	(0.1)	0.1	(0.1)
Gain on sale of discontinued hotel, net of tax	31.6	-	31.6	(31.6)	31.6

Net income	$43.6	$39.2	$ 48.0	($ 87.2)	$ 43.6

FOR THE SIX MONTHS ENDED		AAG	ALL OTHER	CONS
JUNE 30, 2006	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$152.0	$ -	$152.0
Net investment income and other revenue	13.1	(2.1)	332.7	(8.7)	335.0
Equity in earnings of subsidiaries	39.8	113.6	-	(153.4)	-
	52.9	111.5	484.7	(162.1)	487.0

Costs and Expenses:
Insurance benefits and expenses	-	-	360.0	-	360.0
Interest and debt expenses	-	20.7	-	(8.8)	11.9
Other expenses	5.0	4.3	57.9	-	67.2
	5.0	25.0	417.9	(8.8)	439.1

Earnings before income taxes	47.9	86.5	66.8	(153.3)	47.9
Provision for income taxes	16.7	30.4	23.4	(53.8)	16.7

Income from continuing operations	31.2	56.1	43.4	(99.5)	31.2
Discontinued hotel operations, net of tax	(0.6)	-	(0.6)	0.6	(0.6)
Gain on sale of discontinued hotel, net of tax	31.6	-	31.6	(31.6)	31.6

Net income	$62.2	$56.1	$ 74.4	($130.5)	$ 62.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
JUNE 30, 2005	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ 73.5	$ -	$ 73.5
Net investment income and other revenue	4.8	-	158.9	(3.2)	160.5
Equity in earnings of subsidiaries	23.3	36.1	-	(59.4)	-
	28.1	36.1	232.4	(62.6)	234.0

Costs and Expenses:
Insurance benefits and expenses	-	-	170.9	-	170.9
Interest and debt expenses	-	10.2	-	(3.2)	7.0
Other expenses	1.9	1.6	26.5	(0.1)	29.9
	1.9	11.8	197.4	(3.3)	207.8

Earnings before income taxes	26.2	24.3	35.0	(59.3)	26.2
Provision for income taxes	9.0	8.5	12.0	(20.5)	9.0

Income from continuing operations	17.2	15.8	23.0	(38.8)	17.2
Discontinued Puerto Rican operations, net	7.6	-	7.6	(7.6)	7.6
Discontinued hotel operations, net of tax	0.9	-	0.9	(0.9)	0.9

Net income	$25.7	$15.8	$ 31.5	($ 47.3)	$ 25.7

FOR THE SIX MONTHS ENDED
JUNE 30, 2005

Revenues:
Life, accident and health premiums	$ -	$ -	$147.1	$ -	$147.1
Net investment income and other revenue	10.1	-	317.0	(6.1)	321.0
Equity in earnings of subsidiaries	42.5	66.3	-	(108.8)	-
	52.6	66.3	464.1	(114.9)	468.1

Costs and Expenses:
Insurance benefits and expenses	-	-	341.8	-	341.8
Interest and debt expenses	-	20.2	-	(6.4)	13.8
Other expenses	4.5	3.0	56.9	-	64.4
	4.5	23.2	398.7	(6.4)	420.0

Earnings before income taxes	48.1	43.1	65.4	(108.5)	48.1
Provision for income taxes	16.6	14.9	22.4	(37.3)	16.6

Income from continuing operations	31.5	28.2	43.0	(71.2)	31.5
Discontinued Puerto Rican operations, net	11.2	-	11.2	(11.2)	11.2
Discontinued hotel operations, net of tax	0.8	-	0.8	(0.8)	0.8

Net income	$43.5	$28.2	$ 55.0	($ 83.2)	$ 43.5

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE SIX MONTHS ENDED		AAG	ALL OTHER	CONS
JUNE 30, 2006	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$62.2	$ 56.1	$ 74.4	($130.5)	$ 62.2
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(57.3)	(73.7)	-	131.0	-
Increase in life, accident and health reserves	-	-	21.0	-	21.0
Benefits to annuity policyholders	-	-	166.8	-	166.8
Amortization of insurance acquisition costs	-	-	50.5	-	50.5
Depreciation and amortization	2.2	0.8	3.2	-	6.2
Realized (gains) losses on investments	1.4	-	3.0	0.2	4.6
Gain on sale of discontinued hotel	-	-	(48.7)	-	(48.7)
Realized loss on retirement of debt	2.2	2.1	-	-	4.3
Net trading portfolio activity	-	-	(13.1)	-	(13.1)
Increase in insurance acquisition costs	-	-	(66.9)	-	(66.9)
Decrease in reinsurance recoverable	-	-	(4.3)	-	(4.3)
Increase in other assets	(1.1)	(0.6)	(9.8)	-	(11.5)
Increase (decrease) in other liabilities	(0.2)	0.1	(1.0)	-	(1.1)
Increase in payable to affiliates, net	11.9	1.6	12.9	-	26.4
Capital contribution from parent (to subsidiary)	(30.0)	30.0	-	-	-
Dividends from subsidiaries(to parent)	37.5	(12.4)	(25.1)	-	-
Other, net	1.1	(1.8)	0.5	(0.7)	(0.9)
	29.9	2.2	163.4	-	195.5

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	(1,154.7)	-	(1,154.7)
Proceeds received from sale of Puerto Rican operations, net	37.5	-	(10.3)	-	27.2
Maturities and redemptions of fixed maturity investments	1.2	-	255.3	-	256.5
Cash and short-term investments of businesses acquired, net	-	-	104.8	-	104.8
Sales of investments and other assets	5.9	-	835.9	-	841.8
Increase in policy loans	-	-	(3.9)	-	(3.9)
	44.6	-	27.1	-	71.7

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	515.4	-	515.4
Annuity surrenders, benefits and withdrawals	-	-	(592.0)	-	(592.0)
Net transfers from variable annuity assets	-	-	7.2	-	7.2
Additions to long-term debt	-	15.0	-	-	15.0
Reductions of long-term debt	(65.9)	(16.9)	-	-	(82.8)
Issuance of Common Stock	2.9	-	-	-	2.9
Retirement of Common Stock	(0.8)	-	-	-	(0.8)
	(63.8)	(1.9)	(69.4)	-	(135.1)

Net increase in cash and short-term investments	10.7	0.3	121.1	-	132.1
Beginning cash and short-term investments	7.9	0.3	146.1	-	154.3

Ending cash and short-term investments	$18.6	$ 0.6	$ 267.2	$ -	$ 286.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)
FOR THE SIX MONTHS ENDED		AAG	ALL OTHER	CONS
JUNE 30, 2005	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$43.5	$28.2	$ 55.0	($83.2)	$ 43.5
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(39.9)	(43.5)	-	83.4	-
Increase in life, accident and health reserves	-	-	34.7	-	34.7
Benefits to annuity policyholders	-	-	164.9	-	164.9
Amortization of insurance acquisition costs	-	-	50.9	-	50.9
Depreciation and amortization	-	1.0	15.6	-	16.6
Realized gains on investments	-	-	(6.2)	-	(6.2)
Net trading portfolio activity	-	-	9.4	-	9.4
Increase in insurance acquisition costs	-	-	(62.7)	-	(62.7)
Decrease in reinsurance recoverable	-	-	10.6	-	10.6
Decrease (increase) in other assets	0.6	(0.1)	2.2	-	2.7
Decrease in other liabilities	(5.5)	(0.1)	(2.7)	-	(8.3)
Increase (decrease) in payable to affiliates, net	5.5	(0.9)	5.1	-	9.7
Capital contribution from parent (to subsidiary)	(52.6)	37.6	15.0	-	-
Dividends from subsidiaries(to parent)	65.8	(20.8)	(45.0)	-	-
Other, net	(0.5)	(0.8)	0.2	(0.2)	(1.3)
	16.9	0.6	247.0	-	264.5

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	(1,263.5)	-	(1,263.5)
Maturities and redemptions of fixed maturity investments	-	-	378.5	-	378.5
Sales of investments and other assets	-	-	682.8	-	682.8
Increase in policy loans	-	-	(1.8)	-	(1.8)
	-	-	(204.0)	-	(204.0)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	452.4	-	452.4
Annuity surrenders, benefits and withdrawals	-	-	(446.9)	-	(446.9)
Net transfers from variable annuity assets	-	-	4.7	-	4.7
Reductions of notes payable	(0.1)	-	-	-	(0.1)
Issuance of Common Stock	0.9	-	-	-	0.9
Retirement of Common Stock	(2.5)	-	-	-	(2.5)
	(1.7)	-	10.2	-	8.5

Net increase in cash and short-term investments	15.2	0.6	53.2	-	69.0
Beginning cash and short-term investments	1.0	-	169.2	-	170.2

Ending cash and short-term investments	$16.2	$ 0.6	$ 222.4	$ -	$ 239.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

L. Subsequent Event

On August 7, 2006, GAFRI (parent) acquired all of the outstanding shares of Ceres Group, Inc. for $204.4 million in cash, using cash on hand and borrowings under its bank line of credit. Ceres sells health and life insurance products through two primary business segments and had assets of approximately $770 million at December 31, 2005. Its senior segment includes Medicare supplement and other senior health, life and annuity products for individuals age 55 and over. The medical segment includes major medical health insurance for individuals, families, associations and small businesses.

In connection with the acquisition, Ceres insurance subsidiaries entered into reinsurance agreements under which all of Ceres' medical business and half of Ceres' in-force senior business were ceded to unaffiliated companies. Ceres' insurance subsidiaries received ceding commissions totaling $64 million in connection with the reinsurance. Prior to the acquisition, Ceres' insurance subsidiaries paid dividends totaling $68 million to Ceres. Following the acquisition, Ceres paid a $60 million return of capital distribution to GAFRI. GAFRI expects to use a portion of the distribution to repay all amounts borrowed under its bank line in connection with the acquisition.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

Index to MD&A

Page			Page
Forward-Looking Statements	22	Results of Operations	29
General	22	General	29
Overview	23	Income Items	29
Critical Accounting Policies	23	Expense Items	31
Liquidity and Capital Resources	24
Ratios	24
Sources and Uses of Funds	24
Independent Ratings	25
Investments	25

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
  acquisitions;
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

OVERVIEW

Financial Condition

Over the last several years, GAFRI has significantly strengthened its capital and liquidity. Since December 31, 2002, stockholders' equity (excluding unrealized gains and losses on fixed maturities) has grown more than $325 million (47%) to $1.0 billion and its debt to total capital decreased from more than 36% to 21.5%; in addition, the adjusted capital of GAFRI's largest insurance subsidiary increased $320 million (66%) to $805 million.

Results of Operations

Through the operations of its insurance subsidiaries, GAFRI is engaged in the sale of retirement annuities and various forms of Medicare supplement and other supplemental insurance products.

GAFRI's net income for the second quarter of 2006 was $43.6 million ($0.91 per diluted share) compared to $25.7 million ($0.54 per diluted share) for the same period in 2005. GAFRI's net income for the first six months of 2006 was $62.2 million ($1.30 per diluted share), compared to $43.5 million ($0.92 per diluted share) for the same period in 2005.

The improvements in 2006 reflect (i) a $31.6 million after-tax gain on the sale of a hotel (see Note C - "Discontinued Operations"); (ii) improvements in GAFRI's fixed annuity operations as a result of a recent acquisition, higher investment income and first quarter real estate income; (iii) higher earnings in GAFRI's runoff life operations resulting from an improvement in mortality experience and lower expenses and (iv) the investment of dividends received in 2005 from Great American Life Assurance Company of Puerto Rico ("GA-PR") and the investment of proceeds related to the 2006 sale of that Company. These items more than offset a decrease in earnings in GAFRI's supplemental operations that resulted from the effects of lower first year premiums, higher lapses and higher loss experience.

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

Management believes that the following items are the areas where the degree of judgment required in determining amounts recorded in the financial statements make the accounting policies critical:

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

	June 30,	December 31,
	2006	2005	2004
Consolidated Debt	$ 278	$ 342	$ 363
Stockholders' Equity	1,016	949	895
Total Capital	$1,294	$1,291	$1,258

Consolidated Debt to Capital	21.5%	26.5%	28.9%

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 2006, the capital ratio of GAFRI's principal insurance subsidiary was 7.8 times its authorized control level RBC.

Sources and Uses of Funds

Parent Holding Company Liquidity  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions from Great American Life Insurance Company ("GALIC"), bank borrowings and cash and investments on hand.  Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC in 2006 without prior regulatory approval is $148 million. In the first six months of 2006, GALIC paid a $30 million dividend to GAFRI. In July 2006, GALIC paid a $117.7 million dividend to GAFRI.

In March 2006, the Company replaced its existing credit agreement with a new $500 million five-year credit facility shared with its parent company American Financial Group, Inc. Under terms of the new agreement, GAFRI may borrow up to $175 million with the ability to borrow up to $200 million, conditioned on AFG not borrowing in excess of $300 million. No amounts were outstanding under this agreement at June 30, 2006. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating; GAFRI's current rate would be 0.6% over LIBOR. Under a currently effective shelf registration, GAFRI and AAG Holding can issue up to $250 million in additional equity or debt securities.

At July 31, 2006, GAFRI (parent) had more than $180 million of cash and investments on hand. On August 7, 2006, GAFRI (parent) acquired Ceres Group Inc. for $204.4 million in cash. To fund the acquisition, GAFRI used cash on hand and borrowings under its bank line. Following the acquisition, Ceres paid a return of capital distribution to GAFRI of $60 million. GAFRI expects to use a portion of the distribution to repay all amounts borrowed under its bank line in connection with the acquisition.

GAFRI believes that it has sufficient resources to meet its liquidity requirements.

Subsidiary Liquidity  The liquidity requirements of GAFRI's insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and expenses, and the payments of dividends and taxes to GAFRI. Historically, cash flows from maturities of bonds held in the investment portfolio, premiums and investment income have exceeded the funds needed to meet these requirements without forcing the sale of investments or requiring contributions from GAFRI. Funds received in excess of cash requirements are generally invested in additional marketable securities. In addition, the insurance subsidiaries generally hold an adequate amount of highly liquid, short-term investments.

In GAFRI's annuity business, where profitability is largely dependent on earning a "spread" between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. With declining rates, GAFRI receives some protection due to the ability to lower crediting rates, subject to guaranteed minimums. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on GAFRI's annuity products. Annuity surrenders

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

totaled approximately $211 million and $422 million in the second quarter and first six months of 2006 compared to $149 million and $292 million in the comparable 2005 periods. Management believes the increase in surrenders is due to (i) the higher interest rate environment; (ii) recent acquisitions of blocks of annuity business; and (iii) policies coming out of their surrender charge periods.

In recent years, the Company has entered into several reinsurance transactions in connection with (i) the sale of GA-PR and (ii) certain of its life and supplemental insurance operations. These transactions provided additional capital and liquidity and were entered into in the normal course of business in order to exit certain lines, fund acquisitions and transfer risk. The Company may enter into additional reinsurance transactions in the future.

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

Following are the Company's insurance ratings as of June 30, 2006:

Standard
	A.M. Best	Fitch	& Poor's
GALIC*	A (Excellent)	A+ (Strong)	A- (Strong)
AILIC	A (Excellent)	A+ (Strong)	A- (Strong)
Loyal	A (Excellent)	A+ (Strong)	Not rated
UTA	A- (Excellent)	Not rated	Not rated

*GALIC is rated A3 (good financial security) by Moody's.

All of the above ratings carry a "stable" outlook. In evaluating a company, independent rating agencies review such factors as the company's: (i) capital adequacy; (ii) profitability; (iii) leverage and liquidity; (iv) book of business; (v) quality and estimated market value of assets; (vi) adequacy of policy reserves; (vii) experience and competency of management; (viii) operating profile; and (ix) risk management.

Investments  At June 30, 2006, GAFRI's investment portfolio contained $8.7 billion in "Fixed maturities" classified as available-for-sale, which are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity on an after-tax basis. At June 30, 2006, GAFRI had pre-tax net unrealized losses of $232 million on fixed maturities and net unrealized gains of $7 million on equity securities.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

GAFRI invests primarily in fixed income investments that, including loans and short-term investments, comprised 97% of its investment portfolio at June 30, 2006. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At June 30, 2006, approximately 94% of GAFRI's Insurance Companies' fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At June 30, 2006, the mortgage-backed securities ("MBSs") portfolio represented approximately 30% of the Insurance Companies' investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates.

More than 95% of the Insurance Companies' MBSs is rated "AAA" with substantially all being investment grade quality. The market that these securities trade in is highly liquid. Aside from interest rate risk referred to above, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at June 30, 2006, is shown in the following table (dollars in millions). Approximately $85 million of available-for-sale "Fixed Maturities" and $8 million of "Equity Securities" had no unrealized gains or losses at June 30, 2006.

	Securities with Unrealized	Securities with Unrealized
Available-for-sale Fixed Maturities	Gains	Losses
Fair value of securities	$1,769	$6,799
Amortized cost of securities	$1,710	$7,090
Gross unrealized gain (loss)	$ 59	($ 291)
Fair value as % of amortized cost	103%	96%
Number of security positions	557	1,046
Number individually exceeding $2 million gain or loss	1	9
Concentration of gains or (losses) by type or industry
(exceeding 5% of unrealized):
Gas and electric services	$ 6.7	($ 19.1)
Mortgage-backed securities	6.4	(122.9)
Banks, savings and credit institutions	4.5	(46.1)
Percentage rated investment grade	85%	95%

Equity Securities
Fair value of securities	$127	$70
Cost of securities	$112	$78
Gross unrealized gain (loss)	$ 15	($ 8)
Fair value as % of cost	113%	90%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below sets forth the scheduled maturities of GAFRI's available-for-sale fixed maturity securities at June 30, 2006, based on their fair values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	7%	1%
After one year through five years	42	7
After five years through ten years	32	44
After ten years	9	9
	90	61
Mortgage-backed securities	10	39
	100%	100%

*Excludes $85 million of fixed maturities with no unrealized gains or losses.

GAFRI realized aggregate losses of $6.6 million during the first six months of 2006 on $149.1 million in sales of fixed maturity securities (five issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2005. These securities were "AAA" rated mortgage-backed securities that decreased in fair value by an aggregate of $3.0 million from year-end 2005 to the sale date due to an increase in the general level of interest rates. None of the securities were sold out of a necessity to raise cash.

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

The table below (dollars in millions) summarizes the unrealized gains and losses on all securities by dollar amount.
Fixed Maturities at June 30, 2006	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis

Securities with unrealized gains:
Exceeding $500,000 (17 issues)	$ 113	$ 15	115.3%
Less than $500,000 (540 issues)	1,656	44	102.7%
	$1,769	$ 59	103.5%

Securities with unrealized losses:
Exceeding $500,000 (207 issues)	$3,441	($192)	94.7%
Less than $500,000 (839 issues)	3,358	(99)	97.1%
	$6,799	($291)	95.9%

Equity Securities at June 30, 2006

Securities with unrealized gains:
Exceeding $500,000 (11 issues)	$ 94	$ 12	114.6%
Less than $500,000 (19 issues)	33	3	110.0%
	$127	$ 15	113.4%

Securities with unrealized losses:
Exceeding $500,000 (4 issues)	$ 20	($ 5)	80.0%
Less than $500,000 (20 issues)	50	(3)	94.3%
	$ 70	($ 8)	89.7%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The following table (dollars in millions) summarizes the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.
Fixed Maturities with Unrealized Losses at June 30, 2006	Aggregate Fair Value	Aggregate Unrealized Gain(Loss)	Fair Value as % of Cost Basis

Investment grade with losses for:
One year or less (849 issues)	$6,067	($251)	96.0%
Greater than one year (95 issues)	418	(29)	93.5%
	$6,485	($280)	95.9%

Non-investment grade with losses for:
One year or less (83 issues)	$ 251	($ 7)	97.3%
Greater than one year (19 issues)	63	(4)	94.0%
	$ 314	($ 11)	96.6%

Equity Securities with Unrealized
Losses at June 30, 2006

One year or less (21 issues)	$ 53	($ 7)	88.3%
Greater than one year (3 issues)	17	(l)	94.4%
	$ 70	($ 8)	89.7%

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

RESULTS OF OPERATIONS

General  As shown in Note E - "Segments of Operations", pre-tax earnings from continuing operations increased $3.2 million in the second quarter of 2006 and $10.2 million in the first six months of 2006 compared to the respective periods in 2005. These increases reflect (i) improvements in GAFRI's fixed annuity operations as a result of a recent acquisition, higher investment income and first quarter real estate income, (ii) higher earnings in GAFRI's runoff life operations resulting from an improvement in mortality experience and lower expenses and (iii) the investment of dividends received in 2005 from GA-PR and the investment of proceeds related to the 2006 sale of that Company. These items more than offset a decrease in earnings in GAFRI's supplemental insurance operations. See "Life, Accident and Health Premiums and Benefits" below.

Annuity Premiums  The following table summarizes GAFRI's annuity sales (in millions):

Three months ended June 30,			Six months ended June 30,
Annuity Premiums	2006	2005	2006	2005
403(b) Fixed and Indexed Annuities:
First Year	$ 14	$ 10	$ 25	$ 19
Renewal	39	36	73	69
Single Sum	46	18	72	34
Subtotal	99	64	170	122

Non-403(b) Fixed Annuities	85	92	166	272
Non-403(b) Indexed Annuities	85	7	131	8
Variable Annuities	24	22	48	48
Total Annuity Premiums	$293	$185	$515	$450

Annuity premiums in the second quarter of 2006 were 58% higher than the same period in 2005 due primarily to re-entering the indexed-annuity market and higher 403(b) annuity sales. GAFRI's non-403(b) fixed annuities in the first six months of 2005 included approximately $100 million of fixed annuity premiums from policyholders of an unaffiliated company in rehabilitation who chose to transfer their funds to GAFRI. Excluding the $100 million, GAFRI's premiums in the first six months of 2006 were 47% higher than the same period in 2005 due primarily to re-entering the indexed-annuity market and higher 403(b) annuity sales.

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions):

Three months ended June 30,			Six months ended June 30,
Premiums	2006	2005	2006	2005
Supplemental insurance operations
First year	$ 9	$12	$ 19	$ 25
Renewal	58	52	115	103
Cincinnati life operations (in runoff)	9	9	18	19
	$76	$73	$152	$147

Benefits
Supplemental insurance operations	$56	$47	$109	$ 95
Cincinnati life operations (in runoff)	11	13	22	25
	$67	$60	$131	$120

Ratio of Supplemental benefits to Supplemental premiums	84%	73%	81%	74%

GAFRI's supplemental insurance operations reflect lower first year premiums, higher lapses and higher loss experience in 2006. GAFRI expects the supplemental insurance loss ratio to decrease as a result of rate increases and the acquisition of Ceres. The acquisition broadens GAFRI's distribution in both the independent agent and captive agent channels. Prior to the Ceres acquisition, GAFRI's supplemental insurance products were sold through relatively few national marketing organizations.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Premiums and benefits of GAFRI's Cincinnati Life operations reflect primarily traditional term and universal life insurance products. In 2004, GAFRI suspended new sales of these insurance products due to inadequate volume and returns.

Net Investment Income  Net investment income increased $13.0 million (10%) and $19.9 million (7%) in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005 due primarily to an increase in average invested assets of approximately $625 million (7%). Both years included approximately $9 million in income primarily related to the early redemption of certain investments. The increase in assets reflects internal growth as well as the acquisition of a block of annuities in January 2006. See Note D - "Acquisitions".

The yield earned on GAFRI's investment portfolio, excluding real estate investments and realized gains, was approximately 6.1% for the six months ended June 30, 2006 and June 30, 2005.

Realized Gains (Losses)

Investments

Realized gains (losses) on investments included provisions for other than temporary impairment on securities still held as follows: second quarter of 2006 and 2005 - $1.6 million and $9.6 million; six months of 2006 and 2005 - $3.0 million and $11.3 million, respectively. Realized losses in the second quarter of 2006 also reflect interest rate related losses due to the sale (primarily for tax reasons) of certain fixed maturity securities.

Retirement of Debt

Loss on retirement of debt reflects pre-tax losses on repurchases of $63.6 million principal amount of the Company's 6-7/8% Senior Notes for $65.8 million in cash. In addition, in connection with the repurchase, GAFRI paid $1.9 million to effectively terminate the portion of an interest rate swap that covered the repurchased debt; this amount is included in loss on retirement of debt in the Consolidated Income Statement.

Other Income  Other income decreased $0.4 million (2%) and increased $4.5 million (11%) in the second quarter and first six months of 2006 compared to the same periods in 2005. The decrease in the second quarter of 2006 reflects lower policy fees as a result of the runoff of the life business. The increase in the first six months of 2006, reflects the payment received from Palm Beach County, Florida in exchange for the imposition of certain limitations on future development of a marina owned by the Company. Other income also includes revenues from GAFRI's continuing hotel operations. See below.

Real Estate Operations - Continuing  GAFRI is engaged in a variety of real estate operations including hotels and marinas. Revenues and expenses of these operations are included in GAFRI's Consolidated Income Statement as shown below (in millions).

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Other income	$7.4	$7.0	$17.7(1)	$13.0
Other expenses:
Operating expenses	6.0	4.1	9.9	8.4
Depreciation	0.8	0.6	1.6	1.3
Other	0.2	0.5	0.5	1.8

(1)  Includes $4.9 million of income resulting from a March 2006 payment received from Palm      Beach County, Florida in exchange for the imposition of certain limitations on future      development of a marina owned by the Company.

Real Estate Operations - Discontinued

On June 2, 2006, GAFRI sold Chatham Bars Inn, a resort hotel located on Cape Cod, Massachusetts, for a price of $166 million. After sales expenses, contingencies and the write-off of certain deferred acquisition costs on annuities associated with the gain recognition, the Company recognized a pre-tax gain of approximately $48.7 million ($31.6 million after-tax, or $0.66 per share). The Company had owned and operated the hotel since 1993. The operating results and

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

gain on the sale of Chatham have been included in discontinued operations in the Consolidated Income Statement.

Also included in discontinued hotel operations in the Consolidated Income Statement are the results of the Driskill Hotel, which was sold in October 2005. See Note C - "Discontinued Operations" for revenues and expenses of Chatham Bars Inn and the Driskill Hotel.

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

Annuity benefits increased $1.1 million (1%) and $3.2 million (2%) in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005. This increase reflects higher annuity reserves due to internal growth and the acquisition of $290 million of reserves in January 2006, partially offset by lower average effective crediting rates.

Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. Management believes that significant changes in projected investment yields could result in charges (or credits) to earnings in the period the projections are modified.

Insurance Acquisition Expenses  Insurance acquisition expenses includes amortization of DPAC as well as a portion of commissions on sales of insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired. The increase in insurance acquisition expenses in 2006 reflects the growth in the Company's business as well as the acquisition of a block of annuities in January 2006.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Unanticipated spread compression, decreases in the stock market, and adverse mortality experience could lead to write-offs of DPAC in the future.

Interest and Debt Expenses  The decrease in interest and debt expenses in the second quarter and first six months of 2006 compared to the same periods in 2005 reflects the Company's repurchases of debt. In the fourth quarter of 2005, GAFRI repurchased $20.8 million principal amount of its 8-7/8% preferred securities; in the first six months of 2006, GAFRI repurchased $63.6 million of the Company's 6-7/8% Senior Notes. The effect of these repurchases was partially offset by a higher effective interest rate on the Company's floating rate debt.

Other Expenses  Other expenses increased $2.7 million (9%) and $2.8 million (4%) in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005 reflecting primarily higher expenses in the Company's supplemental lines of business.

Income Taxes  The effective tax rate on GAFRI's continuing operations approximated 34%-35% in the second quarter and first six months of 2006 and 2005.

Recent Accounting Standard

Income Taxes  In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48"), which is effective for fiscal years beginning after December 15, 2006. FIN 48 sets forth criteria for recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 requires that companies recognize the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure. Management is currently evaluating the impact of adopting this interpretation.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Item 3

Quantitative and Qualitative Disclosure of Market Risk

As of June 30, 2006, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure about Market Risk" in GAFRI's 2005 Form 10-K.

Item 4

Controls and Procedures

GAFRI's Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated GAFRI's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of June 30, 2006. Based on that evaluation, GAFRI's CEO and CFO concluded that these disclosure controls and procedures were effective. During the second quarter of 2006, there have been no changes in GAFRI's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, GAFRI's internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

GAFRI made the following purchases of its $1 par value common stock during the second quarter:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(a)

2nd Quarter 2006
April	600	$19.45	600	1,574,074

May	-	-	-	-

June	28,000	$19.49	28,000	1,546,074

(a)  Represents the remaining shares that may be repurchased under the Plan authorized by      GAFRI's Board of Directors in 2005.

Under GAFRI's stockholder-approved Stock Option Plan, 1,610 shares of GAFRI Common Stock were tendered in connection with the exercise of stock options for a total of 2,752 shares in the second quarter of 2006 (all at an average market price of $22.65 in April; none in May; and none in June).

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART II

OTHER INFORMATION - Continued

Item 4

Submission of Matters to a Vote of Security Holders

The Registrant's Annual Stockholders' Meeting was held May 18, 2006. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. All of the nominees for director proposed by the Registrant were elected to the Board of Directors.

The votes cast for, against, withheld and the number of abstentions and broker non-votes as to each matter voted on at the Annual Meeting are set forth below:
Election of Directors:	For	Against	Withheld	Abstain	Broker Non-Votes
Carl H. Lindner	43,621,892	N/A	1,562,637	N/A	N/A
S. Craig Lindner	43,703,113	N/A	1,481,416	N/A	N/A
Robert A. Adams	43,602,390	N/A	1,582,139	N/A	N/A
Kenneth C. Ambrecht	45,015,179	N/A	169,350	N/A	N/A
Ronald G. Joseph	45,005,538	N/A	178,991	N/A	N/A
John T. Lawrence III	45,007,197	N/A	177,332	N/A	N/A
William R. Martin	45,013,108	N/A	171,421	N/A	N/A
Charles R. Scheper	43,625,555	N/A	1,558,974	N/A	N/A

Approval of Non-Employee Directors Stock Compensation Plan	43,601,146	713,726	N/A	869,657	N/A

Ratification of Ernst & Young LLP as Accountants	45,127,880	47,940	N/A	8,709	N/A

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
GREAT AMERICAN FINANCIAL RESOURCES, INC.

August 8, 2006	BY:/s/Christopher P. Miliano
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 8, 2006	/s/ S. Craig Lindner S. Craig Lindner Chief Executive Officer

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 8, 2006	/s/ Christopher P. Miliano Christopher P. Miliano Chief Financial Officer

E-2

GREAT AMERICAN FINANCIAL RESOURCES, INC.

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

Pursuant to 18 USC Section 1350 as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Great American Financial Resources, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2006 (the "Report"), the undersigned officers of the Company, certify, pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

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

August 8, 2006

A signed original of this written statement will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

E-3