Form 10-Q
period 2006-09-30
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2006-11-08
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006	Commission File No. 1-11632

Incorporated under	IRS Employer I.D. No. 06-1356481
the Laws of Delaware

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

As of November 1, 2006, there were 47,501,994 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

TABLE OF CONTENTS

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

ITEM 1 - FINANCIAL STATEMENTS

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET - (UNAUDITED)

(Dollars in millions)

	September 30,	December 31,
	2006	2005
Assets
Investments:
Fixed maturities:
Available-for-sale - at fair value
(amortized cost - $8,898.1 and $8,825.9)	$ 8,908.3	$ 8,930.1
Trading securities - at fair value	279.8	271.9
Equity securities - at fair value
(cost - $236.6 and $185.7)	244.8	191.4
Mortgage loans on real estate	169.1	38.4
Real estate	77.3	118.3
Policy loans	264.9	258.7
Short-term investments	428.1	132.6
Total investments	10,372.3	9,941.4

Cash	90.9	21.7
Accrued investment income	117.2	117.6
Unamortized insurance acquisition costs	900.9	835.9
Reinsurance recoverable	677.4	257.3
Other assets	160.4	104.6
Variable annuity assets (separate accounts)	663.5	643.5

	$12,982.6	$11,922.0

Liabilities and Stockholders' Equity
Annuity benefits accumulated	$ 9,180.7	$ 8,417.3
Unearned revenue	106.0	118.2
Life, accident and health reserves	1,396.3	1,088.0
Long-term debt	275.2	341.8
Payable to affiliates, net	105.7	119.9
Deferred tax liability on unrealized gains	6.9	31.0
Accounts payable, accrued expenses and other liabilities	203.0	155.6
Variable annuity liabilities (separate accounts)	663.5	643.5
Total liabilities	11,937.3	10,915.3

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-47,471,248 and 47,256,092 shares outstanding	47.5	47.3
Capital surplus	413.8	409.0
Retained earnings	571.2	489.2
Unrealized gains on marketable securities, net	12.8	61.2
Total stockholders' equity	1,045.3	1,006.7

	$12,982.6	$11,922.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT - (UNAUDITED)

(In millions, except per share amounts)
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Life, accident and health premiums	$ 91.7	$ 73.2	$243.7	$220.3
Net investment income	150.1	137.3	447.7	415.0
Realized gains (losses) on:
Investments	(2.9)	3.4	(7.5)	4.9
Retirement of debt	(0.1)	-	(4.4)	-
Other income	33.0	22.1	79.3	63.9
	271.8	236.0	758.8	704.1
Costs and Expenses:
Annuity benefits	88.3	81.0	255.1	244.6
Life, accident and health benefits	69.1	62.5	200.0	182.4
Insurance acquisition expenses	38.3	26.7	100.6	85.0
Interest and debt expenses	5.6	7.1	17.5	20.9
Other expenses	40.0	38.9	107.2	103.3
	241.3	216.2	680.4	636.2

Operating earnings before income taxes	30.5	19.8	78.4	67.9
Provision for income taxes	10.7	7.0	27.4	23.6

Income from continuing operations	19.8	12.8	51.0	44.3
Discontinued Puerto Rican operations, net of tax	-	3.3	-	14.5
Discontinued hotel operations, net of tax	-	2.7	(0.6)	3.5
Gain on sale of discontinued hotel, net of tax	-	-	31.6	-

Net Income	$ 19.8	$ 18.8	$ 82.0	$ 62.3

Basic earnings per common share:
Continuing operations	$ 0.42	$ 0.27	$ 1.08	$ 0.94
Discontinued Puerto Rican operations	-	0.07	-	0.31
Discontinued hotel operations	-	0.06	(0.02)	0.07
Gain on sale of discontinued hotel	-	-	0.67	-

Net income	$ 0.42	$ 0.40	$ 1.73	$ 1.32

Diluted earnings per common share:
Continuing operations	$ 0.41	$ 0.27	$ 1.06	$ 0.93
Discontinued Puerto Rican operations	-	0.07	-	0.31
Discontinued hotel operations	-	0.05	(0.01)	0.07
Gain on sale of discontinued hotel	-	-	0.66	-

Net income	$ 0.41	$ 0.39	$ 1.71	$ 1.31

Average number of common shares:
Basic	47.4	47.1	47.4	47.1
Diluted	48.0	47.7	48.0	47.5

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (UNAUDITED)

(In millions)
	Nine months ended
	September 30,
	2006	2005
Common Stock:
Balance at beginning of period	$ 47.3	$ 47.1
Common Stock issued	0.3	0.4
Common Stock retired	(0.1)	(0.4)
Balance at end of period	$ 47.5	$ 47.1

Capital Surplus:
Balance at beginning of period	$409.0	$407.1
Common Stock issued	4.1	5.2
Common Stock retired	(1.5)	(5.8)
Agent stock option grants	0.2	-
Stock-based compensation expense	2.0	-
Balance at end of period	$413.8	$406.5

Retained Earnings:
Balance at beginning of period	$489.2	$424.0
Net income	82.0	62.3
Balance at end of period	$571.2	$486.3

Unrealized Gains (Losses), Net:
Balance at beginning of period	$ 61.2	$190.9
Change during period	(48.4)	(92.3)
Balance at end of period	$ 12.8	$ 98.6

Comprehensive Income (Loss)
Net income	$ 82.0	$ 62.3
Other comprehensive income (loss) - change in net
unrealized gains (losses) on marketable securities	(48.4)	(92.3)
Comprehensive income (loss)	$ 33.6	($ 30.0)

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS - (UNAUDITED)

(In millions)
	Nine months ended
	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$ 82.0	$ 62.3
Adjustments:
Increase in life, accident and health reserves	15.4	50.0
Benefits to annuity policyholders	255.1	246.5
Amortization of insurance acquisition costs	76.1	77.2
Depreciation and amortization	9.6	24.6
Realized (gains) losses on investments	7.4	(9.7)
Gain on sale of discontinued hotel	(48.7)	-
Realized loss on retirement of debt	4.4	-
Net trading portfolio activity	(10.8)	11.7
Increase in insurance acquisition costs	(114.6)	(94.0)
Decrease (increase) in reinsurance recoverable	(47.6)	0.9
Decrease in other assets	8.7	3.9
Increase in other liabilities	1.2	11.0
Increase (decrease) in payable to affiliates, net	(3.0)	17.3
Other, net	3.7	(0.5)
Net cash provided by operating activities	238.9	401.2

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,236.8)	(1,581.5)
Equity securities	(98.6)	(87.0)
Real estate, mortgage loans and other assets	(43.8)	(38.6)
Purchase of subsidiary	(204.4)	-
Cash and short-term investments of businesses acquired, net	217.8	-
Proceeds received from sale of Puerto Rican operations, net	27.2	-
Maturities and redemptions of fixed maturity investments	362.2	518.9
Sales of:
Fixed maturity investments	998.5	774.2
Equity securities	85.5	66.8
Real estate, mortgage loans and other assets	65.7	0.7
Increase in policy loans	(7.8)	(5.4)
Net cash provided by (used in) investing activities	165.5	(351.9)

Cash Flows from Financing Activities:
Fixed annuity receipts	914.3	632.5
Annuity surrenders, benefits and withdrawals	(898.6)	(688.4)
Net transfers from variable annuity assets	17.8	10.1
Additions to long-term debt	65.0	-
Reductions of long-term debt	(141.3)	(0.1)
Issuance of Common Stock	4.0	1.9
Retirement of Common Stock	(0.9)	(2.5)
Net cash used in financing activities	(39.7)	(46.5)

Net increase in cash and short-term investments	364.7	2.8
Beginning cash and short-term investments	154.3	170.2
Ending cash and short-term investments	$519.0	$ 173.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Description of the Company

Great American Financial Resources, Inc. ("GAFRI" or "the Company") through its subsidiaries, markets fixed, indexed and variable annuities, and various forms of supplemental insurance through independent agents.

American Financial Group, Inc. ("AFG") and its subsidiaries owned 81% of GAFRI's Common Stock at November 1, 2006.
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

Under a new tax agreement with AFG that became effective in 2006, GAFRI and its subsidiaries in the tax group will generally pay or recover taxes on a separate company tax return basis. The tax allocation agreements with AFG have not impacted the recognition of income tax expense and income tax payable in GAFRI's financial statements. If the AFG tax group utilizes any of GAFRI's net operating losses or deductions that originated prior to GAFRI's entering AFG's consolidated tax group, AFG will pay to GAFRI an amount equal to the benefit received.

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

Prior to the implementation of SFAS No. 123(R), GAFRI accounted for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under this method, no compensation expense for stock option grants was recognized because options were granted at exercise prices equal to the fair value of the shares at the dates of grant. See Note I - "Stockholders' Equity" for further information on stock options.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Earnings Per Share  Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: third quarter and first nine months of 2006 - 0.6 million shares each and third quarter and first nine months of 2005 - 0.6 million shares and 0.4 million, respectively.

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

	Three months ended		Nine months ended
Operations:	September 30,		September 30,
	2006	2005	2006	2005
Real estate revenues	$ -	$16.9	$3.9	$33.4
Real estate expenses	-	12.9	4.8	28.2
Pre-tax earnings (loss)	-	4.0	(0.9)	5.2
Benefit (provision) for income taxes	-	(1.3)	0.3	(1.7)

Net earnings (loss) from discontinued hotel operations	$ -	$ 2.7	($0.6)	$ 3.5

Included in real estate at December 31, 2005, was GAFRI's investment in Chatham Bars Inn of $38.5 million. The Company recognized an after-tax gain on the sale of Chatham of approximately $31.6 million ($0.66 per diluted share).

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

GA-PR's results are reflected as discontinued for all periods presented in the Consolidated Income Statement; Balance Sheet amounts prior to the sale have not been reclassified. The carrying amount of the major classes of GA-PR's assets and liabilities and a summary of the discontinued operations follow (in millions):

Assets:		December 31, 2005
Cash and investments		$207.7
Unamortized insurance acquisition costs ("DPAC")		21.8

Liabilities:
Insurance reserves		$181.0

Equity excluding unrealized gains		$ 39.4

	Three months ended	Nine months ended
Operations:	September 30, 2005	September 30, 2005
Premiums	$18.6	$ 56.0
Investment income	2.8	8.8
Realized gains	0.1	4.8

Pre-tax earnings	$ 2.9	$ 14.0
Benefit for income taxes	0.4	0.5
Net earnings from discontinued operations	$ 3.3	$ 14.5

In January 2006, GAFRI recognized an additional pre-tax loss of $0.5 million on the sale of GA-PR, offsetting a like amount of GA-PR earnings recorded prior to the sale.

D. Acquisitions

On August 7, 2006, GAFRI (parent) acquired all of the outstanding shares of Ceres Group, Inc. for approximately $204 million in cash (excluding $6.7 million of direct transaction costs), using cash on hand and borrowings under its bank line of credit. Prior to the acquisition, Ceres (through its two primary insurance subsidiaries, Continental General Insurance Company and Central Reserve Life Insurance Company) sold health and life insurance products through two primary business segments and had assets of approximately $770 million at December 31, 2005. Its senior segment includes Medicare supplement and other senior health, life and annuity products for individuals age 55 and over. Its medical segment included major medical health insurance for individuals, families, associations and small businesses.

In connection with the acquisition, Ceres' insurance subsidiaries entered into a reinsurance agreement under which all of Ceres' medical business was ceded to an unaffiliated company. Immediately prior to the completion of the acquisition, half of Ceres' in-force senior business was ceded to an unaffiliated company. Ceres' insurance subsidiaries received pre-tax ceding commissions totaling $64 million in connection with the reinsurance. Also prior to the acquisition, the insurance subsidiaries paid dividends totaling $68 million to Ceres. Following the acquisition, Ceres distributed $60 million to GAFRI. GAFRI used a portion of the distribution to repay all amounts borrowed under its bank line in connection with the acquisition. The operating results of Ceres are reflected in the accompanying financial statements since the date of acquisition.

GAFRI believes the acquisition of Ceres strengthens its Medicare Supplement operations by placing GAFRI in the top 10 in the U.S. in terms of Medicare Supplement premiums. In addition, GAFRI views this acquisition as (i) an effective use of its excess capital, (ii) a source of premium and earnings diversification, and (iii) a means of broadening its distribution capabilities through Ceres' captive agency force. GAFRI expects the retained Ceres business to generate about $150 million in statutory premiums in 2007.

The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". The following table presents the preliminary allocations of the aggregate purchase price for the Ceres acquisition based on their estimated fair values. Such amounts are subject to change upon finalizing valuations.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in millions):

Cash paid to Ceres shareholders	$204.4
Direct acquisition costs (paid by Ceres)	6.7
Total purchase price (including costs paid by Ceres)	$211.1

Allocation of purchase price:
Cash and investments	$350.8
Present value of future profits acquired ("PVFP")	53.5
Reinsurance recoverable	409.9
Goodwill	11.9
Other assets	32.0
Insurance liabilities	(603.0)
Other liabilities	(44.0)
Total purchase price (including costs paid by Ceres)	$211.1

Pro forma results of operations for the three and nine months ended September 30, 2006, assuming the acquisition of Ceres had taken place at the beginning of 2006, would not differ significantly from actual reported results.

In January 2006, GALIC acquired, through a reinsurance transaction, the fixed annuity block written by Old Standard Life Insurance Company. As part of the assets received in the reinsurance transaction, GALIC also acquired the stock of Old West Annuity and Life Insurance Company. In total, the transaction resulted in an increase of approximately $280 million in both annuity benefits accumulated and cash and investments, including a payment (negative ceding commission) from the seller of approximately $9 million.

E. Segments of Operations

GAFRI manages its business as four segments: (i) annuity operations; (ii) supplemental insurance; (iii) life operations; and (iv) corporate and other, which include holding company assets and costs as well as interest and other debt expenses.

Revenue from GAFRI's annuity operations consists primarily of investment income as well as operating revenues from its real estate investments.  GAFRI's annuity products are sold through independent agents to employees of primary and secondary educational institutions and in the non-qualified markets.  GAFRI is engaged in a variety of real estate operations including hotels and marinas.

GAFRI's supplemental insurance businesses (United Teacher Associates Insurance Company ("UTA"), Loyal American Life Insurance Company, Continental General Insurance Company and Central Reserve Life Insurance Company) primarily offer a variety of Medicare Supplement and limited benefit policies to supplement primary health insurance and other insurance coverage. These products are offered primarily through independent agents.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table shows (in millions) GAFRI's revenues and operating profit by significant business segment.

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005
Revenues
Fixed annuity operations	$131.4	$120.9	$393.6	$368.9
Variable annuity operations	5.7	5.7	17.6	17.2
Real estate operations	9.7	7.2	27.4(1)	20.3
Total annuity operations	146.8	133.8	438.6	406.4

Supplemental insurance operations	107.1	77.0	266.0	227.6
Life operations	17.5	18.8	54.2	57.3
Corporate and other	3.4	3.0	11.9	7.9
Total operating revenues	274.8	232.6	770.7	699.2

Realized gains (losses)	(3.0)	3.4	(11.9)	4.9
Total revenues per income statement	$271.8	$236.0	$758.8	$704.1

Operating profit - pre-tax
Fixed annuity operations	$ 23.7	$ 23.6	$ 77.2	$ 69.7
Variable annuity operations	0.7	0.6	2.1	2.0
Real estate operations:
Operating cash flow	2.7	1.8	5.5	6.4
Depreciation and other	(1.5)	(1.2)	1.4(1)	(4.3)
Total annuity operations	25.6	24.8	86.2	73.8

Supplemental insurance operations	12.7(2)	6.6	16.9	20.4
Life operations	1.9	1.7	6.0	1.3
Corporate and other:
Interest and other debt expenses	(5.6)	(7.1)	(17.5)	(20.9)
Other	(1.1)	(9.6)(3)	(1.3)	(11.6)(3)
Pre-tax earnings from continuing operations	33.5	16.4	90.3	63.0

Realized gains (losses)	(3.0)	3.4	(11.9)	4.9
Total operating earnings before income taxes per income statement	$ 30.5	$ 19.8	$ 78.4	$ 67.9

  Year-to-date 2006 amount includes $4.9 million of income resulting from a March 2006 payment received from Palm Beach County, Florida in exchange for the imposition of certain limitations on future development of a marina owned by the Company.
  Includes $3.4 million reduction in Medicare supplement IBNR reserves due to favorable claim development in that line of business.
  Includes pre-tax charge of $9.5 million related to environmental liabilities at the Company's former manufacturing operations.

F. Mortgage Loans on Real Estate

Included in mortgage loans at September 30, 2006 is an $86 million mortgage loan issued in connection with the sale of Chatham Bars Inn.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

G. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	September 30,	December 31,
	2006	2005

Deferred policy acquisition costs ("DPAC")	$718.0	$726.1
Sales inducements	87.1	73.0
Unrealized DPAC adjustment*	1.4	(17.3)
PVFP	94.4	54.1
	$900.9	$835.9

   *Reflects the change in DPAC assuming the unrealized gains or losses on securities had actually been realized. See Note B - "Accounting Policies."

The decrease in DPAC reflects the January 2006 sale of GA-PR. The increase in PVFP reflects the acquisition of Ceres, partially offset by the sale of GA-PR. The PVFP amounts in the table above are net of $67.5 million and $82.5 million of accumulated amortization at September 30, 2006 and December 31, 2005, respectively. Amortization of the PVFP was $2.8 million in the third quarter of 2006 and $6.0 million in the first nine months of 2006 compared to $1.3 million in the third quarter of 2005 and $6.4 million in the first nine months of 2005.

H. Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30,	December 31,
	2006	2005

Direct obligations of GAFRI	$ 0.8	$ 1.0
Obligations of AAG Holding (guaranteed by GAFRI):
7-1/2% Senior Debentures due 2033	112.5	112.5
6-7/8% Senior Notes due 2008	33.6	100.0
7-1/4% Senior Debentures due 2034	86.3	86.3
	233.2	299.8

Payable to Subsidiary Trusts:
AAG Holding 8-7/8% Subordinated Debentures due 2027	22.0	22.0
AAG Holding 7.35% Subordinated Debentures due 2033	20.0	20.0
	42.0	42.0
	$275.2	$341.8

To achieve a desired balance between fixed and variable rate debt, GAFRI entered into interest rate swaps which effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9% (effective rate of approximately 8.3% and 7.4% at September 30, 2006 and December 31, 2005, respectively).

In the first nine months of 2006, GAFRI repurchased $66.4 million principal amount of its 6-7/8% Senior Notes for $68.7 million in cash. In connection with the repurchase, GAFRI paid an additional $2.0 million to effectively terminate the portion of the interest rate swap that covered the repurchased debt; the cost to terminate the portion of the swap is included in the loss on retirement of debt in the Consolidated Income Statement.

In March 2006, the Company replaced its existing $165 million bank credit agreement with a new $500 million five-year revolving credit facility shared with AFG. Under terms of the new agreement, GAFRI may borrow up to $175 million with the ability to borrow up to $200 million, conditioned on AFG not borrowing in excess of $300 million. AFG has agreed with GAFRI not to borrow more than $325 million under the credit facility and has agreed to guarantee amounts borrowed by GAFRI. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating. No amounts were borrowed under these agreements at September 30, 2006 or December 31, 2005.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At September 30, 2006, GAFRI had virtually no scheduled principal payments on debt for the next five years other than AAG Holding's Senior Notes due in 2008.

I. Stockholders' Equity

At September 30, 2006, there were 6.5 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans. As of that date, options for 3.7 million shares were outstanding. Under these plans, the exercise price of each option equals the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant. Options generally expire ten years after the date of grant. In the first nine months of 2006, 284,503 shares of Common Stock were issued upon the exercise of stock options. In connection with certain of these exercises, 30,653 shares were delivered as payment of the exercise price and these shares were retired. Data for stock options issued under GAFRI's stock option plans is presented below:

	Shares	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	3,351,755	$17.12

Granted	683,533	$19.42
Exercised	(284,503)	$15.03
Forfeited/Cancelled	(90,425)	$19.33
Outstanding at September 30, 2006	3,660,360	$17.66	5.9 years	$12.7

Options exercisable September 30, 2006	2,218,000	$17.87	4.5 years	$7.5

Options available for grant at September 30, 2006	2,879,046

The total intrinsic value of options exercised during the first nine months of 2006 and 2005 was $1.5 million and $2.6 million, respectively. During the first nine months of 2006, GAFRI received $3.6 million from the exercise of stock options. The total tax benefit realized from the exercises was $0.4 million.

GAFRI uses the Black-Scholes option-pricing model to calculate the fair value of its option grants. Expected volatility is based on historical volatility (after consideration of other factors). Beginning with grants made in 2006, GAFRI calculates historical volatility using daily prices. GAFRI began using the SEC's simplified method of calculating expected term with its 2006 grants. The fair value of options granted in the first nine months of 2006 and 2005 was $6.50 per share and $5.24 per share, respectively, based on the following assumptions: dividend yield of less than 1%; expected volatility of 20%; risk-free interest rate of 4.6% in 2006 and 4.3% in 2005; and expected option life of 6.5 years for 2006 and 7.5 years for 2005.

GAFRI's total stock compensation expense for the third quarter and first nine months of 2006 was $0.6 million and $1.7 million, respectively. Related tax benefits totaled $0.1 million for the third quarter and $0.3 million for the nine months. As of September 30, 2006, there was a total of $6.2 million of total unrecognized compensation expense related to nonvested stock options granted under GAFRI's plan. That cost is expected to be recognized over a weighted average of 3.5 years.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table illustrates the effect on net income (in millions) and earnings per share, had compensation cost been recognized and determined based on the "fair values" at grant dates consistent with the method used beginning in 2006.

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net income, as reported	$18.8	$62.3
Pro forma stock option expense, net of tax	(0.4)	(1.2)

Adjusted net income	$18.4	$61.1

Earnings per share (as reported):
Basic	$0.40	$1.32
Diluted	$0.39	$1.31

Earnings per share (adjusted):
Basic	$0.39	$1.30
Diluted	$0.38	$1.29

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

K. Additional Information

Statutory Information  Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	September 30,	December 31,
	2006	2005
Capital and surplus	$606.3	$638.0
Asset valuation reserve	86.3	84.6
Interest maintenance reserve	-	10.1

Nine months ended September 30,
	2006	2005
Pre-tax income from operations	$ 65.1	$82.5
Net income	109.3	62.0

The maximum amount of dividends payable by GALIC in 2006 without prior regulatory approval is $148 million. In the first nine months of 2006, GALIC paid $147.7 million in dividends to GAFRI.

Variable Annuities  At September 30, 2006, the aggregate guaranteed minimum death benefit value (assuming every policyholder died) on all of GAFRI's variable annuity policies exceeded the fair value of the underlying variable annuities by $72 million compared to $83 million at December 31, 2005. Death benefits paid in excess of the variable annuity account balances were $0.3 million and $0.6 million in the first nine months of 2006 and 2005, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Condensed Consolidating Information GAFRI has guaranteed all of the outstanding debt of AAG Holding. Condensed (unaudited) consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	ALL OTHER	CONS
SEPTEMBER 30, 2006	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 33.2	$ -	$10,430.1	($ 0.1)	$10,463.2
Investment in subsidiaries	968.8	1,219.5	24.2	(2,212.5)	-
Notes receivable from subs	102.4	-	-	(102.4)	-
Unamortized insurance acquisition costs	-	-	900.9	-	900.9
Other assets	24.6	7.5	884.1	38.8	955.0
Variable annuity assets (separate accounts)	-	-	663.5	-	663.5
	$1,129.0	$1,227.0	$12,902.8	($2,276.2)	$12,982.6

Liabilities and Stockholders' Equity
Insurance liabilities	$ -	$ -	$10,688.1	($ 5.1)	$10,683.0
Notes payable to GAFRI	-	102.4	-	(102.4)	-
Other long-term debt	0.9	396.7	-	(122.4)	275.2
Other liabilities	82.8	11.4	230.6	(9.2)	315.6
Variable annuity liabilities (separate accounts)	-	-	663.5	-	663.5
	83.7	510.5	11,582.2	(239.1)	11,937.3

Total stockholders' equity	1,045.3	716.5	1,320.6	(2,037.1)	1,045.3
	$1,129.0	$1,227.0	$12,902.8	($2,276.2)	$12,982.6

DECEMBER 31, 2005

Assets
Cash and investments	$ 64.6	$ 0.3	$ 9,898.2	$ -	$ 9,963.1
Investment in subsidiaries	894.2	1,312.8	24.8	(2,231.8)	-
Notes receivable from subs	104.3	-	-	(104.3)	-
Unamortized insurance acquisition costs	-	-	835.9	-	835.9
Other assets	23.4	7.3	405.1	43.7	479.5
Variable annuity assets (separate accounts)	-	-	643.5	-	643.5
	$1,086.5	$1,320.4	$11,807.5	($2,292.4)	$11,922.0

Liabilities and Stockholders' Equity
Insurance liabilities	$ -	$ -	$ 9,628.4	($ 4.9)	$ 9,623.5
Notes payable to GAFRI	-	102.4	1.9	(104.3)	-
Other long-term debt	1.0	396.7	-	(55.9)	341.8
Other liabilities	78.8	7.6	222.9	(2.8)	306.5
Variable annuity liabilities (separate accounts)	-	-	643.5	-	643.5
	79.8	506.7	10,496.7	(167.9)	10,915.3

Total stockholders' equity	1,006.7	813.7	1,310.8	(2,124.5)	1,006.7
	$1,086.5	$1,320.4	$11,807.5	($2,292.4)	$11,922.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
SEPTEMBER 30, 2006	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ 91.7	$ -	$ 91.7
Net investment income and other revenue	8.1	(0.1)	176.9	(4.8)	180.1
Equity in earnings of subsidiaries	25.0	34.5	-	(59.5)	-
	33.1	34.4	268.6	(64.3)	271.8

Costs and Expenses:
Insurance benefits and expenses	-	-	195.7	-	195.7
Interest and debt expenses	0.1	10.3	-	(4.8)	5.6
Other expenses	2.5	2.3	35.2	-	40.0
	2.6	12.6	230.9	(4.8)	241.3

Earnings before income taxes	30.5	21.8	37.7	(59.5)	30.5
Provision for income taxes	10.7	7.6	13.2	(20.8)	10.7

Net income	$19.8	$14.2	$ 24.5	($ 38.7)	$ 19.8

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2006

Revenues:
Life, accident and health premiums	$ -	$ -	$243.7	$ -	$243.7
Net investment income and other revenue	21.2	(2.2)	509.6	(13.5)	515.1
Equity in earnings of subsidiaries	64.8	148.1	-	(212.9)	-
	86.0	145.9	753.3	(226.4)	758.8

Costs and Expenses:
Insurance benefits and expenses	-	-	555.7	-	555.7
Interest and debt expenses	0.1	31.0	-	(13.6)	17.5
Other expenses	7.5	6.6	93.1	-	107.2
	7.6	37.6	648.8	(13.6)	680.4

Earnings before income taxes	78.4	108.3	104.5	(212.8)	78.4
Provision for income taxes	27.4	38.0	36.6	(74.6)	27.4

Income from continuing operations	51.0	70.3	67.9	(138.2)	51.0
Discontinued hotel operations, net of tax	(0.6)	-	(0.6)	0.6	(0.6)
Gain on sale of discontinued hotel, net of tax	31.6	-	31.6	(31.6)	31.6

Net income	$82.0	$70.3	$ 98.9	($169.2)	$ 82.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
SEPTEMBER 30, 2005	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$ 73.2	$ -	$ 73.2
Net investment income and other revenue	5.3	-	160.5	(3.0)	162.8
Equity in earnings of subsidiaries	26.0	41.5	-	(67.5)	-
	31.3	41.5	233.7	(70.5)	236.0

Costs and Expenses:
Insurance benefits and expenses	-	-	170.2	-	170.2
Interest and debt expenses	0.1	10.3	-	(3.3)	7.1
Other expenses	11.4	1.5	26.0	-	38.9
	11.5	11.8	196.2	(3.3)	216.2

Earnings before income taxes	19.8	29.7	37.5	(67.2)	19.8
Provision for income taxes	7.0	10.3	13.0	(23.3)	7.0

Income from continuing operations	12.8	19.4	24.5	(43.9)	12.8
Discontinued Puerto Rican operations, net	3.3	-	3.3	(3.3)	3.3
Discontinued hotel operations, net of tax	2.7	-	2.7	(2.7)	2.7

Net income	$18.8	$ 19.4	$ 30.5	($ 49.9)	$ 18.8

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2005

Revenues:
Life, accident and health premiums	$ -	$ -	$220.3	$ -	$220.3
Net investment income and other revenue	15.4	-	477.5	(9.1)	483.8
Equity in earnings of subsidiaries	68.5	107.8	-	(176.3)	-
	83.9	107.8	697.8	(185.4)	704.1

Costs and Expenses:
Insurance benefits and expenses	-	-	512.0	-	512.0
Interest and debt expenses	0.1	30.5	-	(9.7)	20.9
Other expenses	15.9	4.5	82.9	-	103.3
	16.0	35.0	594.9	(9.7)	636.2

Earnings before income taxes	67.9	72.8	102.9	(175.7)	67.9
Provision for income taxes	23.6	25.2	35.4	(60.6)	23.6

Income from continuing operations	44.3	47.6	67.5	(115.1)	44.3
Discontinued Puerto Rican operations, net	14.5	-	14.5	(14.5)	14.5
Discontinued hotel operations, net of tax	3.5	-	3.5	(3.5)	3.5

Net income	$62.3	$ 47.6	$ 85.5	($133.1)	$ 62.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE NINE MONTHS ENDED		AAG	ALL OTHER	CONS
SEPTEMBER 30, 2006	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$ 82.0	$ 70.3	$ 98.9	($169.2)	$ 82.0
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(73.5)	(96.3)	-	169.8	-
Increase in life, accident and health reserves	-	-	15.4	-	15.4
Benefits to annuity policyholders	-	-	255.1	-	255.1
Amortization of insurance acquisition costs	-	-	76.1	-	76.1
Depreciation and amortization	2.9	1.3	5.4	-	9.6
Realized losses on investments	1.4	-	5.7	0.3	7.4
Gain on sale of discontinued hotel	-	-	(48.7)	-	(48.7)
Realized loss on retirement of debt	2.2	2.2	-	-	4.4
Net trading portfolio activity	-	-	(10.8)	-	(10.8)
Increase in insurance acquisition costs	-	-	(114.6)	-	(114.6)
Increase in reinsurance recoverable	-	-	(47.6)	-	(47.6)
Decrease (increase) in other assets	(0.4)	(0.2)	9.3	-	8.7
Increase (decrease) in other liabilities	0.7	6.1	(5.6)	-	1.2
Increase (decrease) in payable to affiliates, net	6.1	(2.3)	(6.8)	-	(3.0)
Capital contribution from parent (to subsidiary)	(92.6)	92.6	-	-	-
Dividends from subsidiaries(to parent)	271.7	(63.7)	(208.0)	-	-
Other, net	(0.4)	(8.4)	13.4	(0.9)	3.7
	200.1	1.6	37.2	-	238.9

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	(1,379.2)	-	(1,379.2)
Purchase of subsidiary	(204.4)	-	-	-	(204.4)
Proceeds received from sale of Puerto Rican operations, net	37.5	-	(10.3)	-	27.2
Maturities and redemptions of fixed maturity investments	1.2	-	361.0	-	362.2
Cash and short-term investments of businesses acquired, net	-	-	217.8	-	217.8
Sales of investments and other assets	37.0	-	1,112.7	-	1,149.7
Increase in policy loans	-	-	(7.8)	-	(7.8)
	(128.7)	-	294.2	-	165.5

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	914.3	-	914.3
Annuity surrenders, benefits and withdrawals	-	-	(898.6)	-	(898.6)
Net transfers from variable annuity assets	-	-	17.8	-	17.8
Additions to long-term debt	-	65.0	-	-	65.0
Reductions of long-term debt	(68.9)	(66.9)	(5.5)	-	(141.3)
Issuance of Common Stock	4.0	-	-	-	4.0
Retirement of Common Stock	(0.9)	-	-	-	(0.9)
	(65.8)	(1.9)	28.0	-	(39.7)

Net increase in cash and short-term investments	5.6	(0.3)	359.4	-	364.7
Beginning cash and short-term investments	7.9	0.3	146.1	-	154.3

Ending cash and short-term investments	$ 13.5	$ -	$ 505.5	$ -	$ 519.0

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

Index to MD&A

Page			Page
Forward-Looking Statements	22	Results of Operations	28
General	22	General	28
Overview	23	Income Items	29
Critical Accounting Policies	23	Expense Items	31
Liquidity and Capital Resources	24
Ratios	24
Sources and Uses of Funds	24
Independent Ratings	25
Investments	26

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

OVERVIEW

Financial Condition

Over the last several years, GAFRI has significantly strengthened its capital and liquidity. Since December 31, 2002, stockholders' equity (excluding unrealized gains and losses on fixed maturities) has grown more than $348 million (51%) to $1.0 billion and its debt to total capital decreased from more than 36% to 21%; in addition, the adjusted capital of GAFRI's largest insurance subsidiary increased nearly $220 million (45%) to $704 million.

Results of Operations

Through the operations of its insurance subsidiaries, GAFRI is engaged in the sale of retirement annuities and various forms of Medicare supplement and other supplemental insurance products.

GAFRI's net income for the third quarter of 2006 was $19.8 million ($0.41 per diluted share) compared to $18.8 million ($0.39 per diluted share) for the same period in 2005. The increase reflects improved results in each of the Company's lines of business, including results of acquisitions and a $3.4 million reduction of supplemental insurance IBNR reserves in the Medicare supplement business of GAFRI's subsidiary, United Teacher Associates ("UTA"); in addition, 2005 net income included a third quarter environmental charge of $9.5 million relating to the Company's former manufacturing operations. These items were partially offset by realized investment losses in 2006 compared to gains in 2005, and the impact of selling Great American Life Assurance Company of Puerto Rico ("GA-PR") in January 2006 and Chatham Bars Inn in June 2006 (See Note C - "Discontinued Operations").

GAFRI's net income for the first nine months of 2006 was $82.0 million ($1.71 per diluted share), compared to $62.3 million ($1.31 per diluted share) for the same period in 2005. The improvements in 2006 reflect (i) a $31.6 million after-tax gain on the sale of Chatham; (ii) improvements in GAFRI's fixed annuity operations resulting primarily from the January 2006 acquisition of an annuity block of business and higher real estate income; and (iii) higher earnings in GAFRI's runoff life operations resulting from an improvement in mortality experience and lower expenses. As mentioned above, results for 2005 reflected a third quarter environmental charge of $9.5 million relating to the Company's former manufacturing operations. These items were partially offset by (i) a decrease in supplemental insurance operations earnings in the first half of 2006, which resulted from the effects of lower first year premiums, higher lapses and higher loss experience at UTA; (ii) realized investment losses in 2006 compared to gains in 2005, (iii) loss on the retirement of debt; and (iv) the impact of selling GA-PR in January 2006 and Chatham in June 2006.

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

	September 30,	December 31,
	2006	2005	2004
Consolidated Debt	$ 275	$ 342	$ 363
Stockholders' Equity	1,038	949	895
Total Capital	$1,313	$1,291	$1,258

Consolidated Debt to Capital	21.0%	26.5%	28.9%

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 2006, the capital ratio of GAFRI's principal insurance subsidiary was 6.6 times its authorized control level RBC.

Sources and Uses of Funds

Parent Holding Company Liquidity  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions from Great American Life Insurance Company ("GALIC"), bank borrowings and cash and investments on hand.  Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC in 2006 without prior regulatory approval is $148 million. In the first nine months of 2006, GALIC paid $147.7 million in dividends to GAFRI.

In March 2006, the Company replaced its existing credit agreement with a new $500 million five-year credit facility shared with its parent company American Financial Group, Inc. Under terms of the new agreement, GAFRI may borrow up to $175 million with the ability to borrow up to $200 million, conditioned on AFG not borrowing in excess of $300 million. No amounts were outstanding under this agreement at September 30, 2006. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating; GAFRI's current rate would be 0.6% over LIBOR. Under a currently effective shelf registration, GAFRI and AAG Holding can issue up to $250 million in additional equity or debt securities.

On August 7, 2006, GAFRI (parent) acquired all of the outstanding shares of Ceres Group Inc. for $204.4 million in cash. To fund the acquisition, GAFRI used cash on hand and borrowings under its bank line. Following the acquisition, Ceres distributed $60 million to GAFRI. GAFRI used a portion of the distribution to repay all amounts borrowed under its bank line in connection with the acquisition.

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

In GAFRI's annuity business, where profitability is largely dependent on earning a "spread" between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. With declining rates, GAFRI receives some protection due to the ability to lower crediting rates, subject to guaranteed minimums. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on GAFRI's annuity products. Annuity surrenders

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

totaled approximately $221 million and $643 million in the third quarter and first nine months of 2006 compared to $160 million and $452 million in the comparable 2005 periods. Management believes the increase in surrenders is due to (i) the higher interest rate environment; (ii) recent acquisitions of blocks of annuity business; and (iii) policies coming out of their surrender charge periods.

In recent years, the Company's insurance subsidiaries have entered into several reinsurance transactions in connection with (i) the sale of GA-PR; (ii) the acquisition of Ceres and (iii) certain of its life and supplemental insurance operations. These transactions provided additional capital and liquidity and were entered into in the normal course of business in order to exit certain lines, fund acquisitions and transfer risk. The Company may enter into additional reinsurance transactions in the future.

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

Following are the Company's insurance ratings as of September 30, 2006:

Standard
	A.M. Best	Fitch	& Poor's
GALIC*	A (Excellent)	A+ (Strong)	A- (Strong)
AILIC	A (Excellent)	A+ (Strong)	A- (Strong)
Loyal	A (Excellent)	A+ (Strong)	Not rated
UTA	A- (Excellent)	Not rated	Not rated

*GALIC is rated A3 (good financial security) by Moody's. Continental General and Central Reserve Life are rated "A" by Fitch.

GAFRI recently received a "positive" outlook from Moody's. All of the other ratings carry a "stable" outlook. In evaluating a company, independent rating agencies review such factors as the company's: (i) capital adequacy; (ii) profitability; (iii) leverage and liquidity; (iv) book of business; (v) quality and estimated market value of assets; (vi) adequacy of policy reserves; (vii) experience and competency of management; (viii) operating profile; and (ix) risk management.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Investments  At September 30, 2006, GAFRI's investment portfolio contained $8.9 billion in "Fixed maturities" classified as available-for-sale, which are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity on an after-tax basis. At September 30, 2006, GAFRI had pre-tax net unrealized gains of $10 million on fixed maturities and net unrealized gains of $8 million on equity securities.

GAFRI invests primarily in fixed income investments that, including loans and short-term investments, comprised 97% of its investment portfolio at September 30, 2006. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At September 30, 2006, approximately 94% of GAFRI's Insurance Companies' fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At September 30, 2006, the mortgage-backed securities ("MBSs") portfolio represented approximately 30% of the Insurance Companies' investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates.

More than 95% of the Insurance Companies' MBSs are rated "AAA" with substantially all being investment grade quality. The market that these securities trade in is highly liquid. Aside from interest rate risk referred to above, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at September 30, 2006, is shown in the following table (dollars in millions). Approximately $78 million of available-for-sale "Fixed Maturities" and $8 million of "Equity Securities" had no unrealized gains or losses at September 30, 2006.

	Securities with Unrealized	Securities with Unrealized
Available-for-sale Fixed Maturities	Gains	Losses
Fair value of securities	$4,036	$4,794
Amortized cost of securities	$3,920	$4,900
Gross unrealized gain (loss)	$ 116	($ 106)
Fair value as % of amortized cost	103%	98%
Number of security positions	1,017	763
Number individually exceeding $2 million gain or loss	1	-
Concentration of gains or (losses) by type or industry
(exceeding 5% of unrealized):
Mortgage-backed securities	$ 17.5	($ 49.9)
Banks, savings and credit institutions	14.8	(11.8)
Gas and electric services	13.8	(6.4)
Insurance companies	8.7	(6.3)
Percentage rated investment grade	92%	95%

Equity Securities
Fair value of securities	$169	$68
Cost of securities	$150	$79
Gross unrealized gain (loss)	$ 19	($11)
Fair value as % of cost	113%	86%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below sets forth the scheduled maturities of GAFRI's available-for-sale fixed maturity securities at September 30, 2006, based on their fair values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	4%	-%
After one year through five years	24	7
After five years through ten years	41	42
After ten years	13	7
	82	56
Mortgage-backed securities	18	44
	100%	100%

*Excludes $78 million of fixed maturities with no unrealized gains or losses.

GAFRI realized aggregate losses of $6.6 million during the first nine months of 2006 on $149.1 million in sales of fixed maturity securities (five issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2005. These securities were "AAA" rated mortgage-backed securities that decreased in fair value by an aggregate of $3.0 million from year-end 2005 to the sale date due to an increase in the general level of interest rates. None of the securities were sold out of a necessity to raise cash.

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

The table below (dollars in millions) summarizes the unrealized gains and losses on all securities by dollar amount.
Fixed Maturities at September 30, 2006	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis

Securities with unrealized gains:
Exceeding $500,000 (39 issues)	$ 419	$ 33	108.5%
Less than $500,000 (978 issues)	3,617	83	102.3%
	$4,036	$116	103.0%

Securities with unrealized losses:
Exceeding $500,000 (54 issues)	$1,082	($ 41)	96.3%
Less than $500,000 (709 issues)	3,712	(65)	98.3%
	$4,794	($106)	97.8%

Equity Securities at September 30, 2006

Securities with unrealized gains:
Exceeding $500,000 (14 issues)	$118	$ 15	114.6%
Less than $500,000 (29 issues)	51	4	108.5%
	$169	$ 19	112.7%

Securities with unrealized losses:
Exceeding $500,000 (4 issues)	$ 24	($ 9)	72.7%
Less than $500,000 (16 issues)	44	(2)	95.7%
	$ 68	($ 11)	86.1%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The following table (dollars in millions) summarizes the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.
Fixed Maturities with Unrealized Losses at September 30, 2006	Aggregate Fair Value	Aggregate Unrealized Gain(Loss)	Fair Value as % of Cost Basis

Investment grade with losses for:
One year or less (426 issues)	$2,566	($ 32)	98.8%
Greater than one year (255 issues)	1,985	(66)	96.8%
	$4,551	($ 98)	97.9%

Non-investment grade with losses for:
One year or less (57 issues)	$ 130	($ 5)	96.3%
Greater than one year (25 issues)	113	(3)	97.4%
	$ 243	($ 8)	96.8%

Equity Securities with Unrealized
Losses at September 30, 2006

One year or less (18 issues)	$ 58	($ 10)	85.3%
Greater than one year (2 issues)	10	(l)	90.9%
	$ 68	($ 11)	86.1%

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

RESULTS OF OPERATIONS

General  As shown in Note E - "Segments of Operations", GAFRI reported pre-tax earnings from continuing operations of $33.5 million for the third quarter of 2006 compared to $16.4 million in the 2005 third quarter. Results from the 2005 quarter included a $9.5 million pre-tax charge related to environmental liabilities at the Company's former manufacturing operations. Excluding this charge, pre-tax earnings from continuing operations increased $7.6 million in the third quarter of 2006 over the same period in 2005. The increase primarily reflects (i) improved results in each of the Company's lines of business, including the results of acquisitions, and a $3.4 million reduction of supplemental insurance IBNR reserves due to favorable claims development in the Medicare supplement business; and (ii) earnings on the proceeds received in connection with the sale of GA-PR.

Excluding the third quarter 2005 environmental charge, pre-tax earnings from continuing operations increased $17.8 million in the first nine months of 2006 compared to the same period in 2005. This increase reflects (i) improvements in GAFRI's fixed annuity operations resulting primarily from the January 2006 acquisition of an annuity block of business and higher real estate income, (ii) higher earnings in GAFRI's runoff life operations resulting from an

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

improvement in mortality experience and lower expenses and (iii) earnings on the proceeds received in connection with the sale of GA-PR. These items more than offset a decrease in earnings in GAFRI's supplemental insurance operations in the first half of 2006. See "Life, Accident and Health Premiums and Benefits" below.

Statutory Annuity Premiums  The following table summarizes GAFRI's statutory annuity sales (in millions):

Three months ended September 30,			Nine months ended September 30,
Annuity Premiums	2006	2005	2006	2005
403(b) Fixed and Indexed Annuities:
First Year	$ 14	$ 10	$ 39	$ 29
Renewal	27	26	100	95
Single Sum	86	23	158	57
Subtotal	127	59	297	181

Non-403(b) Fixed Annuities	92	81	258	353
Non-403(b) Indexed Annuities	164	17	295	25
Variable Annuities	19	22	67	70
Total Annuity Premiums	$402	$179	$917	$629

Statutory annuity premiums in the third quarter of 2006 were more than double the premiums of the third quarter 2005. This increase primarily reflects substantially higher fixed indexed-annuity premiums; the Company re-entered this market in the second quarter of 2005.

Statutory annuity premiums in the first nine months of 2006 were 46% higher than the same 2005 period. Premiums in the first nine months of 2005 included approximately $100 million of traditional fixed annuity premiums received in January 2005 from policyholders of an unaffiliated company in rehabilitation who chose to transfer their funds to GAFRI. Excluding the $100 million, GAFRI's premiums in the first nine months of 2006 were 73% higher than the same period in 2005, also due primarily to higher fixed indexed-annuity sales as well as higher sales of traditional annuities in GAFRI's 403(b) segment.

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions):

Three months ended September 30,			Nine months ended September 30,
Premiums	2006	2005	2006	2005
Supplemental insurance operations (1)
First year	$14	$12	$ 33	$ 37
Renewal	70	52	185	155
Cincinnati life operations (in runoff)	8	9	26	28
	$92	$73	$244	$220

Benefits
Supplemental insurance operations	$58 (2)	$51	$167	$146
Cincinnati life operations (in runoff)	11	11	33	36
	$69	$62	$200	$182

Ratio of Supplemental benefits to Supplemental premiums	69%(2)	80%	77%	76%

  2006 includes premiums from Ceres since its acquisition in August 2006.
  Benefits in the third quarter reflect a $3.4 million reduction of supplemental insurance   IBNR reserves due to favorable claims development in the Medicare Supplement business.

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

Net Investment Income  Net investment income increased $12.8 million (9%) and $32.7 million (8%) in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005 due primarily to an increase in average invested assets of approximately $700 million (8%). Both years included approximately $10 million in income primarily related to the early redemption of certain investments. The increase in assets reflects internal growth as well as acquisitions. See Note D - "Acquisitions".

The yield earned on GAFRI's investment portfolio, excluding real estate investments and realized gains, was approximately 6.0% for the nine months ended September 30, 2006 and September 30, 2005.

Realized Gains (Losses)

Investments

Realized gains (losses) on investments included provisions for other than temporary impairment on securities still held as follows: third quarter of 2006 and 2005 - $3.6 million and $2.6 million; nine months of 2006 and 2005 - $6.7 million and $13.9 million, respectively.

Retirement of Debt

Loss on retirement of debt reflects pre-tax losses on repurchases of $66.4 million principal amount of the Company's 6-7/8% Senior Notes for $68.7 million in cash. In addition, in connection with the repurchase, GAFRI paid $2.0 million to effectively terminate the portion of an interest rate swap that covered the repurchased debt; this amount is included in loss on retirement of debt in the Consolidated Income Statement.

Other Income  Other income increased $10.9 million (50%) and $15.4 million (24%) in the third quarter and first nine months of 2006 compared to the same periods in 2005. The increases reflect higher administrative cost reimbursements received from reinsurers (resulting from the acquisition of Ceres) and higher income on GAFRI's continuing real estate operations (see below). The first nine months of 2006 also includes a payment received from Palm Beach County, Florida in exchange for the imposition of certain limitations on future development of a marina owned by the Company.

Real Estate Operations - Continuing  GAFRI is engaged in a variety of real estate operations including hotels and marinas. Revenues and expenses of these operations are included in GAFRI's Consolidated Income Statement as shown below (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Other income	$9.7	$7.2	$27.4(1)	$20.3
Other expenses:
Operating expenses	7.0	5.4	17.0	13.9
Depreciation	0.9	0.8	2.5	2.1
Other	0.6	0.4	1.0	2.2

(1)  Includes $4.9 million of income resulting from a March 2006 payment received from Palm      Beach County, Florida in exchange for the imposition of certain limitations on future      development of a marina owned by the Company.

Real Estate Operations - Discontinued

On June 2, 2006, GAFRI sold Chatham Bars Inn, a resort hotel located on Cape Cod, Massachusetts, for a price of $166 million. After sales expenses, contingencies and the write-off of certain deferred acquisition costs on annuities associated with the gain recognition, the Company recognized a pre-tax gain of approximately $48.7 million ($31.6 million after-tax, or $0.66 per diluted share). The Company had owned and operated the hotel since 1993. The operating results

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

and gain on the sale of Chatham have been included in discontinued operations in the Consolidated Income Statement.

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

Annuity benefits increased $7.3 million (9%) and $10.5 million (4%) in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005. This increase reflects higher annuity reserves due to internal growth and the acquisition of $280 million of reserves in January 2006, partially offset by lower average effective crediting rates.

Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. Management believes that significant changes in projected investment yields could result in charges (or credits) to earnings in the period the projections are modified.

Insurance Acquisition Expenses  Insurance acquisition expenses include amortization of DPAC as well as a portion of commissions on sales of insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired. The increase in insurance acquisition expenses in 2006 reflects the growth in the Company's business as well as the acquisition of a block of annuities in January 2006 and the acquisition of Ceres in August 2006.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Unanticipated spread compression, decreases in the stock market, and adverse mortality experience could lead to write-offs of DPAC in the future.

Interest and Debt Expenses  The decrease in interest and debt expenses in the third quarter and first nine months of 2006 compared to the same periods in 2005 reflects the Company's repurchases of debt. In the fourth quarter of 2005, GAFRI repurchased $20.8 million principal amount of its 8-7/8% preferred securities; in the first nine months of 2006, GAFRI repurchased $66.4 million of the Company's 6-7/8% Senior Notes. The effect of these repurchases was partially offset by a higher effective interest rate on the Company's floating rate debt.

Other Expenses  Other expenses increased $1.1 million (3%) and $3.9 million (4%) in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005. The increase reflects the acquisitions in 2006, higher real estate expenses, and higher expenses in the Company's supplemental lines of business. The third quarter of 2005 also includes a $9.5 million environmental charge related to the Company's former manufacturing operations.

Income Taxes  The effective tax rate on GAFRI's continuing operations approximated 34%-35% in the third quarter and first nine months of 2006 and 2005.

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

Item 3

Quantitative and Qualitative Disclosure of Market Risk

As of September 30, 2006, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure about Market Risk" in GAFRI's 2005 Form 10-K.

Item 4

Controls and Procedures

GAFRI's management, with participation from its Chief Executive Officer and Chief Financial Officer, has evaluated GAFRI's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of September 30, 2006. Based on that evaluation, GAFRI's CEO and CFO concluded that these disclosure controls were effective.

During the third quarter of 2006, a modification was made to the controls of one of GAFRI's systems to prevent duplicate claim payments. Other than this, there have been no changes in GAFRI's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, GAFRI's internal controls over financial reporting.

On August 7, 2006, we completed our acquisition of Ceres Group, Inc. As a result, the Ceres operations have been excluded from our review of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. The acquisition of Ceres had a material impact on internal control over financial reporting. We are now in the process of integrating Ceres' operations including internal controls and processes and extending our Section 404 compliance program to the Ceres operations. See Note D to the Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

GAFRI management intends to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve controls and procedures over time and to correct any deficiencies that may be discovered in the future.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART II

OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

GAFRI made the following purchases of its $1 par value common stock during the third quarter:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(a)

3rd Quarter 2006
July	-	-	-	-

August	7,400	19.76	7,400	1,538,674

September	-	-	-	-

(a)  Represents the remaining shares that may be repurchased under the Plan authorized by      GAFRI's Board of Directors in 2005.

Under GAFRI's stockholder-approved Stock Option Plan, 22,475 shares of GAFRI Common Stock were tendered in connection with the exercise of stock options for a total of 29,396 shares in the third quarter of 2006 (all at an average market price of $19.99 in July; none in August; and none in September).

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
GREAT AMERICAN FINANCIAL RESOURCES, INC.

November 8, 2006	BY:/s/Christopher P. Miliano
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 8, 2006	/s/ S. Craig Lindner S. Craig Lindner Chief Executive Officer

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 8, 2006	/s/ Christopher P. Miliano Christopher P. Miliano Chief Financial Officer

E-2

GREAT AMERICAN FINANCIAL RESOURCES, INC.

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

Pursuant to 18 USC Section 1350 as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Great American Financial Resources, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2006 (the "Report"), the undersigned officers of the Company, certify, pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

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

November 8, 2006

A signed original of this written statement will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

E-3