Form 10-K
period 2006-12-31
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2007-02-28
CIK 894651

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006	Commission File No. 1-11632

Incorporated under the Laws of Delaware	IRS Employer I.D. No. 06-1356481

GREAT AMERICAN FINANCIAL RESOURCES, INC.
250 East Fifth Street, Cincinnati, Ohio 45202

(513) 333-5300

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
Great American Financial Resources, Inc.:
Common Stock, Par Value $1.00 Per Share	New York
AAG Holding Company, Inc. (Guaranteed By Registrant):
7-1/2% Senior Notes due November 5, 2033	New York
7-1/4% Senior Notes due January 23, 2034	New York

Securities Registered Pursuant to Section 12(g) of the Act: None

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

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of "Accelerated Filer and Large Accelerated Filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer                    Accelerated Filer _X__      Non-Accelerated Filer ___

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___  No  X

          The aggregate market value of the Registrant's Common Stock held by non-affiliates as of the Registrant's most recently completed second fiscal quarter (June 30, 2006) was approximately $185 million.

          As of February 1, 2007, there were 47,580,010 shares of the Registrant's Common Stock outstanding, including
38,565,995 owned by its Parent Company.

Documents Incorporated by Reference:

          Proxy Statement for the 2007 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).

GREAT AMERICAN FINANCIAL RESOURCES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
Part I		Page
Item 1.	Business	1
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	None
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	None
Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	8
Item 6.	Selected Financial Data	10
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 8.	Financial Statements and Supplementary Data	26
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	None
Item 9A.	Evaluation of Disclosure Controls and Procedures	26
Item 9B.	Other Information	None
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	S-1
Item 11.	Executive Compensation	S-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	S-1
Item 13.	Certain Relationships and Related Transactions, and Director Independence	S-1
Item 14.	Principal Accountant Fees and Services	S-1
Part IV
Item 15.	Exhibits, Financial Statement Schedules	S-1

FORWARD-LOOKING STATEMENTS

This Form 10-K, chiefly in Items 1, 1A, 3, 5, 7 and 8, contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "anticipates", "believes", "expects", "estimates", "intends", "plans", "seeks", "could", "may", "should", "will", or the negative version of those words or other comparable terminology. Such forward-looking statements relate to: expectations concerning market and other conditions and their effect on future premiums, revenues, earning and investment activities; recoverability of asset values; mortality and the adequacy of reserves for environmental pollution.

Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

  changes in economic conditions, including interest rates, performance and volatility of securities markets, and the availability of capital;
  trends in persistency, mortality and morbidity;
  regulatory actions;
  changes in regulatory and legal environments;
  tax law changes;
  changes in laws governing retirement savings vehicles;
  cost of environmental clean-up at former manufacturing sites operated by the Company's predecessor;
  availability of reinsurance and ability of reinsurers to pay their obligations;
  results of acquisitions;
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

Acquisition Proposal

Great American Financial Resources, Inc. ("GAFRI" or "the Company"), which was incorporated as a Delaware corporation in 1987, is an 81%-owned subsidiary of American Financial Group, Inc. ("AFG"). On February 22, 2007, AFG proposed a merger transaction that would increase its ownership of GAFRI to 100%. GAFRI's Board of Directors has formed a special committee to consider the proposal. For additional information on the proposal, see Note Q to the Financial Statements.

Introduction

GAFRI is a holding company that markets retirement products, primarily fixed, indexed and variable annuities, and various forms of supplemental insurance through its subsidiaries listed below. GAFRI and its insurance subsidiaries employed approximately 1,000 people (primarily in Cincinnati, Ohio, Austin, Texas and Mission, Kansas) as of February 1, 2007. SEC filings, news releases, GAFRI's Code of Ethics applicable to directors, officers and employees and other information may be accessed free of charge through GAFRI's Internet site at: www.gafri.com. Information on GAFRI's Internet site is not part of this Form 10-K.

GAFRI's primary insurance subsidiaries include Great American Life Insurance Company ("GALIC"), Annuity Investors Life Insurance Company ("AILIC"), Loyal American Life Insurance Company, United Teacher Associates Insurance Company ("UTA"), Continental General Insurance Company ("CGIC") and Central Reserve Life Insurance Company ("CRLIC"). All of these companies sell their products through independent producers; CGIC and CRLIC also have a captive agency force comprised of approximately 300 agents.

Following is certain information concerning these subsidiaries (dollars in millions).
Company	Year Acquired	AM Best Rating	Headquarters	GAAP (1)		Statutory (2)		Policies in Force
				Assets	Equity	Capital	Premiums		Principal Products

GALIC	1992	A (Excellent)	Cincinnati, OH	$9,529	$1,197	$732	$1,135	395,000	Fixed and indexed-annuities
AILIC	1994	A (Excellent)	Cincinnati, OH	$1,737	$ 118	$ 70	$ 277	93,000	Fixed and variable annuities
UTA	1999	A-(Excellent)	Austin, TX	$ 607	$ 143	$ 73	$ 229	206,000	Supplemental insurance
LOYAL	1995	A (Excellent)	Austin, TX	$ 492	$ 66	$ 49	$ 33	180,000	Supplemental insurance
CGIC	2006	B++ (Good)	Mission, KS	$ 679	$ 106	$ 65	$ 42	130,000	Supplemental insurance
CRLIC	2006	B++ (Good)	Mission, KS	$ 82	$ 33	$ 25	$ 11	32,000	Supplemental insurance

(1) As reported in accordance with U.S. generally accepted accounting principles; excludes unrealized gains on fixed maturity investments.

(2) As reported in accordance with statutory accounting principles; capital includes Asset
    Valuation Reserves; premiums are shown net of reinsurance and include deposit type     contracts.

Statutory premiums, including deposit type contracts, over the last three years were as follows (in millions):
	Premiums
	2006	2005	2004
Indexed-annuities	$ 681	$ 78	$ 6
Traditional single premium fixed annuities	335	440	401
403(b) traditional fixed annuities	273	239	255
Variable annuities	87	92	105
Total annuities	1,376	849	767

Supplemental insurance	309	254	229
Life insurance	42	44	47
Total	$1,727	$1,147	$1,043

Acquisition of Subsidiaries  In August 2006, GAFRI acquired all of the outstanding shares of Ceres Group, Inc. for approximately $204 million. See Note D to the Financial Statements. In connection with this acquisition, Ceres' insurance subsidiaries (i) exited the major medical insurance business by reinsuring all of its in-force medical business to an unaffiliated insurance company and (ii) reinsured 50% of the reserves of its in-force Medicare supplement and other supplementary health business to an unaffiliated reinsurer. GAFRI expects the retained Ceres business to generate about $150 million in statutory premiums in 2007. Following the acquisition, Ceres distributed $60 million to GAFRI. GAFRI expects that Ceres' insurance subsidiaries will have the capability to potentially pay up to $50 million of additional dividends in 2007, subject to regulatory approval. The Company believes that the ultimate impact of these transactions will be to reduce GAFRI's investment in Ceres to approximately $100 million.

In January 2006, GAFRI acquired the fixed annuity business written by Old Standard Life Insurance Company through a reinsurance transaction. As part of the transaction, GAFRI also acquired the stock of Old West Annuity and Life Insurance Company. In total, the transaction resulted in an increase of approximately $280 million in both annuity benefits accumulated and cash and investments.

Sale of Subsidiary  In January 2006, GAFRI sold its subsidiary, Great American Life Assurance Company of Puerto Rico ("GA-PR"). See "Discontinued Puerto Rican Insurance Operations". The tables above exclude information on GA-PR.

Annuities

GAFRI's principal annuity products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). Annuities are long-term retirement savings instruments that benefit from income accruing on a tax-deferred basis. The issuer of the annuity collects premiums, credits interest or earnings on the policy and pays out a benefit upon death, surrender or annuitization. FPDAs are characterized by premium payments that are flexible in both amount and timing as determined by the policyholder and generally made through payroll deductions. SPDAs are generally issued in exchange for a one-time lump-sum premium payment.

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

During 2006 GAFRI sold nearly $700 million in indexed-annuities, almost nine times the amount sold in 2005. This growth reflects the success of new products introduced in mid-2005 and agent recruitment. An indexed-annuity provides policyholders with a crediting rate tied, in part, to performance of an existing market index ("index credit"), while protecting against the related downside risk through a guarantee of principal (excluding surrender charges). Policyholders generally receive index credits on their policy anniversary based on the performance of a market index, generally the S&P 500. Index credits vary by the strategy selected by the policyholder, and may be changed on their anniversary. GAFRI offers many index strategies, including (i) "participation rates" whereby the index credits are based upon a percentage of the annual appreciation in the market index, (ii) "caps" whereby the index credit is based upon appreciation in the market index limited to a maximum percentage, (iii) "asset fees" whereby the index credit is based upon the annual appreciation of the market index, less a stated percentage of the indexed amount. These may be adjusted on policy anniversaries as market conditions change. GAFRI purchases call options to provide for index credits that would be payable to policyholders on their next anniversary. The amount paid for these options depends on the participation rates, caps, asset fees, the level of current interest rates, market volatility, and targeted spreads.

In addition to traditional fixed rate annuities and indexed-annuities, GAFRI offers variable annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder, generally without any guarantee of principal except in the case of death of the insured. Premiums directed to the underlying investment options maintained in separate accounts are invested in funds managed by various independent investment managers. GAFRI earns a fee on amounts deposited into separate accounts. Subject to contractual provisions, policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case GAFRI earns a spread on amounts deposited.

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

GAFRI sells its fixed rate annuities primarily through a network of 200 managing general agents ("MGAs") who, in turn, direct approximately 2,800 actively producing independent agents. The top 15 MGAs accounted for approximately one-half of GAFRI's fixed rate annuity premiums in 2006. No one MGA represented more than 10% of total fixed annuity premiums in 2006.

In recent years, the Company has offered its variable annuity as an ancillary product solely through its 403(b) and 401(k) sales channels. Nearly one-half of GAFRI's variable annuity sales in 2006 were made through the Company's wholly-owned subsidiary, Great American Advisors, Inc. ("GAA"). GAA is a broker/dealer licensed in all 50 states to sell stocks, bonds, options, mutual funds and variable insurance contracts through independent representatives and financial institutions. GAA also acts as the principal underwriter and distributor for the Company's variable annuity products.

GAFRI is licensed to sell its fixed annuity products in all 50 states; it is licensed to sell its variable products in all states except New York and Vermont. In 2006, no individual state accounted for more than 10% of GAFRI's annuity premiums other than California (14%) and Washington (13%). At December 31, 2006, GAFRI had approximately 385,000 annuity policies in force.

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

Loyal American Life Insurance Company offers a variety of supplemental health and life products. The principal products sold by Loyal include cancer, accidental injury, short-term disability and hospital indemnity. Together, UTA and Loyal employ approximately 240 people in Austin.

CGIC and CRLIC offer Medicare supplement and other supplemental insurance products for individuals age 55 and over through independent agents and a captive agency force. These companies employ approximately 130 people primarily in Mission.

For additional information on GAFRI's Supplemental Insurance Operations, see Item 7 and Note E to the Financial Statements.

Life Operations

Although GAFRI's life operations no longer issue new life insurance policies, it continues to service and accept renewal premiums on its in-force block of approximately 180,000 policies and $30 billion gross ($9 billion net) of life insurance in force.

Discontinued Puerto Rican Insurance Operations

In January 2006, GAFRI completed the sale of its subsidiary GA-PR for approximately $37.5 million in cash. During 2005, GAFRI received dividends from GA-PR totaling $100 million. GAFRI acquired GA-PR in 1997 for approximately $50 million. There was no material after-tax gain or loss on the sale. For additional information on GA-PR, see Note C to the Financial Statements.

Former Manufacturing Operations

The Company's balance sheet includes a liability of approximately $13.4 million at December 31, 2006 for the estimated future costs of environmental clean-up activities at certain sites from the Company's former manufacturing operations as well as third-party sites. See Note M to the Financial Statements.

Investments

Investments comprise almost 85% of the Company's assets (excluding variable annuity separate account assets) and are the principal source of income. See Items 7 and 7A and Note F to the Financial Statements for more information on the Company's investment portfolio.

Competition

The Company's principal insurance subsidiaries ("Insurance Companies") operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including: (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders and agents; (v) product design (including interest rates credited, index participation and premium rates charged); (vi) commissions; and (vii) number of school districts in which a company has approval to sell. Since most policies are marketed and distributed through independent agents, the Insurance Companies must also compete for agents.

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

Sales of annuities, including renewal premiums, are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level and volatility of interest rates, and the shape of the yield curve; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments; (viii) performance and volatility of the equity markets; (ix) media coverage of annuities; (x) regulatory developments regarding suitability and the sales process; and (xi) general economic conditions.

Regulation

The Insurance Companies are subject to comprehensive regulation under the insurance laws of their states of domicile and the other states in which they operate. These laws, in general, require approval of the particular insurance regulators prior to certain actions such as the payment of dividends in excess of statutory limitations, (see Note N to the Financial Statements), continuing service arrangements with affiliates and certain other transactions. Regulation and supervision are administered by a state insurance commissioner who has broad statutory powers with respect to granting and revoking licenses, approving forms of insurance contracts and determining types and amounts of business that may be conducted in light of the financial strength and size of the particular company.

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

Uncertainties

GAFRI's businesses are subject to various uncertainties, including regulatory, legislative, environmental, and tax law developments. While it is not possible to predict what changes will come in these areas, some could possibly have a material impact on GAFRI and its businesses. See "Item 1A" below and "Item 7 - Uncertainties."

ITEM 1A

Risk Factors

Following is a discussion of the most significant risk factors to investors in GAFRI securities. Several of these factors will be impacted if AFG's proposed merger transaction with GAFRI is completed. See Note Q to the Financial Statements for further discussion.

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

GAFRI makes no assurance that existing insurance-related laws and regulations will not become more restrictive in the future or that new restrictive laws will not be enacted. GAFRI, therefore, cannot predict the potential effects of these laws and regulations. The costs of compliance or the failure to comply with existing or future regulations could harm GAFRI's financial results and its reputation with customers. See "Item 1 - Regulation" and "Item 7 - Uncertainties" for further discussion.

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

Adverse securities market conditions can have significant negative effects on GAFRI's investment portfolio. GAFRI's results of operations depend in part on the performance of its invested assets. As of December 31, 2006, 88% of GAFRI's investment portfolio was invested in fixed maturity securities and 2% in equity securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk - Fixed Maturity Portfolio."

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

Certain stockholders exercise substantial control over GAFRI's affairs. As of December 31, 2006, AFG owned approximately 81% of GAFRI's outstanding common stock. As a result, AFG has the ability to exercise substantial control over the election of GAFRI's board of directors and significantly influences GAFRI's corporate actions.

The price of GAFRI common stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive. The price of GAFRI's common stock as listed on the New York Stock Exchange ("NYSE") constantly changes. Since January 1, 2005, GAFRI's common stock has traded at prices ranging between $14.79 and $24.35. It is expected that the market price of GAFRI's common stock will continue to fluctuate. GAFRI's common stock price can fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include:

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

ITEM 2

Properties

GAFRI and GALIC rent office space in Cincinnati, Ohio totaling approximately 145,000 square feet under leases expiring in 2011. Several of the Company's subsidiaries lease marketing and administrative offices in locations throughout the United States.

GAFRI owns a building in Austin, Texas totaling approximately 40,000 square feet which is used by UTA for its own operations.

Ceres leases approximately 122,000 square feet in Cleveland, Ohio under a lease that expires in 2016. As a result of the consolidation of operations and the sale of the major medical insurance operation, this space will be largely vacant beginning in the first quarter of 2007. The Company is actively seeking to sublease the space.

GAFRI owns a building in Mission, Kansas totaling 45,000 square feet that is used by Continental General and Central Reserve Life for their operations. GAFRI owns a building in Omaha, Nebraska totaling approximately 61,400 square feet. GAFRI expects to complete the sale of that building in March 2007.

Management believes that its corporate offices are generally well maintained and adequate for the Company's present needs. However, significant growth or consolidation of operations could result in additional office space requirements.

GAFRI owns facilities related to its former manufacturing operations totaling approximately 150,000 square feet in North Adams, Massachusetts and 60,000 square feet in Longwood, Florida. The facility located in North Adams, Massachusetts is vacant and expected to be demolished later this year. The Longwood, Florida facility is currently being leased to companies using it for manufacturing operations.

GAFRI also owns and operates certain real estate investments, comprised primarily of hotels and marinas. See Note F to the Financial Statements.

ITEM 3

Please refer to "Forward-Looking Statements" following the index in front of this Form 10-K.

Legal Proceedings

Federal and state laws and regulations, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, impose liability on the Company, as the successor to Sprague Technologies, Inc., for the investigation and clean-up of hazardous substances disposed of or spilled by its former manufacturing operations at facilities still owned by the Company, and facilities transferred in connection with the sales of certain operations, as well as at disposal sites operated by third parties. In addition, the Company has indemnified the purchasers of its former operations for the cost of such activities. For additional information, see Item 7 - "Critical Accounting Policies" and Note M to the Financial Statements.

GAFRI is subject to other litigation and arbitration in the normal course of business. GAFRI is not a party to any material pending litigation or arbitration.

PART II

Please refer to "Forward-Looking Statements" following the index in front of this Form 10-K.

ITEM 5

Market for Registrant's Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

GAFRI's Common Stock is listed and traded principally on the NYSE under the symbol GFR. On February 1, 2007, there were approximately 4,200 holders of record of Common Stock. The following table sets forth the range of high and low sales prices for the Common Stock on the NYSE Composite Tape.
	2006		2005
	High	Low	High	Low
First quarter	$23.50	$19.00	$17.60	$15.18
Second quarter	24.35	19.15	20.86	14.79
Third quarter	21.25	18.52	22.34	18.15
Fourth quarter	24.00	20.77	22.20	18.15

The Company paid annual common dividends of $0.10 per share in 2006 and 2005. Although no future dividend policy has been determined, management believes the Company will continue to have the capability to pay similar dividend amounts.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor's ("S&P") 500 Stock Index and the S&P Insurance (Life/Health) Index (S&P Life). (Assumes $100 invested on December 31, 2001 in our common stock and the two indexes, including reinvestment of dividends.)

Under GAFRI's stockholder-approved Stock Option Plan, 194,523 shares of GAFRI Common Stock were tendered in connection with the exercise of stock options for a total of 236,479 shares in the fourth quarter of 2006 (1,938 at an average market price of $23.29 in October; 73,761 at an average market price of $23.27 in November; and 118,824 at an average market price of $23.65 in December).

At February 1, 2007, approximately 81% of GAFRI's Common Stock was beneficially owned by AFG. See Note Q to the Financial Statements for information regarding AFG's proposed merger transaction with GAFRI.

Equity Compensation Plan Information

The following reflects certain information about shares of GAFRI Common Stock authorized for issuance (at December 31, 2006) under equity compensation plans.
Equity compensation plans	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by shareholders	3,049,980	$17.50	2,485,508 (1)
Not approved by shareholders	309,476	$17.67	2,660,847 (2)

  Includes options exercisable into 1.7 million shares available for issuance under GAFRI's Stock Option Plans for employees and directors, 0.8 million shares issuable under GAFRI's Employee Stock Purchase Plan and 43,869 shares issuable under GAFRI's Non-employee Directors' Compensation Plan.
  Represents shares issuable under GAFRI's Deferred Compensation Plan (0.2 million shares), Agent Stock Purchase Plan (0.9 million shares), Agent Stock Option Plan (1.2 million shares) and GAFRI's Bonus Plan (0.4 million shares).

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

ITEM 6

Selected Financial Data

The following financial data has been summarized from, and should be read in conjunction with, the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." GA-PR's results of operations and the results and gains on the sales of the Chatham Bars Inn (sold in June 2006) and the Driskill Hotel (sold in October 2005) are reflected as discontinued for all periods presented below. The data includes the acquisitions of the Ceres Group, Inc. in August 2006, Old West Annuity and Life Insurance Company in January 2006, the fixed annuity blocks of business written by Old Standard Life Insurance Company and National Health Insurance Company in January 2006 and May 2004, respectively, and Manhattan National Life Insurance Company in June 2002 (in millions, except per share amounts).

	2006	2005	2004	2003	2002
Income Statement Data:
Total revenues	$1,044.0	$934.2	$924.7	$806.8	$775.8

Operating earnings before income taxes	$ 103.6	$ 54.2	$132.7	$ 52.3	$ 22.8

Income from continuing operations	$ 67.9	$ 36.0	$ 86.6	$ 34.6	$ 19.4
Discontinued Puerto Rican operations, net of tax	-	19.6	14.5	12.1	11.6
Discontinued hotel operations, net of tax	(0.6)	3.6	2.9	3.0	2.9
Gains on sales of discontinued hotels, net of tax	31.6	10.7	-	-	-
Cumulative effect of accounting changes,
net of tax (a)	-	-	(2.2)	-	(17.7)
Net income	$ 98.9	$ 69.9	$101.8	$ 49.7	$ 16.2

Basic earnings per common share:
Income from continuing operations	$ 1.43	$ 0.76	$ 1.84	$ 0.79	$ 0.46
Discontinued Puerto Rican operations	-	0.41	0.31	0.28	0.27
Discontinued hotel operations	(0.01)	0.08	0.06	0.07	0.07
Gains on sales of discontinued hotels	0.67	0.23	-	-	-
Accounting changes (a)	-	-	(0.05)	-	(0.42)
Net income	$ 2.09	$ 1.48	$ 2.16	$ 1.14	$ 0.38

Diluted earnings per common share:
Income from continuing operations	$ 1.41	$ 0.76	$ 1.83	$ 0.79	$ 0.45
Discontinued Puerto Rican operations	-	0.41	0.30	0.27	0.27
Discontinued hotel operations	(0.01)	0.08	0.06	0.07	0.07
Gains on sales of discontinued hotels	0.66	0.22	-	-	-
Accounting changes (a)	-	-	(0.04)	-	(0.41)
Net income	$ 2.06	$ 1.47	$ 2.15	$ 1.13	$ 0.38

Cash dividends per common share	$0.10	$0.10	$0.10	$0.10	$0.10

Balance Sheet Data at year-end:
Total assets	$13,335.4	$11,922.0	$11,722.0	$10,309.1	$9,486.2
Long-term debt	273.1	341.8	362.8	369.0	250.3
Mandatorily redeemable preferred
securities of subsidiary trusts	-	-	-	-	142.9
Total stockholders' equity	1,074.0	1,006.7	1,069.1	942.5	851.9

  Reflects the implementation of required accounting changes.

ITEM 7

Management's Discussion and Analysis

of Financial Condition and Results of Operations

Index to MD&A

Page			Page
General	11	Results of Operations	20
Overview	11	General	20
Critical Accounting Policies	13	Income Items	21
Liquidity and Capital Resources	15	Expense Items	23
Ratios	15	Other Items	24
Sources and Uses of Funds	15	Recent Accounting Standards	24
Contractual Obligations	16
Independent Ratings	16
Investments	17
Uncertainties	19

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

OVERVIEW

Financial Condition

GAFRI has significantly strengthened its capital and liquidity over the last several years. Since December 31, 2002, stockholders' equity (excluding unrealized gains) grew by more than $376 million (56%) to $1.0 billion and its debt to capital ratio decreased from more than 36% to approximately 20%; in addition, the statutory adjusted capital of GAFRI's largest insurance subsidiary increased $260 million (54%) to $746 million.

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

At the same time, perfectly matched durations can often be overly risk-averse, resulting in less than optimal profits and added exposure to the risk of falling interest rates. The merit of a modest amount of mismatch depends on current market conditions. At December 31, 2006, the duration of GAFRI's assets and liabilities were 5.3 years and 5.4 years, respectively.

At December 31, 2006, the fair value of GAFRI's fixed maturity portfolio was approximately 0.2% higher than its book value. If interest rates were to immediately increase 50 basis points from levels at December 31, 2006, GAFRI estimates that the fair value of the Company's fixed maturity portfolio would be approximately 2.5% lower than its book value. Under this scenario, higher than expected surrenders would have very little impact on the liquidity, earnings or capital of GAFRI or its subsidiaries.

GAFRI seeks to earn a stable and appropriate spread between investment income and interest credited on its fixed annuity products. Adverse experience on investments may cause spreads to be reduced. Alternatively, if GAFRI seeks to maintain spreads, crediting rates may not be competitive in the marketplace, which could result in adverse policy surrender experience and the need to liquidate a portion of the investment portfolio at a loss, or use funds from new sales in order to fund cash surrender value benefits.

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

Fixed Annuities  GAFRI's traditional fixed annuity reserves comprise approximately 70% of the Company's total insurance reserves. GAFRI may adjust renewal crediting rates on its deferred annuities monthly or quarterly, subject to guaranteed minimum interest rates ("GMIR") ranging from 1% to 4% and other contractual guarantees. The higher minimums apply to in-force blocks of older products that are no longer marketed. Many annuity insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods that generally range from 5 to 10 years from policy issue date. In some cases, policyholders can only gain the benefit of a higher-tier accumulation rate upon death, or if they annuitize rather than surrender. In other cases, a market value adjustment may also apply. Due to GAFRI's ability to change crediting rates to reflect investment experience on the majority of its traditional annuity products, the underlying assets are assumed to be a good balance for the interest rate risk inherent in these liabilities. The Company believes this assumption is appropriate for probable movements in interest rates over the next 12 months.

GAFRI believes that its exposure to interest rate risk, particularly a rising interest rate environment, is mitigated by the nature of its annuity business. The Company's primary strategic business is in the flexible premium, teachers' 403(b) market. Historically, this market has proven to be less interest rate and lapse sensitive than other annuity markets, as demonstrated in the persistency table below, which illustrates GALIC's annual persistency rates for its major fixed annuity product groups over the past five years. Persistency rates reflect the proportion of reserves maintained by the Company and not paid out in the form of surrenders, annuitizations or death benefits during the applicable year:

Persistency Rates
Product Group	2006	2005	2004	2003	2002
Flexible premium	92%	92%	94%	94%	92%
Single premium*	87	87	88	89	90

* Excludes surrenders on recently acquired closed blocks of business.

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

Moreover, due to the two-tier nature of many of its annuity products, GAFRI has significant surrender charge protection, averaging approximately 10% of the annuitization value. While the Company continues to receive premiums on in-force two-tier annuities, it no longer sells this type of annuity. (For additional information on risks associated with GAFRI's two-tier annuities, see Note O to the Financial Statements.) In total, nearly 75% of the Company's annuity reserves had a surrender charge of 5% or greater at December 31, 2006, and nearly 35% had a surrender charge of 10% or greater. While it is likely that persistency will decrease (i) as more policies begin to emerge out of their surrender charge period and (ii) in a rising interest rate environment, the Company believes it should not experience surrender rates that will have a material impact on its financial condition.

Interest rates have generally been low in recent years. Should interest rates remain at December 31, 2006 levels, the average earned rate of return on GAFRI's annuity investment portfolios will decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to policyholders to narrow, as GAFRI's ability to manage spreads can become limited by GMIRs on its fixed annuity policies. The GMIRs on annuity policies range from 1% to 4%, with a weighted average guaranteed rate of approximately 3.4%. The following table provides detail of the differences between the current interest rates being credited to policyholders and the respective GMIRs at the end of 2006. As of December 31, 2006, new policies are being issued with a GMIR of 3%.

GMIR Range	Average GMIR	Weighted Average Credited Rate	Difference	Percent of Total Reserves
Less than 3%	2.31%	3.28%	0.97%	9.8%
3.00%-3.99%	3.01%	3.66%	0.65%	43.5%
4.00% and greater	4.01%	4.06%	0.05%	46.7%
	3.41%	3.81%	0.40%	100.0%

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

Indexed-Annuities  Indexed-annuities comprised nearly 9% of the Company's insurance reserves at December 31, 2006. Indexed-annuities have interest rate risk similar to other fixed annuities. They have contractually guaranteed minimum surrender values, the majority of the asset portfolio backing them is invested in fixed income securities similar to other fixed deferred annuities, and GAFRI seeks to earn a spread on those fixed income assets. GAFRI purchases index options, which hedges the policyholders' index participation, minimizing equity market risk.

Variable Annuities  Variable annuity policyholders may choose to invest a portion of their funds in a "fixed" option; these fixed funds represented less than 2% of GAFRI's total insurance reserves at December 31, 2006, and have interest rate risk similar to other fixed annuities. (For additional information on risks associated with GAFRI's variable annuities, see Note O to the Financial Statements.)

The Company believes its exposure to interest rate risk will not result in a material impact on capital, earnings, operations or liquidity. In the unlikely event that a material impact occurs, GAFRI believes that it has adequate resources to meet its liquidity or capital needs (see "Liquidity and Capital Resources").

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are described in Note B to the Financial Statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the following items are the areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical:

    The recoverability of unamortized insurance acquisition costs;
    The establishment of insurance reserves;
    The determination of "other than temporary" impairments on investments; and
    Environmental reserves with respect to GAFRI's former manufacturing operations.

Recoverability of Unamortized Insurance Acquisition Costs and Establishment of Insurance Reserves  The carrying value of certain assets (primarily deferred policy acquisition costs ("DPAC")), liabilities for excess deaths and annuitization reserves ("EDAR") and unearned revenues ("UREV") are based, in part, upon assumed interest rates and investment spreads, surrenders, annuitizations, renewal premiums and mortality. Actual results have varied from these assumptions in the past and have caused these accounting estimates to change (see "Results of Operations - Insurance Acquisition Expenses"), and could cause the Company's accounting estimates to change in the future. The Company performs an in-depth review of its assumptions and tests for recoverability on an annual basis as well as more limited reviews on a quarterly basis. If necessary, DPAC, UREV and EDAR balances may be adjusted ("unlocked") up or down based on new assumptions.

Approximately 40% of GAFRI's fixed annuity liabilities at December 31, 2006, were two-tier in nature in that policyholders can receive a higher amount if they die or if they annuitize rather than surrender their policy, even if the surrender charge period has expired. For these policies, reserves are recorded at their lower-tier value plus additional reserves for (i) accrued persistency and premium bonuses and (ii) excess benefits expected to be paid on future deaths and annuitizations that require payment of the upper-tier value. The liability for EDAR (approximately $200 million at December 31, 2006) is accrued for and modified using assumptions consistent with those used in determining DPAC and DPAC amortization. Actual experience and changes in actuarial assumptions and tests for recoverability have caused GAFRI's accounting estimates to change in the past and could cause the Company's accounting estimates to change in the future (see "Results of Operations - Annuity Benefits," "Item 7A - Annuity Contracts" and Note O to the Financial Statements).

GAFRI's variable annuity separate account assets and liabilities have equity market risk in that a sustained, significant change in the stock market could impact (i) variable annuity fees earned by GAFRI, since such fees are based on the market value of the underlying funds, and (ii) the carrying value of related DPAC. Furthermore, certain variable policies have features that provide for guaranteed minimum death benefits in excess of GAFRI's separate account liabilities. A sustained, significant decrease in the stock market, combined with an increase in the amount of death benefits or certain other withdrawals, could materially impact DPAC and liabilities. Variations in actual equity market performance from previous assumptions have caused these accounting estimates to change in the past (see "Results of Operations - Insurance Acquisition Expenses" and Note O to the Financial Statements).

Determination of "Other Than Temporary" Impairments on Investments  The Company performs an in-depth review of its investments on a quarterly basis (see "Liquidity and Capital Resources - Investments," "Results of Operations - Realized Gains (Losses)",: and "Item 7A - Fixed Maturity Portfolio").

Environmental Reserves  The Company's balance sheet includes a liability of approximately
$13.4 million for the estimated future costs of environmental clean-up activities at certain sites from the Company's former manufacturing operations as well as third-party sites. The Company performs an in-depth review of this reserve on an annual basis as well as more limited reviews on a quarterly basis. The primary risk in setting this reserve is that the actual future costs will be greater than the assumed costs. See Note M to the Financial Statements.

The Company believes its exposure to the risks referred to above, including interest rate and market risk, will not result in a material impact on capital, earnings, operations or liquidity at either the holding company or subsidiary level. In the unlikely event that a material impact occurs, GAFRI believes that it has adequate resources to meet its liquidity and capital needs (see "Liquidity and Capital Resources").

LIQUIDITY AND CAPITAL RESOURCES

Ratios GAFRI's consolidated debt to capital ratio is shown below (dollars in millions). For purposes of this calculation, consolidated debt includes long-term debt and payable to subsidiary trusts; capital represents the sum of consolidated debt and stockholders' equity (excluding unrealized gains on fixed maturity securities).

	December 31,
	2006	2005	2004	2003	2002
Consolidated Debt	$ 273	$ 342	$ 363	$ 369	$ 393
Stockholders' Equity	1,064	949	895	805	689
Total Capital	$1,337	$1,291	$1,258	$1,174	$1,082

Consolidated Debt to Capital	20.4%	26.5%	28.9%	31.4%	36.3%

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2006, the capital ratio of GAFRI's principal insurance subsidiary was 6.8 times its authorized control level RBC compared to 5.7 times at December 31, 2002.

Sources and Uses of Funds

Parent Holding Company Liquidity  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions from Great American Life Insurance Company ("GALIC") and newly acquired Ceres Group, Inc., bank borrowings and cash and investments on hand. Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC and Ceres' subsidiaries in 2007 without prior regulatory approval is $121 million and $19 million, respectively. In 2006, GALIC paid $147.7 million in dividends to GAFRI.

In March 2006, the Company replaced its existing credit agreement with a $500 million five-year credit facility shared with its parent company, American Financial Group, Inc. Under terms of the agreement, GAFRI may borrow up to $175 million with the ability to borrow up to $200 million, conditioned on AFG not borrowing in excess of $300 million. No amounts were outstanding under this agreement at December 31, 2006. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating; the current rate would be 0.75% over LIBOR. Under a currently effective shelf registration, GAFRI and AAG Holding can issue up to $250 million in additional equity or debt securities. See Note Q to the Financial Statements for information relating to AFG's proposed merger transaction with GAFRI.

On August 7, 2006, GAFRI (parent) acquired all of the outstanding shares of Ceres for $204.4 million in cash. To fund the acquisition, GAFRI used cash on hand and borrowings under its bank line. Following the acquisition and the concurrent reinsurance transactions, Ceres distributed $60 million to GAFRI. GAFRI used a portion of the distribution to repay all amounts borrowed under its bank line in connection with the acquisition. GAFRI expects that Ceres' insurance subsidiaries will have the capability to potentially pay up to $50 million of additional dividends in 2007, subject to regulatory approval.

In 2006, GAFRI repurchased $68.5 million principal amount of its 6-7/8% Senior Notes for $70.8 million. In the fourth quarter of 2005, GAFRI repurchased $20.8 million of its 8-7/8% preferred securities for $22.6 million in cash.

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

In GAFRI's annuity business, where profitability is largely dependent on earning a "spread" between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. With declining rates, GAFRI receives some protection due to the ability to lower crediting rates, subject to guaranteed minimums. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on GAFRI's annuity products. Annuity surrenders (after surrender fees) totaled approximately $856 million in 2006 compared to $625 million and $562 million in 2005 and 2004, respectively. Management believes the increase in surrenders is due to (i) expected surrenders from recent acquisitions of blocks of annuity business; (ii) the higher interest rate environment; and (iii) policies coming out of their surrender charge periods.

In recent years, the Company's insurance subsidiaries have entered into several reinsurance transactions in connection with (i) the sale of Great American Life Assurance Company of Puerto Rico ("GA-PR"), (ii) the acquisition of Ceres, and (iii) certain of its life and supplemental insurance operations. These transactions provided additional capital and liquidity and were entered into in the normal course of business in order to exit certain lines, fund acquisitions and transfer risk. The Company may enter into additional reinsurance transactions in the future.

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

Contractual Obligations  The following table shows an estimate of payments to be made for insurance liabilities, as well as for material contractual obligations (in millions):

	Total	2007	2008-2009	2010-2011	Thereafter
Insurance Liabilities	$10,871.4	$1,255.9	$2,205.4	$1,996.8	$5,413.3
Long term debt	273.1	22.1(1)	31.7	0.1	219.2
Interest on long term debt	440.0	19.2	33.4	32.3	355.1
Operating Leases	49.7	4.9	10.1	9.9	24.8
Total	$11,634.2	$1,302.1	$2,280.6	$2,039.1	$6,012.4

(1) Includes the retirement of approximately $22 million of the Company's 8-7/8% notes.     (See Note Q to the Financial Statements).

Reserve projections for insurance liabilities in the table above include anticipated cash benefit payments only. The projections were based on historical patterns and expected trends and do not include any impact for future earnings or additional premiums. GAFRI expects operating cash flows to be sufficient to meet these obligations.

GAFRI has no material contractual purchase obligations or other long-term liabilities at December 31, 2006.

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

GAFRI's operations could be materially and adversely affected by ratings downgrades. In connection with recent reviews by independent rating agencies, management indicated that it intends to maintain lower ratios of debt to capital than it has in recent years and intends to maintain the capital of its significant insurance subsidiaries at levels currently indicated by the rating agencies as appropriate for the current ratings. Items that could adversely affect capital levels include (i) an extended period of low interest rates and a resulting significant narrowing of annuity "spread" (the difference between earnings received by the Company on its investments less the amount credited to policyholders' annuity accounts); (ii) investment impairments; (iii) a sustained decrease in the stock market; (iv) adverse mortality or morbidity; (v) changes in capital levels associated with current rating agency requirements; and (vi) higher than planned dividends paid due to liquidity needs by GAFRI and AAG Holding.

Following are the Company's ratings as of December 31, 2006:

Standard
	A.M. Best	Fitch	& Poor's
GALIC*	A (Excellent)	A+ (Strong)	A- (Strong)
AILIC	A (Excellent)	A+ (Strong)	A- (Strong)
Loyal	A (Excellent)	A+ (Strong)	Not rated
UTA	A- (Excellent)	Not rated	Not rated
CGIC	B++(Good)	A (Strong)	Not rated
CRLIC	B++(Good)	A (Strong)	Not rated

*GALIC is rated A3 (good financial security) by Moody's.

GALIC received a positive outlook from Moody's. All of the other ratings carry a "stable" outlook. In evaluating a company, independent rating agencies review such factors as the company's: (i) capital adequacy; (ii) profitability; (iii) leverage and liquidity; (iv) book of business; (v) quality and estimated market value of assets; (vi) adequacy of policy reserves; (vii) experience and competency of management; (viii) operating profile; and (ix) risk management.

Investments  State insurance laws restrict the types and amounts of investments that are permissible for life insurers. These restrictions are designed to ensure the safety and liquidity of insurers' investment portfolios.

Investments comprise approximately 85% of the Company's assets (excluding variable annuity assets) and are the principal source of income. Fixed income investments (consisting of fixed maturity investments, policy loans, mortgage loans and short-term investments), comprised 97% of its investment portfolio at December 31, 2006. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At December 31, 2006, 94% of GAFRI's Insurance Companies' fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return. The following table shows the Insurance Companies' fixed maturity portfolio at fair value by NAIC designation (and comparable Standard & Poor's Corporation rating).

NAIC	Insurance Companies Investment Portfolio
Rating	Comparable S&P Rating	2006	2005
1	AAA, AA, A	75%	75%
2	BBB	19	19
	Total investment grade	94	94
3	BB	2	3
4	B	3	3
5	CCC, CC, C	1	*
6	D	*	*
	Total non-investment grade	6	6
	Total fixed maturities	100%	100%

       *less than one-half of 1%

At December 31, 2006, the mortgage-backed securities ("MBSs") portfolio represented approximately 25% of the Insurance Companies' investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates.

Substantially all of the Insurance Companies' MBSs are rated "AAA" at December 31, 2006. The market in which these securities trade is highly liquid. Aside from the interest rate risk referred to above, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

The table below (dollars in millions) summarizes the unrealized gains and losses on available for sale securities by dollar amount at December 31, 2006. Approximately $111.9 million of "Fixed Maturities" and $20.4 million of "Equity Securities" had no unrealized gains/or losses at December 31, 2006.

	Aggregate Fair Value	Aggregate Amortized Cost	Aggregate Unrealized Gain(Loss)	Fair Value as % of Cost Basis
Fixed maturities with unrealized gains (997 issues*)	$4,160.3	$4,048.9	$111.4	102.8%
Fixed maturities with unrealized losses (764 issues**):
Investment grade, with losses for < 1 year (330 issues)	2,173.2	2,194.8	(21.6)	99.0%
Investment grade, with losses for > 1 year (371 issues)	2,490.1	2,559.2	(69.1)	97.3%
Non-investment grade, with losses for <1 year (40 issues)	76.6	77.7	(1.1)	98.6%
Non-investment grade, with losses for >1 year (23 issues)	108.4	111.8	(3.4)	97.0%

Equity securities with unrealized gains (52 issues)	197.8	171.4	26.4	115.4%
Equity securities with unrealized losses (7 issues):
For <1 year (6 issues)	19.7	21.6	(1.9)	91.2%
For >1 year (1 issues)	0.5	0.6	(0.1)	83.3%
Total	$9,226.6	$9,186.0	$ 40.6	100.4%

* 92% of these investments are rated investment grade; includes 1 issue with individual gains exceeding $2 million
**96% of these investments are rated investment grade; no issues had individual losses exceeding $2 million

For information regarding concentration of unrealized losses by type or industry, see Note F to the Financial Statements.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at December 31, 2006, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	3%	3%
After one year through five years	24	8
After five years through ten years	44	42
After ten years	12	8
	83	61
Mortgage-backed securities	17	39
	100%	100%

*Excludes $112 million of fixed maturities with no unrealized gains and losses.

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

Based on its analysis of the factors enumerated above, management believes that (i) GAFRI will recover its cost basis in the securities with unrealized losses and (ii) GAFRI has the ability and intent to hold the securities until they mature or recover in value. Although GAFRI has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should GAFRI's ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on GAFRI's liquidity.

GAFRI realized aggregate losses of $7.6 million during 2006 on $252 million in sales of fixed maturity securities (eight issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2005. These securities were "AAA" rated mortgage-backed securities, three of which increased in fair value by an aggregate of $0.7 million and five of which decreased in fair value by an aggregate of $3.0 million from year-end 2005 to the sale date.

Uncertainties

GAFRI's businesses are subject to various uncertainties, including regulatory, legislative, environmental, and tax developments. While it is not possible to predict what changes will come in these areas, some could possibly have a material impact on GAFRI and its businesses. Also see Note M to the Financial Statements.

Over the last several years there have been an increasing number of proposals to either change the methods by which insurance companies are regulated, change the amount of capital required by insurance companies, or increase the amount of regulation imposed under the existing regulatory framework. For example, the National Association of Insurance Commissioners recently revised the suitability in annuity transactions model regulation to apply to all purchasers regardless of age. Previously, the annuity suitability model regulation only applied to purchasers age 65 and older. The Company cannot predict what specific regulations will be adopted or if an entirely new regulatory framework will be implemented or the impact on the Company and its business.

Reinsurance  In the normal course of business, GAFRI's insurance subsidiaries cede reinsurance to other companies under various reinsurance agreements to diversify risk and limit maximum exposure. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, GAFRI's insurance subsidiaries would remain liable. GAFRI reviews the financial condition of its reinsurers and monitors the amount of reinsurance it has with each company. At December 31, 2006, approximately 65% of the Company's total face amount of life insurance in force was reinsured. Substantially all of GAFRI's reinsurance is with companies having an A.M. Best rating in the A category. GAFRI's largest reinsurer accounts for nearly 60% of the Company's reinsurance in force and is rated A+ by A.M. Best. GAFRI's second largest reinsurer accounts for nearly 35% of GAFRI's reinsurance in force and is rated A by A.M. Best.

Proposed Tax Law Changes  The most recent federal budget proposal again contained several tax reform measures related to retirement and savings accounts. One such proposal would consolidate 401(k), 403(b) and government employee 457 plans into a single plan. Another proposal would create "lifetime savings accounts" that would allow tax-free savings without restrictions on withdrawals. The Company does not expect these measures to be adopted in 2007.

The Department of the Treasury has proposed certain changes to the regulations governing 403(b) annuities. These changes include new restrictions on transfers and the imposition of additional obligations on employers, including school districts. The Company expects that the final regulations will come close to the proposed changes, and will become effective in 2008. These changes may cause employers to reduce the number of 403(b) annuity providers that have access to employees. To remain competitive in a changed environment, the Company is preparing to offer increased services to help employers meet their additional obligations.

In 2005 and 2006, there were a number of proposals being explored for reform of the federal income tax system. Some proposals would have a significant adverse impact on the Company and its business. GAFRI does not expect those proposals to be adopted in 2007.

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

RESULTS OF OPERATIONS

General  The following table shows GAFRI's net earnings and diluted earnings per share as stated in the Consolidated Income Statement as well as the after-tax effect of other items included in these GAAP measures that are listed below to assist investors in analyzing their impact on the trend in operating results (in millions, except per share amounts):

	2006	2005	2004
Net Income	$98.9	$69.9	$101.8
Significant after-tax items included in net income
Gains on sales of discontinued hotels	31.6	10.7	-
Discontinued hotel operations	(0.6)	3.6	2.9
Discontinued Puerto Rican operations	-	19.6	14.5
Unlocking charge and write-off of DPAC	-	(19.1)	-
Charge relating to former manufacturing operations	-	(6.2)	-
Realized gains (losses)	(8.8)	(0.7)	32.9

Diluted per share amounts:
Net Income	$2.06	$1.47	$2.15
Significant after-tax items included in net income
Gains on sales of discontinued hotels	0.66	0.22	-
Discontinued hotel operations	(0.01)	0.08	0.06
Discontinued Puerto Rican operations	-	0.41	0.30
Unlocking charge and write-off of DPAC	-	(0.40)	-
Charge relating to former manufacturing operations	-	(0.13)	-
Realized gains (losses)	(0.18)	(0.01)	0.69

Gains on Sales of Discontinued Hotels and Discontinued Hotel Operations   See Item 7 - "Results of Operations - Real Estate Operations - Discontinued" and Note F to the Financial Statements for discussion.

Discontinued Puerto Rican Operations  See Item 7 - "Results of Operations - Discontinued Operations" and Note C to the Financial Statements for discussion.

Unlocking Charge and Write-off of Deferred Policy Acquisition Costs ("DPAC") (Included in Benefits to Policyholders and Insurance Acquisition Expenses)  See Item 7 - "Results of Operations - Annuity Benefits" and "Results of Operations - Insurance Acquisition Expenses" for discussion.

Charge Relating to Former Manufacturing Operations (Included in Other Expenses)  See Item 7 - "Results of Operations - Other Expenses" and Note M to the Financial Statements for discussion.

Realized Gains (Losses)  See Item 7 - "Results of Operations - Realized Gains (Losses)" for discussion.

Annuity Premiums  The following table summarizes GAFRI's annuity sales (in millions).

	2006	2005	2004
403(b) Fixed and Indexed-Annuities:
First Year	$ 55	$ 40	$ 34
Renewal	138	131	122
Single Sum	251	77	103
Subtotal	444	248	259

Non-403(b) Fixed Annuities	335	440	401
Non-403(b) Indexed-Annuities	510	69	2
Variable Annuities	87	92	105
Total Annuity Premiums	$1,376	$849	$767

Statutory annuity premiums in 2006 were 62% higher than in 2005. Premiums in 2005 included approximately $100 million of traditional fixed annuity premiums received in January 2005 from policyholders of an unaffiliated company in rehabilitation who chose to transfer their funds to GAFRI. Excluding the $100 million, GAFRI's premiums in 2006 were 84% higher than in 2005, due primarily to higher fixed indexed-annuity sales and higher sales of traditional annuities in GAFRI's 403(b) segment.

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions).

	2006	2005	2004
Premiums
Supplemental insurance operations (1)
First year	$ 49	$ 48	$ 54
Renewal	265	210	186
Life operations (in run-off)	35	38	41
	$349	$296	$281

Benefits
Supplemental insurance operations	$238	$199	$184
Life operations (in run-off)	44	50	49
	$282	$249	$233

Ratio of Supplemental benefits to Supplemental premiums	76%	77%	77%

  2006 includes premiums from Ceres' subsidiaries since their acquisition in August 2006.

Excluding the effect of the acquisition of Ceres, GAFRI's supplemental insurance operations reflect lower first year premiums, higher lapses and higher loss experience in 2006. The acquisition broadens GAFRI's distribution in both the independent agent and captive agent channels.

Net Investment Income  Net investment income increased $43.9 million (8%) in 2006 compared to the same period in 2005 due primarily to an increase in average invested assets of approximately $575 million (6%). Net investment income primarily related to the early redemption of certain investments was approximately $11 million and $15 million in 2006 and 2005, respectively. The increase in assets reflects internal growth as well as acquisitions. See Note D to the Financial Statements.

Net investment income increased $33.6 million (6%) in 2005 compared to 2004. An increase in average invested assets of nearly $700 million (8%), due primarily to internal growth as well as the acquisition of a block of business in May 2004 (See Note D to the Financial Statements) was partially offset by a lower yield on GAFRI's investment portfolio.

The yield earned on GAFRI's investment portfolio, excluding real estate investments and realized gains, was 6.0%, 6.0% and 6.1% in 2006, 2005 and 2004, respectively.

Realized Gains (Losses)

Investments

Realized gains (losses) on investments included provisions for other than temporary impairment on securities as follows: $17.6 million, $16.9 million and $13.4 million for the years ended 2006, 2005 and 2004, respectively. See Note F to the Financial Statements.

In 2004, GAFRI received common and preferred shares equivalent to 1.7 million shares of National City Corporation in exchange for its ownership interest in Provident Financial Group and realized a $41.5 million pre-tax gain on the transaction.

Goodwill Impairment

Goodwill impairment reflects a 2006 pre-tax charge of $4.2 million and a 2004 pre-tax charge of $4.0 million related to an insurance agency subsidiary. See Note G to the Financial Statements.

Retirement of Debt

Loss on retirement of debt in 2006 reflects pre-tax losses on repurchases of $68.5 million principal amount of the Company's 6-7/8% Senior Notes for $70.8 million in cash. In addition, in connection with the repurchases, GAFRI paid $2.0 million to effectively terminate the portion of an interest rate swap that covered the repurchased debt; this amount is included in loss on retirement of debt in the Consolidated Income Statement.

Loss on retirement of debt in 2005 and 2004 reflects pre-tax losses on repurchases of $20.8 million and $27.2 million principal amount of the Company's 8-7/8% trust preferred securities.

Other Income  Other income increased $25.7 million (31%) in 2006 compared to the same period in 2005. The increases reflect higher administrative cost reimbursements received from reinsurers (resulting from the acquisition of Ceres) and higher income on GAFRI's continuing real estate operations (see below). 2006 also includes a payment received from Palm Beach County, Florida in exchange for the imposition of certain limitations on future development of a marina owned by the Company.

Other income increased $11.8 million (17%) in 2005 compared to 2004 due to increased real estate revenues primarily as a result of the acquisition of new properties.

Real Estate Operations - Continuing  GAFRI is engaged in a variety of real estate operations including hotels and marinas. Revenues and expenses of these operations are included in GAFRI's Consolidated Income Statement as shown below (in millions).

	2006	2005	2004
Other income	$32.4(1)	$24.6	$12.5
Other expenses:
Operating expenses	22.0	17.8	9.8
Depreciation	3.3	2.7	1.6
Other	1.2	2.9	1.0

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

In October 2005, GAFRI sold its hotel operations in Austin, Texas for $53 million. After sales expenses, profit sharing payments and the write-off of certain deferred acquisition costs associated with the gain recognition, the Company recognized a pre-tax gain of approximately $16.5 million ($10.7 million after-tax, or $0.22 per diluted share).

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

Annuity benefits increased $4.5 million (1%) in 2006 compared to 2005. Excluding the 2005 "unlocking" amount discussed below, annuity benefits in 2006 were 5% higher than in 2005 reflecting higher annuity reserves due to internal growth and the acquisition of $280 million of reserves in January 2006, partially offset by lower average effective crediting rates.

In the fourth quarter of 2006, GAFRI conducted its annual review of the actual results and future assumptions underlying its annuity operations, including assumptions related to future interest rates and persistency. There were no significant unlockings deemed necessary. In 2005, primarily as a result of the continuing low interest rate environment, the Company "unlocked" the actuarial assumptions related to its annuity business in force and recorded a pre-tax charge of approximately $11.6 million to EDAR related to that business. In 2004, GAFRI recorded a pre-tax charge to EDAR of approximately $5 million due to trends in actual experience. Management believes that significant changes in projected investment yields could result in charges (or credits) to earnings in the period the projections are modified.

Insurance Acquisition Expenses  Insurance acquisition expenses include amortization of DPAC as well as a portion of commissions on sales of insurance products. Insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired. Increases in insurance acquisition expenses in 2006 and 2005 reflect growth in the Company's businesses as well as the items discussed below.

As a result of the 2006 annual review of actual results and future assumptions discussed above in "Annuity Benefits", no significant "unlockings" were deemed necessary. In 2005, the Company recorded net charges to insurance acquisition expenses of $4.2 million primarily related to spread narrowing partially offset by the expected improved future persistency related to the Company's annuities, due to the impact of the current interest rate environment. In addition, in 2005 GAFRI recorded a $13.6 million write-off of DPAC due to an unexpected increase in mortality in GAFRI's run-off life operations.

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

Interest and Debt Expenses  The decrease in interest and debt expenses in 2006 compared to 2005 and 2004 reflects the Company's repurchases of debt. In 2006, GAFRI repurchased $68.5 million of the Company's 6-7/8% Senior Notes; in the fourth quarter of 2005, GAFRI repurchased $20.8 million principal amount of its 8-7/8% preferred securities. The effect of these repurchases was partially offset by a higher effective interest rate on the Company's floating rate debt.

Other Expenses  Other expenses increased $17.5 million (13%) in 2006 compared to 2005. The increase reflects the acquisitions in 2006 (See Note D to the Financial Statements), higher real estate expenses on GAFRI's continuing real estate operations, and higher expenses in the Company's supplemental lines of business.

Other expenses increased $9.5 million (8%) in 2005 compared to 2004 due primarily to the $9.5 million charge relating to the Company's former manufacturing operations (See Note M to the Financial Statements).

Income Taxes  The effective tax rate on GAFRI's continuing operations approximated 34% - 35% in each year from 2004 - 2006. See Note B, Note C and Note K to the Financial Statements for additional information on income taxes.

Discontinued Puerto Rican Operations  In January 2006, GAFRI completed the sale of its subsidiary, GA-PR, for approximately $37.5 million in cash. There was no material after-tax gain or loss on the sale. During 2005, GA-PR paid dividends totaling $100 million to GAFRI. See Note C to the Financial Statements.

Cumulative Effect of Accounting Change  In 2004, GAFRI recorded an after-tax charge of $2.2 million resulting from the implementation of Statement of Position ("SOP") 03-1. The most significant effect to GAFRI is a change in accounting for assets and liabilities related to two-tier annuities and persistency bonuses. As a result of adopting the SOP, unamortized insurance acquisition costs increased by $50 million and annuity benefits accumulated increased by $54 million.

RECENT ACCOUNTING STANDARDS

The following accounting standards are to be implemented by GAFRI in 2007.

Accounting
Standard	Subject of Standard (Year of Implementation)
SOP 05-1	Accounting for Modifications of Insurance Contracts (2007)
FIN 48	Accounting for Uncertainty in Income Taxes

SOP 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts," provides guidance on accounting for deferred policy acquisition costs on certain internal replacements of insurance and investment contracts. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The impact on GAFRI's financial statements of implementing this standard is not expected to be material. However, future implementation of any plan involving modification or exchanges of annuity and supplemental insurance contracts could result in the write-off of a portion of deferred policy acquisition costs.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48") is effective for fiscal years beginning after December 15, 2006. For more information on FIN 48, See Income Taxes in Note B to the Financial Statements.

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

The following table provides information at December 31, 2006 and 2005, about GAFRI's "available-for-sale" fixed maturity investments that are sensitive to interest rate risk. These tables show (dollars in millions) principal cash flows and related weighted-average interest rates by expected maturity date for each of the five subsequent years and for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBSs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.
	December 31, 2006		December 31, 2005
	Principal			Principal
	Cash Flows	Rate		Cash Flows	Rate
2007	$ 395	6.1%	2006	$ 349	5.9%
2008	451	6.3	2007	344	6.9
2009	397	6.3	2008	397	6.8
2010	458	6.4	2009	417	6.5
2011	724	6.0	2010	563	6.4
Thereafter	6,683	5.8	Thereafter	6,773	5.7

Total	$9,108	5.9%	Total	$8,843	5.9%

Fair Value	$9,121		Fair Value	$8,930

Annuity Contracts  Substantially all of GAFRI's fixed rate annuity contracts permit GAFRI to change crediting rates (subject to minimum interest rate guarantees as determined by applicable law) enabling management to react to changes in market interest rates. In late 2003, GAFRI began issuing products with guaranteed minimum crediting rate of less than 3% in states where required approvals have been received. At December 31, 2006, approximately 10% of annuity benefits accumulated related to policies with a minimum crediting rate of less than 3%. The remaining balance was split almost evenly between policies with minimum guarantee rates of 3% and 4%. Actuarial assumptions used to estimate DPAC and certain annuity liabilities, as well as GAFRI's ability to maintain spread, could be impacted if the current interest rate environment continues for an extended period, or if increases in interest rates cause policyholder behavior to differ significantly from current expectations.

Projected payments in each of the next five years and for all years thereafter on GAFRI's fixed annuity liabilities at December 31 are as follows (dollars in millions):

								Fair
	First	Second	Third	Fourth	Fifth	Thereafter	Total	Value
2006	$1,016	$1,085	$ 971	$934	$933	$4,518	$9,457	$8,969
2005	$ 907	$ 945	$1,013	$897	$880	$3,775	$8,417	$8,060

At December 31, 2006, the average stated crediting rate on the in-force block of GAFRI's principal fixed annuity products was approximately 3.8%. The current stated crediting rates (excluding bonus interest) on new sales of GAFRI's fixed annuity products generally range from 3.0% to 4.0%. GAFRI estimates that its effective weighted-average crediting rate on its in-force business over the next five years will approximate 3.6%. This rate reflects actuarial assumptions as to: (i) expected investment spreads; (ii) deaths; (iii) annuitizations; (iv) surrenders; and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

GAFRI's indexed-annuities represented nearly 9% of GAFRI's insurance reserves at December 31, 2006. These annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. The Company's strategy is designed so that an increase in the liabilities due to an increase in the market index will be generally offset by unrealized and realized gains on the call options purchased by the Company. Under SFAS No. 133, both the index-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Adjusting these derivatives to market value had a net effect of less than 1% of annuity benefits in 2006 and 2005.

Long-Term Debt  The following table shows scheduled principal payments on fixed rate long-term debt (including the subsidiary trust securities) of GAFRI and related weighted-average interest rates for the next five years and for all years thereafter (in millions):

	December 31, 2006		December 31, 2005
	Scheduled			Scheduled
	Principal			Principal
	Payments	Rate		Payments	Rate
2007 through 2011	$ 53.9(1)	8.5%	2006 through 2010	$ 49.0	7.4%
Thereafter	219.2	7.5%	Thereafter	241.3	7.5%

Total	$273.1	7.8%	Total	$290.3	7.7%

Fair Value	$256.9		Fair Value	$297.0

(1) Includes the retirement of approximately $22 million of the Company's 8-7/8% notes     (see Note Q to the Financial Statements).

ITEM 8

Please refer to "Forward-Looking Statements" following the index in front of this Form 10-K.

Financial Statements and Supplementary Data
PAGE

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet:
December 31, 2006 and 2005	F-2

Consolidated Income Statement:
Years Ended December 31, 2006, 2005 and 2004	F-3

Consolidated Statement of Changes in Stockholders' Equity:
Years Ended December 31, 2006, 2005 and 2004	F-4

Consolidated Statement of Cash Flows:
Years Ended December 31, 2006, 2005 and 2004	F-5

Notes to Consolidated Financial Statements	F-6

"Selected Quarterly Financial Data" has been included in Note P to the Consolidated Financial Statements.

ITEM 9A

Evaluation of Disclosure Controls and Procedures

GAFRI's chief executive officer and chief financial officer, with the participation of management, have evaluated GAFRI's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c)) as of a date within 90 days prior to filing this report. Based on the evaluation, they concluded that the controls and procedures are effective. During the fourth quarter of 2006, there have been no changes in GAFRI's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, GAFRI's internal controls over financial reporting. During the fourth quarter of 2006, modifications were made to the controls of certain of GAFRI's information systems to modify the procedures with respect to emergency access by programmers. During the quarter, modifications were made to certain procedures with respect to the quarterly financial statement close process at the Company's operations in Austin, Texas. However, the related business processes and procedures did not materially change as a result of the modifications and, accordingly, management does not believe such changes are likely to materially affect GAFRI's internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

GAFRI's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including GAFRI's principal executive officer and principal financial officer, GAFRI conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2006, based on the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting GAFRI's evaluation of the effectiveness of its internal control over financial reporting, GAFRI has excluded the 2006 acquisition of Ceres Group, Inc. This acquisition constituted less than 6% of total assets as of December 31, 2006 and less than 7% of total revenues and less than 5% of net earnings for the year then ended. Refer to Note D to the consolidated financial statements for further discussion of this acquisition.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on GAFRI's evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2006. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is set forth on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Great American Financial Resources, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Great American Financial Resources, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Great American Financial Resources, Inc.'s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Ceres Group, Inc., which is included in the 2006 consolidated financial statements of Great American Financial Resources, Inc. and constituted less than 6% of total assets as of December 31, 2006, and less than 7% of total revenues and less than 5% of net earnings for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because the Company acquired this entity during 2006. Our audit of internal control over financial reporting of Great American Financial Resources, Inc. also did not include an evaluation of the internal control over financial reporting of this acquired entity.

In our opinion, management's assessment that Great American Financial Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Great American Financial Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Great American Financial Resources, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion thereon.
Cincinnati, Ohio	/s/ Ernst & Young LLP
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Great American Financial Resources, Inc.

We have audited the accompanying consolidated balance sheets of Great American Financial Resources, Inc. (the Company) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great American Financial Resources, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, in connection with implementing new accounting standards, the Company changed its methods of accounting for stock-based compensation in 2006 and certain non-traditional long duration insurance contracts and separate accounts in 2004.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Great American Financial Resources, Inc.'s internal control over financial reporting as of December 31, 2006, based upon criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio

February 27, 2007

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)
	December 31,
	2006	2005
Assets
Investments:
Fixed maturities:
Available-for-sale - at fair value
(amortized cost - $9,104.3 and $8,825.9)	$ 9,120.5	$ 8,930.1
Trading securities - at fair value	276.4	271.9
Equity securities - at fair value
(cost - $214.0 and $185.7)	238.4	191.4
Mortgage loans on real estate	170.6	38.4
Real estate	78.0	118.3
Policy loans	267.1	258.7
Cash and cash equivalents	564.3	154.3
Total cash and investments	10,715.3	9,963.1

Accrued investment income	124.5	117.6
Unamortized insurance acquisition costs	946.1	835.9
Reinsurance recoverable	677.3	257.3
Other assets	171.7	104.6
Variable annuity assets (separate accounts)	700.5	643.5

	$13,335.4	$11,922.0

Liabilities and Capital
Annuity benefits accumulated	$ 9,456.7	$ 8,417.3
Unearned revenue	104.1	118.2
Life, accident and health reserves	1,414.7	1,088.0
Long-term debt	273.1	341.8
Payable to affiliates, net	133.4	119.9
Deferred taxes on unrealized gains	14.0	31.0
Accounts payable, accrued expenses and other liabilities	164.9	155.6
Variable annuity liabilities (separate accounts)	700.5	643.5
Total liabilities	12,261.4	10,915.3

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-47,569,236 and 47,256,092 shares outstanding	47.6	47.3
Capital surplus	416.7	409.0
Retained earnings	583.4	489.2
Accumulated other comprehensive income, net	26.3	61.2
Total stockholders' equity	1,074.0	1,006.7

	$13,335.4	$11,922.0

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Revenues:
Life, accident and health premiums	$ 349.1	$296.4	$280.6
Net investment income	601.1	557.2	523.6
Realized gains (losses) on:
Investments	(4.9)	0.7	55.9
Goodwill impairment	(4.2)	-	(4.0)
Retirement of subsidiary trust debt	(4.5)	(1.8)	(1.3)
Other income	107.4	81.7	69.9
	1,044.0	934.2	924.7

Costs and Expenses:
Annuity benefits	343.6	339.1	311.0
Life, accident and health benefits	282.3	249.1	233.0
Insurance acquisition expenses, net	140.3	129.6	96.3
Interest and debt expenses	22.9	28.4	27.4
Other expenses	151.3	133.8	124.3
	940.4	880.0	792.0

Operating earnings before income taxes	103.6	54.2	132.7
Provision for income taxes	35.7	18.2	46.1

Income from continuing operations	67.9	36.0	86.6
Discontinued Puerto Rican operations, net of tax	-	19.6	14.5
Discontinued hotel operations, net of tax	(0.6)	3.6	2.9
Gains on sales of discontinued hotels, net of tax	31.6	10.7	-
Cumulative effect of accounting change, net of tax	-	-	(2.2)

Net Income	$ 98.9	$ 69.9	$101.8

Basic earnings per common share:
Continuing operations	$ 1.43	$0.76	$1.84
Discontinued Puerto Rican operations	-	0.41	0.31
Discontinued hotel operations	(0.01)	0.08	0.06
Gains on sales of discontinued hotels	0.67	0.23	-
Accounting change	-	-	(0.05)
Net income	$ 2.09	$1.48	$2.16

Diluted earnings per common share:
Continuing operations	$ 1.41	$0.76	$1.83
Discontinued Puerto Rican operations	-	0.41	0.30
Discontinued hotel operations	(0.01)	0.08	0.06
Gains on sales of discontinued hotels	0.66	0.22	-
Accounting change	-	-	(0.04)
Net income	$ 2.06	$1.47	$2.15

Average number of common shares:
Basic	47.4	47.1	47.1
Diluted	48.1	47.6	47.3

Cash dividends per common share	$0.10	$0.10	$0.10

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)

	Year ended December 31,
	2006	2005	2004
Common Stock:
Balance at beginning of year	$ 47.3	$ 47.1	$ 47.0
Common Stock issued	0.6	0.7	0.1
Common Stock retired	(0.3)	(0.5)	-
Balance at end of year	$ 47.6	$ 47.3	$ 47.1

Capital Surplus:
Balance at beginning of year	$409.0	$407.1	$406.0
Common Stock issued	9.5	9.6	2.0
Common Stock retired	(5.9)	(9.7)	(0.9)
Agent stock option grants	1.4	2.0	-
Stock-based compensation expense	2.7	-	-
Balance at end of year	$416.7	$409.0	$407.1

Retained Earnings:
Balance at beginning of year	$489.2	$424.0	$326.9
Net income	98.9	69.9	101.8
Common dividends declared	(4.7)	(4.7)	(4.7)
Balance at end of year	$583.4	$489.2	$424.0

Accumulated other Comprehensive Income:
Balance at beginning of year	$ 61.2	$190.9	$162.6
Change in unrealized gains during year	(35.3)	(129.7)	28.3
Other	0.4	-	-
Balance at end of year	$ 26.3	$ 61.2	$190.9

Comprehensive Income:
Net Income	$ 98.9	$ 69.9	$101.8
Change in net unrealized gains on marketable securities	(35.3)	(129.7)	28.3
Comprehensive income (loss)	$ 63.6	($ 59.8)	$130.1

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Year ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$ 98.9	$ 69.9	$101.8
Adjustments:
Cumulative effect of accounting change	-	-	2.2
Increase in life, accident and health reserves	33.9	67.8	66.9
Benefits to annuity policyholders	343.6	341.6	313.6
Amortization of insurance acquisition costs	106.2	118.5	85.9
Depreciation and amortization	13.8	32.4	33.4
Realized (gains) losses on investments	4.9	(5.4)	(56.2)
Gain on sale of real estate	(48.7)	(16.5)	-
Realized loss on goodwill impairment	4.2	-	4.0
Realized losses on retirement of subsidiary debt	4.5	1.8	1.3
Net trading portfolio activity	(6.8)	13.9	(95.1)
Increase in insurance acquisition costs	(171.5)	(128.1)	(120.1)
Increase in reinsurance recoverable	(47.5)	(5.8)	(20.9)
Decrease (increase) in other assets	(0.5)	7.9	(6.6)
Increase (decrease) in other liabilities	(37.9)	0.9	9.2
Increase in payable to affiliates, net	18.6	4.6	20.3
Other, net	(7.0)	3.3	(2.3)
Net cash provided by operating activities	308.7	506.8	337.4

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,981.6)	(2,145.3)	(3,230.1)
Equity securities	(108.1)	(125.7)	(86.3)
Real estate, mortgage loans and other assets	(51.1)	(56.2)	(43.5)
Purchase of subsidiary	(204.4)	-	-
Cash and cash equivalents of businesses acquired, net	217.8	-	26.6
Proceeds received from sale of Puerto Rican operations, net	27.2	60.0	-
Maturities and redemptions of fixed maturity
investments	482.2	641.6	818.2
Sales of:
Fixed maturity investments	1,422.2	1,064.5	2,188.8
Equity securities	121.5	92.3	54.4
Real estate, mortgage loans and other assets	69.6	52.8	1.0
Increase in policy loans	(10.0)	(8.5)	(4.0)
Net cash used in investing activities	(14.7)	(424.5)	(274.9)

Cash Flows from Financing Activities:
Fixed annuity receipts	$1,378.2	854.4	686.2
Annuity surrenders, benefits and withdrawals	(1,208.5)	(936.1)	(729.8)
Net transfers from variable annuity assets	25.5	11.4	1.4
Additions to long-term debt	65.0	15.0	83.5
Reductions of long-term debt	(143.5)	(15.2)	(0.2)
Issuance of Common Stock	4.9	2.1	1.7
Retirement of Common Stock	(0.9)	(2.5)	(0.9)
Repurchase of trust preferred securities	-	(22.6)	(93.5)
Cash dividends paid	(4.7)	(4.7)	(4.7)
Net cash provided by (used in) financing activities	116.0	(98.2)	(56.3)

Net increase (decrease) in cash and cash equivalents	410.0	(15.9)	6.2
Cash and cash equivalents at beginning of period	154.3	170.2	164.0
Cash and cash equivalents at end of period	$ 564.3	$154.3	$ 170.2

See Notes to Consolidated Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES
A. Description of the Company	K. Income Taxes
B. Summary of Significant Accounting Policies	L. Leases
C. Discontinued Operations	M. Contingencies
D. Acquisitions	N. Statutory Information
E. Segments of Operations	O. Additional Information
F. Investments	P. Quarterly Financial Data
G. Goodwill	(Unaudited)
H. Unamortized Insurance Acquisition Costs	Q. Subsequent Events (Unaudited)
I. Long-Term Debt
J. Stockholders' Equity

A.  DESCRIPTION OF THE COMPANY

Great American Financial Resources, Inc. ("GAFRI" or "the Company"), through its subsidiaries, markets fixed, indexed and variable annuities, and various forms of supplemental insurance through independent agents. To a lesser extent, the Company also markets certain of its supplemental insurance products through a captive agency force.

American Financial Group, Inc. ("AFG") and its subsidiaries owned 81% of GAFRI's Common Stock at December 31, 2006. See Note Q to the Financial Statements for information regarding AFG's proposed merger transaction with GAFRI.

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

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Investments  Fixed maturity securities and equity securities classified as "available-for-sale" are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Fixed maturities classified as "trading" are reported at fair value with changes in unrealized holding gains or losses during the period included in investment income. Short-term investments are carried at cost; mortgage loans on real estate are carried at the unpaid principal balance adjusted for any unamortized premium or discounts; and policy loans are carried at the aggregate unpaid balance. Premiums and discounts on fixed maturity securities are amortized using the interest method; mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations.

Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings (included in realized gains (losses) on investments) and the cost basis of that investment is reduced.

Derivatives  Derivatives included in GAFRI's balance sheet are recorded at fair value and consist primarily of (i) the interest component of certain life reinsurance contracts (included in other liabilities), (ii) interest rate swaps (included in long-term debt), (iii) the equity-based component of certain indexed-annuity products (included in annuity benefits accumulated), and (iv) related call options (included in other assets) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those indexed-annuity products. Changes in the fair value of derivatives are included in current earnings.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The terms of the interest rate swaps match those of the debt; therefore, the swaps are considered to be (and are accounted for as) 100% effective fair value hedges. Both the swaps and the hedged debt are adjusted for changes in fair value by offsetting amounts. Accordingly, since the swaps are included with long-term debt in the Balance Sheet, the only effect on GAFRI's financial statements is that the interest expense on the hedged debt is recorded based on the variable rate.

Goodwill  Goodwill represents the excess of cost of subsidiaries over GAFRI's equity in their underlying net assets. Goodwill is not amortized, but is subject to an impairment test at least annually. Goodwill is included in "Other assets" in the Balance Sheet.

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

Under certain of these agreements, GAFRI's insurance subsidiaries cede life insurance policies to a third party on a funds withheld basis whereby GAFRI retains the assets (securities) associated with the reinsurance contracts. Interest is credited to the reinsurer based on the actual investment performance of the retained assets. These reinsurance contracts are considered to contain embedded derivatives (that must be adjusted to fair value) because the yield on the payables is based on specific blocks of the ceding companies' assets, rather than the overall creditworthiness of the ceding company. GAFRI determined that changes in the fair value of the underlying portfolios of fixed maturity securities is an appropriate measure of the value of the embedded derivative. GAFRI classifies the securities related to these transactions as "trading." The adjustment to fair value on the embedded derivatives offsets the investment income recorded on the adjustment to fair value of the related trading portfolios.

Insurance Acquisition Costs and Expenses  Unamortized insurance acquisition costs consist of deferred policy acquisition costs ("DPAC") and the present value of future profits on business in force ("PVFP" or "VOBA") of acquired insurance companies.

Insurance acquisition expenses in the income statement reflect primarily the amortization of DPAC and VOBA. In addition, certain commission costs are expensed as paid and included in insurance acquisition expenses. All other uncapitalized acquisition costs such as marketing and underwriting expenses are included in "Other expenses" in the Income Statement.

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

To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains. DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in unrealized gains on marketable securities, a component of "Accumulated other comprehensive income, net" in the stockholders' equity section of the Balance Sheet.

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

As a result of the 2004 implementation of Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Contracts", reserves for two-tier annuities (annuities with different stated account values depending on whether a policyholder annuitizes, dies or surrenders) are now recorded at the lower-tier value plus additional reserves for (i) accrued persistency and premium bonuses; and (ii) excess benefits expected to be paid on future deaths and annuitizations ("EDAR") that require payment of the upper-tier value. The liability for EDAR is accrued for and modified using assumptions consistent with those used in determining DPAC and DPAC amortization, except that accruals are in relation to the present value of total expected assessments. Total expected assessments consist principally of estimated future investment margin, surrender, mortality, and other life and variable annuity policy charges, and unearned revenues once they are recognized as income. Prior to the adoption of the SOP, reserves for two-tier annuities were generally recorded at the lower-tier value plus the EDAR reserve.

Reserves for traditional single-tier fixed annuities are generally recorded at the stated annuitization value. Reserves for indexed-annuities are recorded at a value reflecting the fixed guarantees in the product plus the fair value of the equity participation in the contract.

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

Payable to Subsidiary Trusts   Two wholly-owned subsidiary trusts were formed to issue preferred securities and, in turn, purchase a like amount of subordinated debt from their parent company. Interest and principal payments from the parent fund the respective trust obligations. Accordingly, the subordinated debt due to the trusts is shown as "Long-term debt" in the Balance Sheet, and the related interest expense is included in "Interest and debt expenses" in the Income Statement.

Income Taxes  Under a tax agreement with AFG that became effective in 2006, GAFRI and its subsidiaries in the consolidated tax return group generally pay or recover taxes based on each subsidiary's contribution to amounts due under AFG's consolidated return. The tax allocation agreements with AFG have not impacted the recognition of income tax expense and income tax payable in GAFRI's financial statements. If the AFG tax group utilizes any of GAFRI's net operating losses or deductions that originated prior to GAFRI's entering AFG's consolidated tax group, AFG will pay to GAFRI an amount equal to the benefit received.

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis and are measured using enacted tax rates. The Company recognizes deferred tax assets if it is more likely than not that a benefit will be realized. Current and deferred tax assets and liabilities of companies in AFG's consolidated tax group are aggregated with other amounts receivable from or payable to affiliates. Current and deferred tax assets and liabilities of companies not in AFG's consolidated tax group are shown in "Other liabilities" in the Balance Sheet.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48") is effective for fiscal years beginning after December 15, 2006. FIN 48 sets forth criteria for recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 requires that companies recognize the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure. Management is currently evaluating the impact of adopting this interpretation and anticipates that it will not have a significant impact on GAFRI's results of operations or financial condition.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Prior to the implementation of SFAS No. 123(R), GAFRI accounted for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under this method, no compensation expense for stock option grants was recognized because options were granted at exercise prices equal to the fair value of the shares at the dates of grant. See Note J to the Financial Statements for further information on stock options.

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

Earnings Per Share  Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: 2006 - 0.7 million shares, 2005 - 0.5 million shares and 2004 - 0.2 million shares.

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

C.  DISCONTINUED OPERATIONS

On June 2, 2006, GAFRI sold Chatham Bars Inn, a resort hotel located on Cape Cod, Massachusetts, for $166 million, and recognized an after-tax gain of approximately $31.6 million ($0.66 per diluted share). GAFRI sold the Driskill Hotel in October 2005 for $53 million, and recognized an after-tax gain of approximately $10.7 million ($0.22 per diluted share). The operating results and the gains on sales of these properties are included in discontinued operations in the Consolidated Income Statement. Balance Sheet amounts prior to the hotel sales have not been reclassified.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of the hotel operations sold follows (in millions):

Operations:	December 31,
	2006	2005	2004
Real estate revenues	$3.9	$37.3	$38.4
Real estate expenses	4.8	31.9	33.9
Pre-tax earnings (loss)	(0.9)	5.4	4.5
Benefit (provision) for income taxes	0.3	(1.8)	(1.6)

Net earnings (loss) from discontinued hotel operations	($0.6)	$ 3.6	$ 2.9

In January 2006, GAFRI sold Great American Life Assurance Company of Puerto Rico ("GA-PR") for $37.5 million in cash. In connection with the sale, a $7.9 million letter of credit was established to provide for potential liabilities. Prior to the sale, in December 2005, GA-PR reinsured approximately two-thirds of its in-force business with the buyer for $60 million. During 2005, GA-PR paid dividends totaling $100 million to GAFRI.

GA-PR's results are reflected as discontinued for all periods presented in the Consolidated Income Statement; Balance Sheet amounts have not been reclassified. The carrying amount of the major classes of GA-PR's assets and liabilities and a summary of the discontinued operations follow (in millions):
Assets:	2005	2004
Cash and investments	$207.7	$233.1
Unamortized insurance acquisition costs ("DPAC")	21.8	75.7

Liabilities:
Insurance reserves	$181.0	$165.7

Equity excluding unrealized gains	$ 39.4	$121.0

Operations:
Premiums	$ 74.6	$ 70.7
Investment income	11.5	11.2
Realized gains	4.7	0.3

Pre-tax earnings	$ 13.1	$ 15.5
Benefit (provision) for income taxes	6.5	(1.0)
Net earnings from discontinued operations	$ 19.6	$ 14.5

The decrease in cash and investments in 2005 reflects the dividends paid by GA-PR to GAFRI. The decrease in DPAC in 2005 reflects the reinsurance transaction prior to the sale.

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

D.  ACQUISITIONS

On August 7, 2006, GAFRI (parent) acquired all of the outstanding shares of Ceres Group, Inc. for approximately $204 million in cash (excluding approximately $8 million of direct transaction costs), using cash on hand and borrowings under its bank line of credit. Prior to the acquisition, Ceres (through its two primary insurance subsidiaries, Continental General Insurance Company ("CGIC") and Central Reserve Life Insurance Company ("CRLIC")) sold health and life insurance products through two primary business segments and had assets of approximately $770 million at December 31, 2005. Its senior segment includes Medicare supplement and other senior health, life and annuity products for individuals age 55 and over. Its medical segment included major medical health insurance for individuals, families, associations and small businesses.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In connection with the acquisition, Ceres' insurance subsidiaries entered into a reinsurance agreement under which all of Ceres' medical business was ceded to an unaffiliated company. In addition, immediately prior to the completion of the acquisition, half of Ceres' in-force senior business was ceded to an unaffiliated company. Ceres' insurance subsidiaries received pre-tax ceding commissions totaling $64 million in connection with the reinsurance transactions. Also prior to the acquisition, the insurance subsidiaries paid dividends totaling $68 million to Ceres. Following the acquisition, Ceres distributed $60 million to GAFRI. GAFRI used a portion of the distribution to repay all amounts borrowed under its bank line in connection with the acquisition. The operating results of Ceres are reflected in the accompanying financial statements since the date of acquisition.

GAFRI views this acquisition as (i) an effective use of its excess capital and (ii) a source of premium and earnings diversification. In addition, GAFRI believes the acquisition of Ceres strengthens its Medicare Supplement operations by placing GAFRI in the top 10 in the U.S. in terms of Medicare Supplement premiums and by broadening its distribution capabilities through Ceres' captive agency force; these factors contributed to the goodwill created in this acquisition. None of the goodwill is deductible for income tax purposes.

The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". The following table presents the preliminary allocations of the aggregate purchase price for the Ceres acquisition based on their estimated fair values. Such amounts are subject to change upon finalizing valuations.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in millions):

Cash paid to Ceres shareholders	$204.4
Direct acquisition costs (paid by Ceres)	7.7
Direct acquisition costs (paid by GAFRI)	0.5
Total purchase price (including direct acquisition costs)	$212.6

Allocation of purchase price:
Cash and investments	$347.5
Present value of future profits acquired ("PVFP")	60.8
Reinsurance recoverable	413.7
Goodwill	7.5
Other assets	54.3
Insurance liabilities	(619.2)
Other liabilities	(52.0)
Total purchase price (including direct acquisition costs)	$212.6

Pro forma results of operations for the year ended December 31, 2006, assuming the acquisition of Ceres had taken place at the beginning of 2006, would not differ significantly from actual reported results.

In January 2006, GAFRI acquired, through a reinsurance transaction, the fixed annuity block written by Old Standard Life Insurance Company. See Note N to the Financial Statements. As part of the assets received in the reinsurance transaction, GAFRI also acquired the stock of Old West Annuity and Life Insurance Company. In total, the transaction resulted in an increase of approximately $280 million in both annuity benefits accumulated and cash and investments, including a payment (negative ceding commission) from the seller of approximately $9 million.

In 2004, GAFRI acquired the fixed annuity block of business of National Health Insurance Company ("NHIC"). See Note N to the Financial Statements. At the date of acquisition, the block consisted of approximately 33,000 policies with GAAP reserves of approximately $765 million.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

E.  SEGMENTS OF OPERATIONS

GAFRI manages its business as four segments: (i) annuity operations; (ii) supplemental insurance; (iii) life operations; and (iv) corporate and other, which includes holding company assets and costs as well as interest and other debt expenses.

Revenue from GAFRI's annuity operations consist primarily of investment income as well as operating revenues from its real estate investments. GAFRI's annuity products are sold through independent agents primarily to employees of primary and secondary educational institutions and in the non-qualified markets. GAFRI is engaged in a variety of real estate operations including hotels and marinas.

GAFRI's supplemental insurance businesses (United Teacher Associates Insurance Company ("UTA"), Loyal American Life Insurance Company, CGIC and CRLIC) primarily offer a variety of Medicare supplement and limited benefit policies to supplement primary health insurance and other insurance coverage. These products are offered through independent agents and, to a lesser extent, captive agents.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following tables show (in millions) GAFRI's assets, revenues and operating profit by significant business segment.
Assets	2006	2005	2004
Fixed annuity operations	$ 9,665.2	$ 8,972.4	$8,744.9
Variable annuity operations	1,083.5	932.6	902.0
Real estate operations	78.0	118.3	108.8
Total annuity operations	10,826.7	10,023.3	9,755.7

Supplemental insurance operations	1,769.4	958.4	1,000.6
GA Life of Puerto Rico (discontinued operations)	-	237.9	317.0
Life operations	725.8	637.6	640.2
Corporate and other	13.5	64.8	8.5
Total assets per balance sheet	$13,335.4	$11,922.0	$11,722.0

Revenues
Fixed annuity operations	$ 525.6	$ 493.0	$ 465.5
Variable annuity operations	23.5	23.0	23.4
Real estate operations	32.4(a)	24.6	12.5
Total annuity operations	581.5	540.6	501.4

Supplemental insurance operations	388.8	306.9	284.0
Life operations	72.3	76.4	77.9
Corporate and other	15.0	11.4	10.8
Total operating revenues	1,057.6	935.3	874.1

Realized gains (losses)	(13.6)	(1.1)	50.6
Total revenues per income statement	$ 1,044.0	$ 934.2	$ 924.7

Operating profit - pre-tax (b)
Fixed annuity operations	$ 95.3	$ 76.9	$ 91.0
Variable annuity operations	5.4	3.0	1.8
Real estate operations:
Operating cash flow	10.4(a)	6.8	2.7
Depreciation and other	(4.5)	(5.6)	(2.6)
Total annuity operations	106.6	81.1	92.9

Supplemental insurance operations	28.1	26.9	24.0
Life operations	8.9	(12.7)	(1.6)
Corporate and other	(26.4)	(40.0)(c)	(33.2)
Pre-tax earnings from operations	117.2	55.3	82.1

Realized gains (losses)	(13.6)	(1.1)	50.6
Total operating earnings before income taxes per income statement	$ 103.6	$ 54.2	$ 132.7

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
  Includes pre-tax charge of $9.5 million related to environmental liabilities associated with the Company's former manufacturing operations. See Note M to the Financial Statements.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

F.  INVESTMENTS

Fixed maturity investments classified as available-for-sale at December 31, consisted of the following (in millions):
	2006				2005
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses
Fixed maturities:
United States Government and
government agencies and authorities	$ 276.6	$277.9	$ 2.7	($1.4)	$ 287.8	$ 298.9	$ 13.0	($ 1.9)
States, municipalities and
political subdivisions	200.3	202.5	3.3	(1.1)	209.0	215.6	6.8	(0.2)
Foreign governments	19.8	19.9	0.1	-	26.9	27.6	0.7	-
Banks, savings and credit institutions	1,632.4	1,636.6	15.6	(11.4)	1,356.9	1,381.0	28.7	(4.6)
Public utilities	830.7	836.3	13.0	(7.4)	803.3	826.2	24.5	(1.6)
Mortgage-backed securities	2,637.3	2,615.2	17.5	(39.6)	2,793.2	2,767.7	14.0	(39.5)
All other corporate	3,484.6	3,508.2	57.9	(34.3)	3,321.1	3,383.9	87.8	(25.0)
Redeemable preferred stocks	22.6	23.9	1.3	-	27.7	29.2	1.5	-
	$9,104.3	$9,120.5	$111.4	($95.2)	$8,825.9	$8,930.1	$177.0	($72.8)

The following table shows gross unrealized losses on fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31 (in millions).
	2006

	Twelve Months or Less			More than Twelve Months
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
Fixed maturities:
United States Government and
government agencies and authorities	($ 0.1)	$116.9	100%	($ 1.3)	$ 58.3	98%
States, municipalities and
political subdivisions	(0.4)	53.3	99	(0.7)	26.7	97
Banks, savings and credit institutions	(3.3)	474.0	99	(8.1)	339.8	98
Public utilities	(4.3)	248.5	98	(3.1)	116.3	97
Mortgage-backed securities	(4.7)	574.8	99	(34.9)	1,297.1	97
All other corporate	(9.9)	779.7	99	(24.4)	760.3	97
Redeemable preferred stock	*	2.6	100	-	-	-
	($22.7)	$2,249.8	99%	($72.5)	$2,598.5	97%

	2005

	Twelve Months or Less			More than Twelve Months
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
Fixed maturities:
United States Government and
government agencies and authorities	($ 0.3)	$ 35.2	99%	($1.6)	$ 48.2	97%
States, municipalities and
political subdivisions	(0.2)	27.2	99	-	-	-
Banks, savings and credit institutions	(4.6)	366.0	99	*	1.0	100
Public utilities	(1.6)	138.4	99	-	-	-
Mortgage-backed securities	(31.9)	1,926.2	98	(7.6)	171.4	96
All other corporate	(18.7)	953.3	98	(6.3)	146.4	96
Redeemable preferred stock	-	-	-	-	-	-
	($57.3)	$3,446.3	98%	($15.5)	$367.0	96%

* Less than $50 thousand.

At December 31, 2006, gross unrealized losses in the 2006 table above relate to 764 securities with no single unrealized loss in excess of $1.4 million. Investment grade securities (as determined by nationally recognized rating agencies) represented about 95% and 96% of the total unrealized loss and fair value, respectively. Of the mortgage-backed securities, more than 98% of the unrealized loss relates to AAA rated securities. Management believes that GAFRI will recover its cost basis in the securities having unrealized losses at December 31, 2006. GAFRI has the ability and intent to hold such securities until they fully recover or mature.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table below sets forth the scheduled maturities of GAFRI's fixed maturity investments as of December 31, 2006. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. The average maturity of GAFRI's fixed maturity investments was approximately seven and one-half years at December 31, 2006. Mortgage-backed securities had an average life of approximately seven years at December 31, 2006.
Maturity	Amortized Cost	Fair Value
		Amount	%
One year or less	$ 313.4	$ 314.3	3%
After one year through five years	1,353.2	1,381.2	15
After five years through ten years	3,875.6	3,876.5	43
After ten years	924.8	933.3	10
	6,467.0	6,505.3	71
Mortgage-backed securities	2,637.3	2,615.2	29
	$9,104.3	$9,120.5	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

At December 31, 2006, GAFRI had no single investment in excess of 10% of stockholders' equity except for certain investments guaranteed by the U.S. Government or government agencies.

Realized gains (losses) and changes in unrealized appreciation (depreciation) on fixed maturity, equity security and other investments are summarized as follows (in millions):
	Fixed	Equity		Tax
	Maturities	Securities	Other(a)	Effects	Total
2006
Realized
Gross gains on sales	$15.5	$26.1	$ 2.9	($15.5)	$29.0
Gross losses on sales	(31.3)	(0.5)	-	11.0	(20.8)
Impairments	(12.2)	(5.4)	-	6.2	(11.4)
Total realized	($28.0)	$20.2	$ 2.9	$ 1.7	($ 3.2)

Change in unrealized	($88.0)	$18.7	$ -	$22.9	($46.4)

2005
Realized
Gross gains on sales	$ 21.2	$16.1	$2.8	($14.0)	$26.1
Gross losses on sales	(20.4)	(2.1)	-	7.9	(14.6)
Impairments	(16.8)	(0.1)	-	5.9	(11.0)
Total realized	($ 16.0)	$13.9	$2.8	($ 0.2)	$ 0.5

Change in unrealized	($212.7)	($19.4)	-	$80.0	($152.1)

2004
Realized
Gross gains on sales	$34.7	$51.3	$1.8	($30.7)	$57.1
Gross losses on sales	(16.8)	(0.4)	(1.3)	6.5	(12.0)
Impairments	(12.5)	(0.9)	-	4.7	(8.7)
Total realized	$ 5.4	$50.0	$0.5	($19.5)	$36.4

Change in unrealized	$40.0	($12.4)	-	($ 9.3)	$18.3

(a) Includes adjustments to reflect the impact of realized gains and losses on the amortization of DPAC.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unrealized Gains on Marketable Securities, Net  In addition to adjusting securities considered available-for-sale to fair value, SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that certain other balance sheet amounts be adjusted to the extent that unrealized gains and losses from securities would result in adjustments had these gains or losses actually been realized. The following table shows the components of the unrealized gain (loss) on marketable securities (included in accumulated other comprehensive income on the Balance Sheet) and its effect on various balance sheet captions (in millions).

	Unadjusted		Adjusted
	Asset	Effect of	Asset
	(Liability)	SFAS 115	(Liability)
2006
Fixed maturities	$9,104.3	$ 16.2	$9,120.5
Equity securities	214.0	24.4	238.4
Unamortized insurance acquisition costs	947.3	(1.2)	946.1
Annuity benefits accumulated	(9,456.6)	(0.1)	(9,456.7)
Unearned revenue	(104.7)	0.6	(104.1)
Deferred taxes on unrealized gains	-	(14.0)	(14.0)
Unrealized gains		$ 25.9

2005
Fixed maturities	$8,825.9	$104.2	$8,930.1
Equity securities	185.7	5.7	191.4
Unamortized insurance acquisition costs	853.2	(17.3)	835.9
Annuity benefits accumulated	(8,415.8)	(1.5)	(8,417.3)
Unearned revenue	(119.3)	1.1	(118.2)
Deferred taxes on unrealized gains	-	(31.0)	(31.0)
Unrealized gains		$ 61.2

Real Estate  A portion of GAFRI's investment portfolio has historically been comprised of certain real estate investments. These real estate investments are generally acquired with the intention of owning and operating them for a long-term holding period. The table below summarizes the real estate investments in GAFRI's portfolio at December 31, 2006.

Property	Description
Sailfish Marina - Palm Beach Shores, FL	Marina, Hotel and Restaurant

Mountain View Grand - Whitefield, NH (65% owned)*	Resort Hotel

Charleston Harbor Resort - Charleston, SC (50% owned)*	Marina and Hotel

Bay Bridge Marina - Chesapeake Bay, MD (65% owned)*	Marina

Skipjack Marina - Georgetown, MD	Marina

Undeveloped land - Mount Dora, FL	4.3 Acres

Undeveloped land - Mason, OH	6.1 Acres

* The remaining interests in these properties are owned by a subsidiary of AFG.

In total, these real estate investments had a carrying value at December 31, 2006 of approximately $78 million (net of $10 million of accumulated depreciation) and operating cash flows of approximately $10.4 million in 2006. At December 31, 2005, real estate investments had a carrying value of approximately $118 million (net of $27 million of accumulated depreciation) and operating cash flows of approximately $15.8 million in 2005.

In June 2006, GAFRI completed the sale of the Chatham Bars Inn on Cape Cod, Massachusetts for $166 million and recorded an after-tax gain of approximately $31.6 million. Included in mortgage loans at December 31, 2006 is an $86 million mortgage loan issued in connection with the sale of Chatham Bars Inn.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In October 2005, GAFRI completed the sale of the Driskill Hotel in Austin, Texas for $53 million and recorded an after-tax gain of approximately $10.7 million.

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

Major categories of net investment income were as follows (in millions):
	2006	2005	2004
Fixed maturities*	$598.6	$556.9	$521.0
Other	7.4	6.0	5.9
Total investment income	606.0	562.9	526.9
Investment expenses	(4.9)	(5.7)	(3.3)
Net investment income	$601.1	$557.2	$523.6
_______________
* Includes income on fixed maturities, mortgage loans, policy loans and short-term investments.

GAFRI's investment portfolio is managed by a subsidiary of AFG. Investment expenses included investment management charges from this subsidiary amounting to $3.9 million in 2006, $4.9 million in 2005 and $3.9 million in 2004.

G.  GOODWILL

In the fourth quarter of 2006, GAFRI completed its annual impairment test which resulted in a goodwill impairment charge of $4.2 million related to an insurance agency subsidiary in the fixed annuity segment. A review for impairment was prompted by a decrease in estimated future earnings from this agency, based on a reduction in forecasted revenues. Fair value of the agency was estimated using the present value of expected future cash flows.

Changes in the carrying value of goodwill during 2005 and 2006, by reporting segment, are presented in the following table (in millions):
	Fixed Annuity	Supplemental Insurance	Total
Balance at January 1, 2005	$ 9.6	$4.4	$14.0
Additional goodwill	1.0 (a)	-	1.0
Balance at December 31, 2005	10.6	4.4	15.0

Goodwill from acquisitions	-	5.3(b)	5.3
Goodwill impairment in 2006	(4.2)(c)	-	(4.2)
Other	(0.2)	-	(0.2)
Balance at December 31, 2006	$ 6.2	$9.7	$15.9

  Subsidiary purchase accounting adjustment.
  Relates primarily to the purchase of Ceres in August 2006.
  Relates to insurance agency subsidiary.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

H.  UNAMORTIZED INSURANCE ACQUISITION COSTS

Unamortized insurance acquisition costs consisted of the following at December 31 (in millions):
	2006	2005
Deferred policy acquisition costs ("DPAC")	$742.9	$726.1
Policyholder sales inducements	109.4	73.0
Unrealized DPAC adjustment	(1.2)	(17.3)
Present value of future profits acquired ("PVFP")	95.0	54.1
	$946.1	$835.9

The unrealized DPAC adjustment reflects the change in DPAC assuming the unrealized gains on securities had actually been realized (see Note B to the Financial Statements).

During 2006, 2005 and 2004, the Company capitalized $52.9 million, $18.7 million and $9.6 million relating to sales inducements offered to annuity policyholders and amortized $16.5 million, $9.3 million and $7.7 million, respectively.

A progression of GAFRI's present value of future profits acquired is as follows (in millions):
	2006	2005	2004
Beginning PVFP balance	$ 54.1	$ 72.7	$ 57.9
Net additions	64.8	0.8	22.2
Reduction due to reinsurance	(14.9)	(9.9)	-
Interest accrued	3.0	3.7	3.5
Amortization	(12.0)	(11.5)	(9.2)
Amortization - GA-PR (discontinued operations)	-	(1.5)	(1.7)
Other	-	(0.2)	-
Ending PVFP Balance	$95.0	$ 54.1	$ 72.7

PVFP gross (original) carrying amount	$165.5	$136.6	$145.9
Accumulated amortization, net of interest accrued	(70.5)	(61.5)	(53.7)
Accumulated amortization (discontinued operations)	-	(21.0)	(19.5)
Total PVFP	$ 95.0	$ 54.1	$ 72.7

The interest accrual rates used for PVFP range from 4% to 6%. During each of the next five years, the PVFP is expected to decrease at a rate of approximately one-eighth of the balance at the beginning of each respective year.

I.  LONG-TERM DEBT

Long-term debt consisted of the following at December 31, (in millions):
	2006	2005
Direct obligations of GAFRI	$ 0.8	$ 1.0
Obligations of AAG Holding (guaranteed by GAFRI):
7-1/2% Senior Debentures due 2033	112.5	112.5
6-7/8% Senior Notes due 2008	31.5	100.0
7-1/4% Senior Debentures due 2034	86.3	86.3
	231.1	299.8

Payable to Subsidiary Trusts:
AAG Holding 8-7/8% Subordinated Debentures due 2027*	22.0	22.0
AAG Holding 7.35% Subordinated Debentures due 2033	20.0	20.0
	42.0	42.0
	$273.1	$341.8

* Called for redemption in 2007 (see Note Q to the Financial Statements).

To achieve its desired balance between fixed and variable rate debt, GAFRI entered into interest rate swaps, which effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9% (effective rate of approximately 8.3% and 7.4% at December 31, 2006 and 2005, respectively).

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In 2006, GAFRI repurchased $68.5 million principal amount of its 6-7/8% Senior Notes for $70.8 million in cash. In connection with the repurchase, GAFRI paid an additional $2.0 million to effectively terminate the portion of the interest rate swap that covered the repurchased debt; the cost to terminate the portion of the swap is included in the loss on retirement of debt in the Consolidated Income Statement.

In March 2006, the Company replaced its existing $165 million bank credit agreement with a $500 million five-year revolving credit facility shared with AFG. Under terms of the agreement, GAFRI may borrow up to $175 million with the ability to borrow up to $200 million, conditioned on AFG not borrowing in excess of $300 million. AFG has agreed with GAFRI not to borrow more than $325 million under the credit facility and has agreed to guarantee amounts borrowed by GAFRI. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating. No amounts were borrowed under these agreements at December 31, 2006 or December 31, 2005.

At December 31, 2006, GAFRI had virtually no scheduled principal payments on debt for the next five years other than AAG Holding's Senior Notes due in 2008. See Note Q to the Financial Statements for information regarding the redemption of the Company's 8-7/8% trust preferred securities.

Cash interest payments, net of swap interest received, were $21.1 million, $26.7 million, and $27.4 million in 2006, 2005 and 2004, respectively.

J.  STOCKHOLDERS' EQUITY

GAFRI's dividend paying capability is limited by certain customary debt covenants to amounts based on cumulative earnings and losses, debt ratios and other items.

At December 31, 2006, there were 6.2 million shares of GAFRI Common Stock reserved for issuance under GAFRI's stock option plans. Options are granted with an exercise price equal to the market price of GAFRI Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant and generally expire ten years after the date of grant. Data for stock options issued under GAFRI's stock option plans is presented below:

	Shares	Average Exercise Price	Average Remaining Contractual Term	Average Intrinsic Value (in millions)
Outstanding at January 1, 2006	3,371,755	$17.12

Granted	660,441	$19.54
Exercised	(577,014)	$17.19
Forfeited/Cancelled	(95,726)	$19.26
Outstanding at December 31, 2006	3,359,456	$17.52	6.0 years	$18.7

Options exercisable at December 31, 2006	1,935,988	$17.64	4.6 years	$10.6

Options available for grant at December 31, 2006	2,810,347

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $2.8 million, $4.8 million and $0.3 million, respectively. During 2006, GAFRI received $4.7 million from the exercise of stock options. The total tax benefit realized from the exercises was $0.5 million.

GAFRI uses the Black-Scholes option-pricing model to calculate the "fair value" of its option grants. GAFRI began using the SEC's simplified method of calculating expected term with its 2006 grants. The fair value of options granted in 2006, 2005 and 2004 was $6.38 per share, $5.28 per share and $4.63 per share, respectively, based on the following assumptions: dividend yield of less than 1%; expected volatility of 20% (due to limited trading volume of GAFRI's common stock, implied volatility of a peer group's publicly traded options was used); risk-free interest rate of 4.6% in 2006, 4.3% in 2005 and 3.7% in 2004; and expected option life of 6.5 years for 2006 and 7.5 years for 2005 and 2004.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

GAFRI's total stock compensation expense for 2006 was $2.2 million. Related tax benefits totaled $0.4 million for the year. As of December 31, 2006, there was a total of $5.6 million of total unrecognized compensation expense related to nonvested stock options granted under GAFRI's plan. That cost is expected to be recognized over a weighted average of 3.3 years.

The following table illustrates the effect on net income (in millions) and earnings per share for the years ended 2005 and 2004, had compensation cost been recognized and determined based on the "fair values" at grant dates consistent with the methods used beginning in 2006.
	2005	2004
Net income, as reported	$69.9	$101.8
Pro forma stock option expense, net of tax	(2.2)	(2.3)

Adjusted net income	$67.7	$99.5

Earnings per share (as reported):
Basic	$1.48	$2.16
Diluted	$1.47	$2.15

Earning per share (adjusted):
Basic	$1.44	$2.11
Diluted	$1.42	$2.10

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

Comprehensive income is defined as all changes in Stockholders' Equity except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which consists of changes in net unrealized gains or losses on available for sale securities. The components of accumulated other comprehensive income (loss) were as follows (in millions):
	2006			2005			2004
	Pre-tax	Taxes	Net	Pre-tax	Taxes	Net	Pre-tax	Taxes	Net
Unrealized holding gains (losses) on securities arising during the period	($49.0)	$18.9	($30.1)	($192.2)	$68.3	($123.9)	$97.5	($33.7)	$63.8
Realized (gains) losses on securities:
Continuing operations	4.9	(1.7)	3.2	(0.7)	0.2	(0.5)	(54.2)	19.0	(35.2)
Discontinued operations	-	-	-	(4.7)	(0.6)	(5.3)	(0.3)	-	(0.3)
Unrealized gains on subsidiary sold	(8.4)	-	(8.4)	-	-	-	-	-	-
Other (a)	0.6	(0.2)	0.4	-	-	-	-	-	-
Change in accumulated other comprehensive income	($51.9)	17.0	($34.9)	($197.6)	$67.9	($129.7)	$43.0	($14.7)	$28.3

(a) Net unrealized defined benefit pension and other postretirement plan costs.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

K.  INCOME TAXES

The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Consolidated Income Statement (in millions).
	2006	2005	2004

Earnings before income taxes:
Continuing operations	$103.6	$54.2	$132.7
Discontinued Puerto Rican operation	-	13.1	15.5
Discontinued hotel operations	(0.9)	5.4	4.5
Gains on sales of discontinued hotels	48.7	16.5	-
Cumulative effect of accounting change	-	-	(3.4)
Earnings before income taxes	$151.4	$89.2	$149.3

Tax computed at statutory rate	$ 53.0	$31.2	$ 52.3

Effect of:
Discontinued Puerto Rican operations	-	(12.3)	(4.5)
Discontinued hotel operations	0.3	(1.8)	(1.6)
Gains on sales of discontinued hotels	(17.1)	(5.8)	-
Other, net	(0.5)	0.4	(0.3)
Total provision	35.7(a)	11.7	45.9

Amounts applicable to discontinued Puerto Rican operations	-	6.5	(1.0)
Amounts applicable to accounting change	-	-	1.2
Provision for income tax as shown in
Consolidated Income Statement	$ 35.7	$18.2	$46.1

(a)$46.9 million current and ($11.2) million deferred.

At December 31, 2006, GAFRI had net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $9.6 million, which are scheduled to expire primarily in 2021. In addition, GAFRI had net capital loss carryforwards for federal income tax purposes of approximately $2.7 million, which are scheduled to expire in 2008.

The significant components of deferred tax assets and liabilities, excluding the effects of unrealized gains and losses on marketable securities, included in the Consolidated Balance Sheet were as follows (in millions):
	December 31,
	2006	2005
Deferred tax assets:
Net operating/capital loss carryforwards	$ 4.3	$ 1.6
Valuation Allowance	(3.3)	-
Investment securities	16.8	26.2
Policyholder liabilities	121.6	73.5
Unearned revenue	36.3	41.8
Other	15.6	23.0

Deferred tax liabilities:
Unamortized insurance acquisition costs	(263.1)	(248.6)

The American Jobs Creation Act of 2004 ("American Jobs Creation Act") allowed a deduction of 85% of repatriated qualified foreign earnings received as dividends in 2005. GAFRI's subsidiaries paid dividends of $91.8 million that qualified for this special tax treatment. As a result of deferred taxes previously accrued on these earnings, GAFRI only had to record additional income tax expense of $0.8 million in 2005 as a result of the payments of these dividends. Cash tax allocation payments, net of reimbursements, to AFG were $30 million, $24 million and $18 million in 2006, 2005 and 2004, respectively.

The increase in the valuation allowance in 2006 relates to the net operating loss carryforward of an acquired subsidiary.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The likelihood of realizing this asset (due to certain Internal Revenue Code limitations) will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period when the developments on which they are based become known.

L.  LEASES

Future minimum lease payments, net of sublease revenues, under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2006 are payable as follows: 2007 - $4.6 million; 2008 - $4.9 million; 2009 - $4.8 million; 2010 - $4.7 million; 2011 - $4.8 million; 2012 and beyond- $9.6 million.

Rental expense for operating leases, net of sublease revenues, was $3.6 million, $5.2 million and $7.4 million in 2006, 2005 and 2004, respectively.

M.  CONTINGENCIES

The Company's balance sheet includes a liability of approximately $13.4 million at December 31, 2006 and $15 million at December 31, 2005 for the estimated future costs of environmental clean-up activities at certain sites from the Company's former manufacturing operations as well as third-party sites. The Company performs an in-depth review of this reserve on an annual basis as well as more limited reviews on a quarterly basis. For the annual review, the Company receives written reports from consultants responsible for each of the sites, which provide a range of estimated future costs. These reports are then used as a starting point to arrive at management's best estimate of the total future costs. On a quarterly basis, Company personnel review information on each of the involved sites to determine whether any events have occurred that have caused information on the estimated future costs to be materially different than those estimated at the prior year-end. Variances can be caused by changes in the extent of the environmental problem or the costs of remediation. From year-to-year, estimates of future costs have varied as more complete knowledge of the extent of clean-up costs have been obtained.

The Company's results of operations included charges to increase environmental reserves by $9.5 million in 2005 and $2.0 million in 2004.

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

Based on the consultants review, the Company believes the remaining cost of environmental work at all sites to range from a low estimate of $7.6 million to a high estimate of $43.3 million. A significant portion of the known costs are associated with long-term remediation and monitoring. Management believes that reserves recorded are sufficient in all material respects to satisfy the known liabilities and that the ultimate cost will not, individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of GAFRI. However, the regulatory standards for clean-up are continually evolving and may impose more stringent requirements. In addition, many of the environmental investigations at the Company's former operating locations and third-party sites are still preliminary and, where clean-up plans have been proposed, they have not yet received full approval from the relevant regulatory agencies.

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

N.  STATUTORY INFORMATION; RESTRICTIONS ON TRANSFERS OF FUNDS AND ASSETS OF

     SUBSIDIARIES

Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):
	2006	2005	2004

Capital and surplus*	$643.8	$638.0	$577.9
Asset valuation reserve (AVR)	88.3	84.6	69.9
Interest maintenance reserve	-	10.1	19.0

Pre-tax income from operations	$ 83.3	$149.8	$ 90.5
Net income	120.9	147.8	81.0

* Does not include approximately $90 million of capital and surplus and AVR of Ceres'   insurance subsidiaries.

Dividends that can be paid by GAFRI's insurance subsidiaries without prior approval of regulatory authorities are subject to restrictions relating to capital and surplus and statutory net income. Based on these restrictions, GALIC and Ceres subsidiaries may pay dividends of $121 million and $19 million, respectively, in 2006 without prior approval. In 2006, GALIC paid $147.7 million in dividends.

For statutory purposes, the acquisitions of the fixed annuity block of business of Old Standard and NHIC were recorded as reinsurance transactions under which GAFRI was paid negative ceding commissions of $9 million and $38 million, respectively, to assume the blocks of business.

Securities owned by insurance subsidiaries having a carrying value of $70 million at December 31, 2006 were on deposit as required by regulatory authorities.

O.  ADDITIONAL INFORMATION

Related Party Transactions  In order to take advantage of operational efficiencies, GAFRI shares certain information technology services with AFG. GAFRI paid approximately $2 million, $3 million and $2 million in 2006, 2005 and 2004, respectively, to AFG for these services.

Fair Value of Financial Instruments  The following table shows the carrying value and estimated fair value of GAFRI's financial instruments at December 31 (in millions):

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets
Fixed maturity investments	$9,396.9	$9,396.9	$9,202.0	$9,202.0
Equity securities	238.4	238.4	191.4	191.4

Liabilities
Annuity benefits accumulated	$9,456.7	$8,969.0	$8,417.3	$8,059.8
Long term debt	273.1	279.9	341.8	350.0

Stockholders' equity	$1,074.0	$1,096.5	$1,006.7	$ 937.6

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

Fixed Annuities  At December 31, 2006, GAFRI had a liability for EDAR of approximately $200 million to cover the excess benefits above the lower-tier value. The net amount at risk associated with these benefits was approximately $440 million and the weighted average attained age of contract holders was 63 years old at December 31, 2006. During 2006, GAFRI expensed $24.0 million for excess death and annuitization benefits, which is included in "Annuity benefits" on the Consolidated Income Statement and paid $28.7 million associated with those benefits.

Variable Annuities  At December 31, 2006, the aggregate guaranteed minimum death benefit value (assuming every variable annuity policyholder died on those dates) exceeded the fair value of the underlying variable annuities by $59 million, compared to $83 million at December 31, 2005. This benefit is on all of GAFRI's variable annuity policies. Death benefits paid in excess of the variable annuity account balances were $0.4 million, $0.8 million and $1.3 million for 2006, 2005 and 2004, respectively. The weighted average age of these policyholders was 50 years old at December 31, 2006.

Accident and Health Reserves  The following table provides an analysis of changes in the liability for unpaid claims included in GAFRI's accident and health reserves over the past three years on a GAAP basis (in millions):

	2006	2005	2004

Gross balance at beginning of period	$102.9	$100.6	$102.0
Reserves on business acquired or sold, net	101.3	30.2	-
Adjusted gross balance	204.2	130.8	102.0
Less: reserves ceded (including business acquired)	(94.9)	(54.6)	(45.5)
Adjusted net balance	109.3	76.2	56.5

Provision for benefits occurring in the current year, net of reinsurance	187.1	165.9	151.1

Decrease in provision for benefits of prior year, net of reinsurance (a)	(3.9)	(5.1)	(9.2)

Total benefits incurred	183.2	160.8	141.9

Payments for losses, net of reinsurance
Current Year	(135.0)	(116.3)	(113.5)
Prior Year	(52.7)	(35.5)	(38.9)
Total payments	(187.7)	(151.8)	(152.4)

Net balance at end of period	104.8	85.2	46.0
Plus: reserves ceded	87.4	17.7	54.6

Gross unpaid accident and health claims
included in life, accident, and health reserves
in the Balance Sheet	$192.2	$102.9	$100.6

  The decrease in provision for benefits of prior years is primarily due to better claims development than anticipated.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Reinsurance  The Company has reinsured approximately $23 billion in face amount of life insurance, excluding GA-PR, as of December 31, 2006 and 2005 respectively. Life premiums ceded, excluding GA-PR, were $65 million, $68 million and $86 million for 2006, 2005 and 2004, respectively.

Condensed Consolidating Information  GAFRI has guaranteed all of the outstanding debt of AAG Holding and the preferred securities of the Trusts. Condensed consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	ALL OTHER	CONS
DECEMBER 31, 2006	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 16.9	$ -	$10,698.8	($ 0.4)	$10,715.3
Investment in subsidiaries	1,010.9	1,256.8	24.1	(2,291.8)	-
Notes receivable from subs	102.4	-	-	(102.4)	-
Unamortized insurance acquisition costs	-	-	946.1	-	946.1
Other assets	24.7	5.8	898.4	44.6	973.5
Variable annuity assets (separate accounts)	-	-	700.5	-	700.5
	$1,154.9	$1,262.6	$13,267.9	($2,350.0)	$13,335.4

Liabilities and Capital
Insurance liabilities	$ -	$ -	$10,980.6	($ 5.1)	$10,975.5
Notes payable to GAFRI	-	102.4	-	(102.4)	-
Other long-term debt	0.8	396.8	-	(124.5)	273.1
Other liabilities	80.1	10.4	227.8	(6.0)	312.3
Variable annuity liabilities (separate accounts)	-	-	700.5	-	700.5
	80.9	509.6	11,908.9	(238.0)	12,261.4

Total stockholders' equity	1,074.0	753.0	1,359.0	(2,112.0)	1,074.0
	$1,154.9	$1,262.6	$13,267.9	($2,350.0)	$13,335.4

DECEMBER 31, 2005

Assets
Cash and investments	$ 64.6	$ 0.3	$ 9,898.2	$ -	$ 9,963.1
Investment in subsidiaries	894.2	1,312.8	24.8	(2,231.8)	-
Notes receivable from subs	104.3	-	-	(104.3)	-
Unamortized insurance acquisition costs	-	-	835.9	-	835.9
Other assets	23.4	7.3	405.1	43.7	479.5
Variable annuity assets (separate accounts)	-	-	643.5	-	643.5
	$1,086.5	$1,320.4	$11,807.5	($2,292.4)	$11,922.0

Liabilities and Capital
Insurance liabilities	$ -	$ -	$ 9,628.4	($ 4.9)	$ 9,623.5
Notes payable to GAFRI	-	102.4	1.9	(104.3)	-
Other long-term debt	1.0	396.7	-	(55.9)	341.8
Other liabilities	78.8	7.6	222.9	(2.8)	306.5
Variable annuity liabilities (separate accounts)	-	-	643.5	-	643.5
	79.8	506.7	10,496.7	(167.9)	10,915.3

Total stockholders' equity	1,006.7	813.7	1,310.8	(2,124.5)	1,006.7
	$1,086.5	$1,320.4	$11,807.5	($2,292.4)	$11,922.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

YEAR ENDED		AAG	ALL OTHER	CONS
DECEMBER 31, 2006	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$349.1	$ -	$349.1
Net investment income and other revenue	29.0	(2.2)	690.4	(22.3)	694.9
Equity in earnings of subsidiaries	85.2	181.6	-	(266.8)	-
	114.2	179.4	1,039.5	(289.1)	1,044.0

Costs and Expenses:
Insurance benefits and expenses	-	-	766.2	-	766.2
Other interest and debt expenses	0.1	41.3	-	(18.5)	22.9
Other expenses	10.5	9.3	131.5	-	151.3
	10.6	50.6	897.7	(18.5)	940.4

Earnings before income taxes	103.6	128.8	141.8	(270.6)	103.6
Provision for income taxes	35.7	43.7	46.8	(90.5)	35.7

Income from continuing operations	67.9	85.1	95.0	(180.1)	67.9
Discontinued hotel operations, net	(0.6)	-	(0.6)	0.6	(0.6)
Gain on sale of discontinued hotel, net	31.6	-	31.6	(31.6)	31.6

Net income	$ 98.9	$ 85.1	$ 126.0	($211.1)	$ 98.9

YEAR ENDED
DECEMBER 31, 2005

Revenues:
Life, accident and health premiums	$ -	$ -	$296.4	$ -	$296.4
Net investment income and other revenue	20.5	0.2	633.6	(16.5)	637.8
Equity in earnings of subsidiaries	51.7	124.4	-	(176.1)	-
	72.2	124.6	930.0	(192.6)	934.2

Costs and Expenses:
Insurance benefits and expenses	-	-	717.8	-	717.8
Other interest and debt expenses	0.1	41.4	-	(13.1)	28.4
Other expenses	17.9	6.5	109.4	-	133.8
	18.0	47.9	827.2	(13.1)	880.0

Earnings before income taxes	54.2	76.7	102.8	(179.5)	54.2
Provision for income taxes	18.2	26.1	35.2	(61.3)	18.2

Income from continuing operations	36.0	50.6	67.6	(118.2)	36.0
Discontinued Puerto Rican operations, net	19.6	-	18.4	(18.4)	19.6
Discontinued hotel operations, net	3.6	-	3.6	(3.6)	3.6
Gain on sale of discontinued hotel, net	10.7	-	10.7	(10.7)	10.7

Net income	$69.9	$ 50.6	$100.3	($150.9)	$ 69.9

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

YEAR ENDED		AAG	ALL OTHER	CONS
DECEMBER 31, 2004	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$280.6	$ -	$280.6
Net investment income and other revenue	23.7	-	633.1	(12.7)	644.1
Equity in earnings of subsidiaries	121.3	172.4	-	(293.7)	-
	145.0	172.4	913.7	(306.4)	924.7

Costs and Expenses:
Insurance benefits and expenses	-	-	640.3	-	640.3
Other interest and debt expenses	0.1	40.0	-	(12.7)	27.4
Other expenses	12.2	6.6	105.4	0.1	124.3
	12.3	46.6	745.7	(12.6)	792.0

Earnings before income taxes	132.7	125.8	168.0	(293.8)	132.7
Provision for income taxes	46.1	43.7	57.6	(101.3)	46.1

Income from continuing operations	86.6	82.1	110.4	(192.5)	86.6
Discontinued Puerto Rican operations, net	14.5	-	14.5	(14.5)	14.5
Discontinued hotel operations, net	2.9	-	2.9	(2.9)	2.9
Accounting change, net	(2.2)	-	(2.2)	2.2	(2.2)

Net income	$101.8	$ 82.1	$125.6	($207.7)	$101.8

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2006

(In millions)

		AAG	ALL OTHER	CONS
	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$ 98.9	$ 85.1	$126.0	($211.1)	$ 98.9
Adjustments:
Equity in net earnings of subsidiaries	(88.1)	(120.9)	-	209.0	-
Increase in life, accident and health reserves	-	-	33.9	-	33.9
Benefits to annuity policyholders	-	-	343.6	-	343.6
Amortization of insurance acquisition costs	-	-	106.2	-	106.2
Depreciation and amortization	3.6	1.4	8.8	-	13.8
Realized (gains) losses on investments	1.1	-	8.5	(4.7)	4.9
Gain on sale of real estate	-	-	(48.7)	-	(48.7)
Realized loss on goodwill impairment	-	-	4.2	-	4.2
Realized losses on retirement of subsidiary debt	2.3	2.2	-	-	4.5
Net trading portfolio activity	-	-	(6.8)	-	(6.8)
Increase in insurance acquisition costs	-	-	(171.5)	-	(171.5)
Increase in reinsurance recoverable	-	-	(47.5)	-	(47.5)
Decrease (increase) in other assets	(0.9)	1.5	(1.1)	-	(0.5)
Increase (decrease) in other liabilities	3.6	0.7	(43.9)	1.7	(37.9)
Increase in payable to affiliates, net	-	2.1	16.5	-	18.6
Capital contributions from parent (to subsidiaries)	(110.5)	110.5	-	-	-
Dividends from subsidiaries (to parent)	278.5	(70.4)	(208.1)	-	-
Other, net	0.9	(10.5)	(2.5)	5.1	(7.0)
Net cash provided by operating activities	189.4	1.7	117.6	-	308.7

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	(2,140.8)	-	(2,140.8)
Purchase of subsidiary	(204.4)	-	-	-	(204.4)
Sale of subsidiary	37.5	-	(10.3)	-	27.2
Cash and cash equivalents of businesses acquired, net	-	-	217.8	-	217.8
Maturities and redemptions of fixed maturity investments	3.3	-	478.9	-	482.2
Sales of investments and other assets	40.8	-	1,572.5	-	1,613.3
Increase in policy loans	-	-	(10.0)	-	(10.0)
Net cash provided by (used in) investing activities	(122.8)	-	108.1	-	(14.7)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	1,378.2	-	1,378.2
Annuity surrenders, benefits and withdrawals	-	-	(1,208.5)	-	(1,208.5)
Net transfers from variable annuity assets	-	-	25.5	-	25.5
Additions to long-term debt	-	65.0	-	-	65.0
Reductions of long-term debt	(71.0)	(67.0)	(5.5)	-	(143.5)
Issuance of Common Stock	4.9	-	-	-	4.9
Retirement of Common Stock	(0.9)	-	-	-	(0.9)
Cash dividends paid	(4.7)	-	-	-	(4.7)
Net cash provided by (used in) financing activities	(71.7)	(2.0)	189.7	-	116.0

Net increase (decrease) in cash and cash equivalents	(5.1)	(0.3)	415.4	-	410.0
Beginning cash and cash equivalents	7.9	0.3	146.1	-	154.3

Ending cash and cash equivalents	$ 2.8	$ -	$ 561.5	$ -	$ 564.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2005

(In millions)

		AAG	ALL OTHER	CONS
	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$69.9	$ 50.6	$100.3	($150.9)	$ 69.9
Adjustments:
Equity in net earnings of subsidiaries	(66.4)	(81.7)	-	148.1	-
Increase in life, accident and health reserves	-	-	67.8	-	67.8
Benefits to annuity policyholders	-	-	341.6	-	341.6
Amortization of insurance acquisition costs	-	-	118.5	-	118.5
Depreciation and amortization	-	2.3	30.1	-	32.4
Realized (gains) losses on investments	-	-	(7.6)	2.2	(5.4)
Gain on sale of real estate	-	-	(16.5)	-	(16.5)
Realized losses on retirement of subsidiary trust debt	0.7	-	1.9	(0.8)	1.8
Net trading portfolio activity	-	-	13.9	-	13.9
Increase in insurance acquisition costs	-	-	(128.1)	-	(128.1)
Increase in reinsurance recoverable	-	-	(5.8)	-	(5.8)
Decrease (increase) in other assets	(6.6)	1.2	13.3	-	7.9
Increase (decrease) in other liabilities	3.4	(0.4)	(2.1)	-	0.9
Increase in payable to affiliates, net	1.7	2.8	0.1	-	4.6
Capital contribution from parent (to subsidiary)	(94.1)	79.1	15.0	-	-
Dividends from subsidiaries (to parent)	166.8	(51.8)	(115.0)	-	-
Other, net	3.1	(1.8)	0.6	1.4	3.3
Net cash provided by operating activities	78.5	0.3	428.0	-	506.8

Cash Flows from Investing Activities:
Purchases of investments and other assets	(56.9)	-	(2,327.2)	56.9	(2,327.2)
Proceeds received from GA Life of Puerto Rico reinsurance transaction	-	-	60.0	-	60.0
Maturities and redemptions of fixed maturity investments	-	-	641.6	-	641.6
Sales of investments and other assets	-	-	1,266.5	(56.9)	1,209.6
Increase in policy loans	-	-	(8.5)	-	(8.5)
Net cash used in investing activities	(56.9)	-	(367.6)	-	(424.5)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	854.4	-	854.4
Annuity surrenders, benefits and withdrawals	-	-	(936.1)	-	(936.1)
Net transfers from variable annuity assets	-	-	11.4	-	11.4
Additions to long-term debt	-	15.0	-	-	15.0
Reductions of long-term debt	(0.2)	(15.0)	-	-	(15.2)
Issuance of Common Stock	2.1	-	-	-	2.1
Retirement of Common Stock	(2.5)	-	-	-	(2.5)
Repurchase of trust preferred securities	(33.5)	-	10.9	-	(22.6)
Sale of trust preferred securities	24.1	-	(24.1)	-	-
Cash dividends paid	(4.7)	-	-	-	(4.7)
Net cash used in financing activities	(14.7)	-	(83.5)	-	(98.2)

Net increase (decrease) in cash and cash equivalents	6.9	0.3	(23.1)	-	(15.9)
Beginning cash and cash equivalents	1.0	-	169.2	-	170.2

Ending cash and cash equivalents	$ 7.9	$ 0.3	$ 146.1	$ -	$ 154.3

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2004

(In millions)
		AAG	ALL OTHER	CONS
	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$101.8	$ 82.1	$125.6	($207.7)	$ 101.8
Adjustments:
Cumulative effect of accounting change	2.2	-	2.2	(2.2)	2.2
Equity in net earnings of subsidiaries	(94.4)	(113.2)	-	207.6	-
Increase in life, accident and health reserves	-	-	66.9	-	66.9
Benefits to annuity policyholders	-	-	313.6	-	313.6
Amortization of insurance acquisition costs	-	-	85.9	-	85.9
Depreciation and amortization	-	2.8	30.6	-	33.4
Realized gains on investments	(1.7)	-	(54.5)	-	(56.2)
Realized loss on goodwill impairment	-	-	4.0	-	4.0
Realized losses on retirement of subsidiary trust debt	1.0	-	-	0.3	1.3
Net trading portfolio activity	-	-	(95.1)	-	(95.1)
Increase in insurance acquisition costs	-	-	(120.1)	-	(120.1)
Increase in reinsurance recoverable	-	-	(20.9)	-	(20.9)
Decrease (increase) in other assets	(3.3)	(3.7)	0.4	-	(6.6)
Increase (decrease) in other liabilities	(3.3)	0.5	12.0	-	9.2
Increase (decrease) in payable to affiliates, net	4.2	(13.0)	29.1	-	20.3
Capital contributions from parent (to subsidiaries)	(137.0)	137.0	-	-	-
Dividends from subsidiaries (to parent)	155.6	(101.1)	(54.5)	-	-
Other, net	0.8	0.1	(5.2)	2.0	(2.3)
Net cash provided by (used in) operating activities	25.9	(8.5)	320.0	-	337.4

Cash Flows from Investing Activities:
Purchases of investments and other assets	(22.2)	-	(3,366.2)	28.5	(3,359.9)
Cash and cash equivalents of businesses acquired, net	-	-	26.6	-	26.6
Maturities and redemptions of fixed maturity investments	-	-	818.2	-	818.2
Sales of investments and other assets	1.0	-	2,253.2	(10.0)	2,244.2
Increase in policy loans	-	-	(4.0)	-	(4.0)
Net cash used in investing activities	(21.2)	-	(272.2)	18.5	(274.9)

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	686.2	-	686.2
Annuity surrenders, benefits and withdrawals	-	-	(729.8)	-	(729.8)
Net transfers from variable annuity assets	-	-	1.4	-	1.4
Additions to long-term debt	-	83.5	-	-	83.5
Reductions of long-term debt	(0.2)	-	-	-	(0.2)
Issuance of Common Stock	1.7	-	-	-	1.7
Retirement of Common Stock	(0.9)	-	-	-	(0.9)
Repurchase of trust preferred securities	-	(75.0)	-	(18.5)	(93.5)
Cash dividends paid	(4.7)	-	-	-	(4.7)
Net cash provided by (used in) financing activities	(4.1)	8.5	(42.2)	(18.5)	(56.3)

Net increase in cash and cash equivalents	0.6	-	5.6	-	6.2
Beginning cash and cash equivalents	0.4	-	163.6	-	164.0

Ending cash and cash equivalents	$ 1.0	$ -	$ 169.2	$ -	$ 170.2

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

P.  QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the seasonal nature of the Company's hotel operations and the discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. The quarterly results also include certain significant items as discussed in Item 7 - "Results of Operations." The following table represents quarterly results of operations for the years ended December 31, 2006 and 2005 (in millions, except per share data).
	First	Second	Third	Fourth	Total
2006	Quarter	Quarter	Quarter	Quarter	Year
Realized gains (losses)	$ 0.4	($ 9.3)	($ 3.0)	($ 1.7)	($ 13.6)
Total revenues	249.4	237.6	271.8	285.2	1,044.0

Income from continuing operations	19.1	12.1	19.8	16.9	67.9
Discontinued hotel operations	(0.5)	(0.1)	-	-	(0.6)
Gain on sale of discontinued hotel	-	31.6	-	-	31.6
Net income	$ 18.6	$ 43.6	$ 19.8	$ 16.9	$ 98.9

Basic earnings per common share:
Income from continuing operations	$ 0.40	$ 0.25	$ 0.42	$ 0.36	$ 1.43
Discontinued hotel operations	(0.01)	-	-	-	(0.01)
Gain on sale of discontinued hotel	-	0.67	-	-	0.67
Net income	$ 0.39	$ 0.92	$ 0.42	$ 0.36	$ 2.09

Diluted earnings per common share:
Income from continuing operations	$ 0.40	$ 0.25	$ 0.41	$ 0.35	$ 1.41
Discontinued hotel operations	(0.01)	-	-	-	(0.01)
Gain on sale of discontinued hotel	-	0.66	-	-	0.66
Net income	$ 0.39	$ 0.91	$ 0.41	$ 0.35	$ 2.06

Average common shares outstanding
Basic	47.3	47.4	47.4	47.5	47.4
Diluted	48.0	48.0	48.0	48.4	48.1

	First	Second	Third	Fourth	Total
2005	Quarter	Quarter	Quarter	Quarter	Year
Realized gains (losses)	($ 0.2)	$ 1.7	$ 3.4	($ 6.0)	($ 1.1)
Total revenues	234.1	234.0	236.0	230.1	934.2

Income (loss) from continuing operations	14.3	17.2	12.8	(8.3)	36.0
Discontinued Puerto Rican operations	3.6	7.6	3.3	5.1	19.6
Discontinued hotel operations	(0.1)	0.9	2.7	0.1	3.6
Gain on sale of discontinued hotel	-	-	-	10.7	10.7
Net income	$ 17.8	$ 25.7	$ 18.8	$ 7.6	$ 69.9

Basic earnings per common share:
Income (loss) from continuing operations	$ 0.30	$ 0.37	$ 0.27	($ 0.18)	$ 0.76
Discontinued Puerto Rican operations	0.08	0.16	0.07	0.11	0.41
Discontinued hotel operations	-	0.02	0.06	-	0.08
Gain on sale of discontinued hotel	-	-	-	0.23	0.23
Net income	$ 0.38	$ 0.55	$ 0.40	$ 0.16	$ 1.48

Diluted earnings per common share:
Income (loss) from continuing operations	$ 0.30	$ 0.36	$ 0.27	($ 0.17)	$ 0.76
Discontinued Puerto Rican operations	0.08	0.16	0.07	0.11	0.41
Discontinued hotel operations	-	0.02	0.05	-	0.08
Gain on sale of discontinued hotel	-	-	-	0.22	0.22
Net income	$ 0.38	$ 0.54	$ 0.39	$ 0.16	$ 1.47

Average common shares outstanding
Basic	47.1	47.0	47.1	47.2	47.1
Diluted	47.3	47.3	47.7	47.8	47.6

Quarterly earnings per share may not add to year-to-date amounts due to changes in shares outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Q.  SUBSEQUENT EVENTS (Unaudited)

On January 25, 2007 GAFRI announced that it had called for redemption of all of its 8-7/8% trust preferred securities. The preferred securities will be redeemed on March 1, 2007 at a price of $1,055.74, which includes accrued and unpaid dividends of $11.34 per security. There are currently $75 million principal amount outstanding, including approximately $53 million owned by the Company and one of its subsidiaries. The Company expects to record a pre-tax charge of approximately $1 million on this transaction. The funds for this redemption will come from amounts borrowed under the Company's bank credit agreement.

On February 22, 2007, AFG proposed a merger transaction that would increase its ownership of GAFRI to 100%. Under the proposed merger transaction, GAFRI will acquire for cash all of the outstanding shares not currently held by AFG at a price of $23.50 per share for an aggregate amount of approximately $215 million. The GAFRI Board of Directors has formed a special committee comprised of independent directors for the purpose of considering the proposal from AFG. The special committee will review and evaluate AFG's offer and make a recommendation to the GAFRI board.

PART III

The information required by the following Items will be included in GAFRI's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year-end and is herein incorporated by reference:
ITEM 10	Directors and Executive Officers of the Registrant and Corporate Governance

ITEM 11	Executive Compensation

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters (See Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities")

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

ITEM 14	Principal Accountant Fees and Services

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:

1. Financial Statements are Included in Part II, Item 8.

2. Financial Statement Schedules:

Selected Quarterly Financial Data is included in Note P to the Consolidated Financial Statements.

Schedules filed herewith:

	For 2006, 2005 and 2004	Page

	II - Condensed Financial Information of Registrant	S-2

	III - Supplementary Insurance Information	S-4

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

3. Exhibits - See Exhibit Index on Page E-1.

S-1

GREAT AMERICAN FINANCIAL RESOURCES, INC. - PARENT ONLY

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In millions)

Condensed Balance Sheet
	December 31,
Assets:	2006	2005
Fixed maturity investments	$ 14.1	$ 56.7
Cash and cash equivalents	2.8	7.9
Investment in subsidiaries (a)	1,010.9	894.2
Notes receivable from subsidiaries	102.4	104.3
Other assets	24.7	23.4
	$1,154.9	$1,086.5
Liabilities and Capital:
Accounts payable, accrued expenses and
other liabilities	$ 35.2	$ 33.9
Payables to affiliates	44.9	44.9
Notes payable	0.8	1.0
Stockholders' equity (a)	1,074.0	1,006.7
	$1,154.9	$1,086.5

(a) Includes net unrealized gains on marketable securities of $25.2 million and
    $61.4 million in 2006 and 2005, respectively.

Condensed Income Statement
	Year ended December 31,
	2006	2005	2004
Revenues:
Net investment income and other income	$ 32.4	$ 21.2	$ 23.0
Realized gains (losses) on investments	(3.4)	(0.7)	0.7
Equity in undistributed earnings of subsidiaries	(122.9)	(63.3)	65.1
Capital distributions from subsidiaries	208.1	115.0	56.2
	114.2	72.2	145.0
Costs and Expenses:
Interest and other financing expenses	0.1	0.1	0.1
Other expenses	10.5	17.9	12.2
	10.6	18.0	12.3

Operating earnings before income taxes	103.6	54.2	132.7
Provision for income taxes	35.7	18.2	46.1

Income from continuing operations	67.9	36.0	86.6
Discontinued Puerto Rican operations, net of tax	-	19.6	14.5
Discontinued hotel operations	(0.6)	3.6	2.9
Gains on sales of discontinued hotels	31.6	10.7	-
Cumulative effect of accounting change, net of tax	-	-	(2.2)

Net Income	$ 98.9	$ 69.9	$101.8

S-2

GREAT AMERICAN FINANCIAL RESOURCES, INC. - PARENT ONLY

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In millions)

Condensed Statement of Cash Flows
	Year Ended December 31,
	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$ 98.9	$ 69.9	$101.8
Adjustments:
Cumulative effect of accounting change	-	-	2.2
Equity in net earnings of subsidiaries	(88.1)	(66.4)	(94.4)
Depreciation and amortization	3.6	-	-
Realized (gains) losses on investments	1.1	-	(1.7)
Realized losses on retirement of subsidiary debt	2.3	0.7	1.0
Increase in other assets	(0.9)	(6.6)	(3.3)
Increase (decrease) in other liabilities	3.6	3.4	(3.3)
Increase in payable to affiliates	-	1.7	4.2
Contributions to subsidiaries	-	(15.0)	-
Capital distributions from subsidiaries	208.1	115.0	54.5
Transfers to AAG Holding, net	(40.1)	(27.3)	(35.9)
Other, net	0.9	3.1	0.8
Net cash provided by operating activities	189.4	78.5	25.9

Cash Flows from Investing Activities:
Purchases of investments	(70.8)	(90.4)	(22.2)
Purchase of subsidiary	(204.4)	-	-
Sale of subsidiary	37.5	-	-
Sales of investments	44.1	24.1	1.0
Net cash used in investing activities	(193.6)	(66.3)	(21.2)

Cash Flows from Financing Activities:
Reductions of long-term debt	(0.2)	(0.2)	(0.2)
Issuance of Common Stock	4.9	2.1	1.7
Retirement of Common Stock	(0.9)	(2.5)	(0.9)
Cash dividends paid	(4.7)	(4.7)	(4.7)
Net cash used in financing activities	(0.9)	(5.3)	(4.1)

Net increase (decrease) in cash and cash equivalents	(5.1)	6.9	0.6
Cash and cash equivalents at beginning of period	7.9	1.0	0.4
Cash and cash equivalents at end of period	$ 2.8	$ 7.9	$ 1.0

S-3

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

THREE YEARS ENDED DECEMBER 31, 2006

(In millions)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H	COLUMN I	COLUMN J	COLUMN K
Segment	Unamortized Insurance Acquisition Costs, Net	Future policy benefits, losses, claims and loss expenses	Unearned Premiums	Other policy claims and benefits payable	Premium Revenue	Net Investment Income (a)	Benefits, claims, losses and settlement expenses	Amortization of insurance acquisition expenses	Other operating expenses	Premiums written (b)

	2006
	Annuity operations	$666	$ 9,140	$ -	$ -	$ -	$511	$335	$ 65	$ 74	N/A
S-4	Life operations	72	468	4	14	35	24	44	11	9	N/A
	Supplemental insurance operations	208	1,325	22	2	314	51	247	64	48	N/A
	Corporate and other	-	-	-	-	-	15	-	-	20	N/A
	Total	$946	$10,933	$26	$16	$349	$601	$626	$140	$151	N/A

	2005
	Annuity operations	$591	$8,267	$ -	$ -	$ -	$482	$332	$ 60	$ 67	N/A
	Life operations	84	459	3	12	38	24	50	27	13	N/A
	Supplemental insurance operations	139	675	24	2	258	42	206	43	30	N/A
	GA Life of Puerto Rico	22	174	2	5	(c)	(c)	(c)	(c)	(c)	N/A
	Corporate and other	-	-	-	-	-	9	-	-	24	N/A
	Total	$836	$9,575	$29	$19	$296	$557	$588	$130	$134	N/A

	2004
	Annuity operations	$528	$7,990	$ -	$ -	$ -	$459	$307	$ 43	$ 57	N/A
	Life operations	108	437	2	11	41	22	46	16	17	N/A
	Supplemental insurance operations	129	632	24	2	240	38	191	37	31	N/A
	GA Life of Puerto Rico	76	158	2	7	(c)	(c)	(c)	(c)	(c)	N/A
	Corporate and other	-	-	-	-	-	5	-	-	19	N/A
	Total	$841	$9,217	$28	$20	$281	$524	$544	$ 96	$124	N/A

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

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Sarbanes-Oxley Section 302(a) Certification of Chief Executive Officer

31(b)	Sarbanes-Oxley Section 302(a) Certification of Chief Financial Officer

32	Sarbanes-Oxley Section 906 Certification of Chief Executive Officer
and Chief Financial Officer

E-1

GREAT AMERICAN FINANCIAL RESOURCES, INC.

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

The following is a list of subsidiaries of GAFRI at December 31, 2006. All corporations are subsidiaries of GAFRI and, if indented, subsidiaries of the company under which they are listed.
Name of Company
AAG Holding Company, Inc.	Ohio	100%
Great American Life Insurance Company	Ohio	100
Annuity Investors Life Insurance Company	Ohio	100
United Teacher Associates Insurance Company	Texas	100
Loyal American Holding Corporation	Ohio	100
Loyal American Life Insurance Company	Ohio	100
Manhattan National Life Insurance Company	Illinois	100
American Annuity Group Capital Trust II	Delaware	100
Ceres Group, Inc.	Delaware	100
Central Reserve Life Insurance Company	Ohio	100
Continental General Corporation	Nebraska	100
Continental General Insurance Company	Nebraska	100

The names of certain subsidiaries are omitted; as such subsidiaries in the aggregate would not constitute a significant subsidiary.

E-2

EXHIBIT 23 - CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the following Registration Statements and related Prospectuses of Great American Financial Resources, Inc. of our reports dated February 27, 2007 with respect to the consolidated financial statements and schedules of Great American Financial Resources, Inc., Great American Financial Resources, Inc. management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Great American Financial Resources, Inc. included in the Annual Report on Form 10-K for the year ended December 31, 2006.

Form	Registration Number	Description

S-8	33-55189	Employee Stock Purchase Plan

S-3	33-57259	Agent Stock Purchase Plan

S-8	333-17383	Deferred Compensation Plan

S-8	333-13777	Directors' Compensation Plan

S-8	333-68303	Bonus Plan

S-3	333-51535	Agent Stock Option Plan

S-8	333-43425	Stock Option Plan

S-8	333-105612	Stock Option Plan

S-3	333-60044	Shelf Registration Statement

S-8	333-122134	Stock Option Plan

S-3	333-122133	Agent Stock Option Plan

S-3	333-122132	Shelf Registration Statement

S-8	333-134771	Non-Employee Directors Compensation Plan

/s/ Ernst & Young LLP

Cincinnati, Ohio

February 27, 2007

E-3

GREAT AMERICAN FINANCIAL RESOURCES, INC.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Great American Financial Resources, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.
GREAT AMERICAN FINANCIAL RESOURCES, INC.

Signed: February 27, 2007	BY:s/S. CRAIG LINDNER
S. Craig Lindner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Capacity	Date

s/S. CRAIG LINDNER	Director and Chief	February 27, 2007
S. Craig Lindner	Executive Officer

s/WILLIAM R. MARTIN	Director*	February 27, 2007
William R. Martin
s/JOHN T. LAWRENCE, III	Director	February 27, 2007
John T. Lawrence, III
s/RONALD G. JOSEPH	Director*	February 27, 2007
Ronald G. Joseph

s/KENNETH C. AMBRECHT	Director*	February 27, 2007
Kenneth C. Ambrecht

s/CHRISTOPHER P. MILIANO	Chief Financial Officer	February 27, 2007
Christopher P. Miliano	(Principal Accounting Officer)

* Member of Audit Committee