Form 10-K/A
period 2006-12-31
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2007-04-30
CIK 894651

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment #1

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

Documents Incorporated by Reference:

         None.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K/A

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

EXPLANATORY NOTE

Great American Financial Resources, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission on February 28, 2007, for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in Part I or Part II of the Form 10-K. This amendment changes the Annual Report only by including information required by Part III (Items 10, 11, 12, 13 and 14). Part IV is also being amended to update the Exhibit Index and to add new certifications in accordance with Rule 13a-14 under the Exchange Act.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our Code of Ethics and committees of our Board of Directors is presented under Item 13.

Directors and Executive Officers

Our directors and executive officers are:
Name	Age(1)	Position	Director or Executive Since

Carl H. Lindner	88	Chairman of the Board	1987

S. Craig Lindner	52	Chief Executive Officer and President, Director	1993

Robert A. Adams	61	Director	1992

Kenneth C. Ambrecht	61	Director	2004

Ronald G. Joseph	70	Director	1994

L. Thomas Hiltz	62	Director	2007

John T. Lawrence III	55	Director	1994

William R. Martin	78	Director	1994

Charles R. Scheper	54	Director and Chief Operating Officer	1999

Joseph P. Tomain	59	Director	2007

John B. Berding	44	Executive Vice President, Investments	1993

Richard L. Magoteaux	47	Senior Vice President	1996

Christopher P. Miliano	48	Executive Vice President, Chief Financial Officer and Treasurer	1993

James E. Moffett	47	Executive Vice President	2001

Mark F. Muething	47	Executive Vice President, General Counsel and Secretary	1993

Michael J. Prager	47	Executive Vice President and Chief Actuary	2002

(1) As of March 31, 2007

The following is a brief summary of the background of each of our directors and executive officers.

Carl H. Lindner has been Chairman of the Board since 1987. Mr. Lindner also serves as Chairman of the Board of AFG, a diversified financial services company. Carl H. Lindner is the father of S. Craig Lindner.

S. Craig Lindner was elected Chief Executive Officer in November 1999. Mr. Lindner is President of American Money Management Corporation ("AMM"), a subsidiary of AFG which provides investment services for AFG and its affiliated companies, including GAFRI. He is also Co-Chief Executive Officer and a director of AFG.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

Robert A. Adams served as Executive Vice President since December 1992 and a director since 1993. He also served as Chief Operating Officer until November 1999. Mr. Adams retired as an employee of Great American Financial Resources in December 2001.

Kenneth C. Ambrecht has been a director since July 2004. In December 2005, Mr. Ambrecht organized KCA Associates, LLC. KCA Associates Services, a consultant to several companies, advising them with respect to financing and financing transactions. From July 2004 to December 2005, Mr. Ambrecht served as a Managing Director for the investment banking firm of First Albany Capital. For more than five years prior thereto he was a Managing Director with Royal Bank Canada Capital Markets. Mr. Ambrecht also serves as a director of AFG and Fortescue Metals Group Limited, an Australian Mining Company.

Ronald G. Joseph has been a director since March 1994. For more than five years, Mr. Joseph has been Chief Executive Officer and attorney of various Cincinnati-based automobile dealerships and real estate holdings.

L. Thomas Hiltz has been a director since March 2007. Mr. Hiltz is a private attorney and serves as a director of Applied Industrial Technologies, Inc. and a member of the Board of numerous charitable organizations.

John T. Lawrence III has been a director since March 1994. For more than five years, Mr. Lawrence has been a Senior Vice President with UBS Financial Services, Inc., a national investment banking firm.

William R. Martin has been a director since March 1994. Although currently retired, Mr. Martin was previously President of both Tominy, Inc. and M.B. Computing, Inc., which are privately held software development companies. Mr. Martin is also a director of AFG.

Charles R. Scheper was elected Chief Operating Officer November 1999 and has been a director since May 2002.

Joseph P. Tomain has been a director since March 2007. Mr. Tomain currently serves as Dean Emeritus and a Professor of Law at the University of Cincinnati College of Law.

John B. Berding was elected Executive Vice President in May 1999. During that time, he has also been a Senior Vice President, and effective March 2002, an Executive Vice President of AMM.

Richard L. Magoteaux was elected Senior Vice President in May 2001. Prior to that time, he served as Vice President for over five years.

Christopher P. Miliano was elected Treasurer in May 2004, Executive Vice President in May 2002 and Chief Financial Officer in May 2001. Prior to that time, he served as Vice President and Controller for over five years.

James E. Moffett was elected Executive Vice President in November 2005. In June 2000, Mr. Moffett was employed by the Company as a Vice President and Chief Operating Officer of Loyal American Life Insurance Company. Prior to that time, he was employed by Thomas Group, Inc., a Dallas based strategy and operations consulting firm.

Mark F. Muething was elected Executive Vice President, General Counsel and Secretary in May 1999.

Michael J. Prager was elected Executive Vice President in November 2005 and Senior Vice President and Chief Actuary in May 2002. Prior to that time he served in various capacities since joining the Company in June 2000. Prior to that time, Mr. Prager was an independent consultant with respect to actuarial and general insurance matters.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

Section 16(a) Beneficial Ownership Reporting Compliance

Sections 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of our common stock to file reports of ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based solely on a review of the reports of ownership furnished to us, we believe that all filing requirements were met during 2006.

Item 11.  Executive Compensation

COMPENSATION

The following table summarizes information concerning the annual and long-term compensation for services in all capacities to us and our subsidiaries for the year ended December 31, 2006 paid to our Chief Executive Officer and our four other most highly compensated executive officers during 2006 (the "Named Executive Officers" or "NEOs").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total

S. Craig Lindner Chief Executive Officer and President	2006	$525,020	$513,130	$ -	$ -	$1,038,150
Charles R. Scheper Chief Operating Officer	2006	525,020	513,130	306,000	125,653	1,469,803
Mark F. Muething Executive Vice President, General Counsel and Secretary	2006	312,002	282,605	122,400	97,848	814,855
Christopher P. Miliano Executive Vice President, Chief Financial Officer and Treasurer	2006	305,005	199,745	122,400	77,553	704,703
Michael J. Prager Executive Vice President and Chief Actuary	2006	292,005	269,299	122,400	56,476	740,180

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

ALL OTHER COMPENSATION
	Group Life Insurance $	Car and Related Expenses $	Clubs (Initiation, Dues, Expenses) $	Aircraft Usage $	Annual RASP Contribution $	Deferred Comp Match $	Annual Auxilliary RASP Contribution $	Annual RASP & Auxilliary RASP Plan Earnings $	Total $
S. Craig Lindner	-	-	-	-	-	-	-	-	-
Charles R. Scheper	$2,622	$1,487	$1,192	$7,674	$11,000	-	$36,544	$65,134	$125,653
Mark F. Muething	1,027	-	300	-	11,000	8,483	14,073	62,965	97,848
Christopher P. Miliano	1,000	-	-	-	11,000	-	11,881	53,672	77,553
Michael J. Prager	955	1,826	-	-	11,000	1,105	10,968	30,622	56,476

Stock Options

The tables below show stock options granted to, or exercised by, the NEOs during 2006, and the number and value of unexercised options held by them at December 31, 2006.

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(2)	Closing Market Price on the Date of Grant	Grant Date Fair Value of Stock and Option Awards (3)
		Threshold ($)	Target ($)	Maximum ($)
S. Craig Lindner	02/27/2006	-	$485,000	$630,500	-	-	-	-	-
Charles R. Scheper	02/27/2006	-	485,000	630,500	-	50,000	$20.00	$19.90	$6.12
Mark F. Muething	02/27/2006	-	187,200	313,680(4)	-	20,000	20.00	19.90	6.12
Christopher P. Miliano	02/27/2006	-	183,000	233,325	-	20,000	20.00	19.90	6.12
Michael J. Prager	02/27/2006	-	175,200	298,380(4)	-	20,000	20.00	19.90	6.12

  These columns show the range of payouts targeted for 2006 performance under the Company's Bonus Plan. The payments for 2006 performance have been made based on the applicable metrics. These amounts are shown in the Summary Compensation Table in the column titled "Bonus" because these awards were recognized in 2006 for financial statement reporting purposes in accordance with FAS 123R.
  These employee stock options were granted pursuant to the Company's stock option plan and become exercisable at the rate of 20% per year. The options become fully exercisable in the event of death or disability.
  This column represents the aggregate FAS 123R values of options granted during the year. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the amount received by the executive upon exercise will equal the FAS 123R value.
  Messrs. Muething and Prager were each awarded a lump-sum adjustment of $75,000 to their bonus awards for 2006. See "Compensation Discussion and Analysis". This amount is included in the Maximum Payout Column.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards(1)
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)	Option Grant Date	Option Expiration Date

S. Craig Lindner	-	-	-	-	-	-

Charles R. Scheper	15,000	-	-	$22.12	02/05/1998	02/05/2008
	15,000	-	-	22.50	12/23/1998	12/23/2008
	50,000	-	-	22.12	04/27/1999	04/27/2009
	100,000	-	-	15.00	03/17/2000	03/17/2010
	80,000	-	-	18.00	03/27/2001	03/27/2011
	40,000	10,000	-	17.50	03/14/2002	03/14/2012
	30,000	20,000	-	13.55	03/10/2003	03/10/2013
	20,000	30,000	-	15.75	03/22/2004	03/22/2014
	10,000	40,000	-	16.46	03/16/2005	03/16/2015
	-	50,000	-	20.00	02/27/2006	02/27/2016

Mark F. Muething	25,000	-	-	22.50	12/23/1998	12/23/2008
	15,000	-	-	15.00	03/17/2000	03/17/2010
	17,500	-	-	18.00	03/27/2001	03/27/2011
	16,000	4,000	-	17.50	03/14/2002	03/14/2012
	12,000	8,000	-	13.55	03/10/2003	03/10/2013
	8,000	12,000	-	15.75	03/22/2004	03/22/2014
	4,000	16,000	-	16.46	03/16/2005	03/16/2015
	-	20,000	-	20.00	02/27/2006	02/27/2016

Christopher P. Miliano	3,968	-	-	21.38	12/19/1997	12/19/2007
	15,000	-	-	22.50	12/23/1998	12/23/2008
	-	4,000	-	17.50	03/14/2002	03/14/2012
	-	8,000	-	13.55	03/10/2003	03/10/2013
	-	12,000	-	15.75	03/22/2004	03/22/2014
	-	16,000	-	16.46	03/16/2005	03/16/2015
	-	20,000	-	20.00	02/27/2006	02/27/2016
	-
Michael J. Prager	20,000	-	-	17.00	06/01/2000	06/01/2010
	15,000	-	-	18.00	03/27/2001	03/27/2011
	16,000	4,000	-	17.50	03/14/2002	03/14/2012
	12,000	3,000	-	17.02	06/21/2002	06/21/2012
	12,000	8,000	-	13.55	03/10/2003	03/10/2013
	8,000	12,000	-	15.75	03/22/2004	03/22/2014
	4,000	16,000	-	16.46	03/16/2005	03/16/2015
	-	20,000	-	20.00	02/27/2006	02/27/2016

(1)  These employee stock options become exercisable at the rate of 20% per year. They are generally exercisable for ten years. The options become fully exercisable in the event of death or disability.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

OPTION EXERCISES AND STOCK VESTED

The table below shows the number of shares of Company common stock acquired during 2006 upon the exercise of options. No shares were acquired in 2006 by the NEOs pursuant to the vesting of stock awards.
Name	Option Awards
	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)(1)
S. Craig Lindner	-	-
Charles R. Scheper	-	-
Mark F. Muething	40,000	$208,800
Christopher P. Miliano	64,382	307,280
Michael J. Prager	-	-

(1)  Amounts reflect the difference between the exercise price of the option and the market      price at the time of exercise.

NONQUALIFIED DEFINED CONTRIBUTION AND OTHER
NONQUALIFIED DEFERRED COMPENSATION PLANS

The Company provides retirement benefits to NEOs through a combination of qualified (under the Internal Revenue Code) and non-qualified plans. GAFRI makes available to certain employees, including its NEOs, benefits in its Nonqualified Auxiliary RASP ("Auxiliary RASP"). The purpose of the Auxiliary RASP is to enable employees whose contributions are limited by IRS regulations in the retirement contribution portion of the GAFRI Retirement and Savings Plan to have an additional benefit to the RASP.

The Company also maintains a Deferred Compensation Plan pursuant to which certain key employees of GAFRI and its subsidiaries may defer a portion of their annual salary and/or bonus. During 2006, participants could elect to have the value of deferrals (i) earn a fixed rate of interest, set annually by the Board of Directors (5 1/4% in 2006), or (ii) fluctuate based on the market value of GAFRI Common Stock, and a 7 1/2% match to participant deferrals. The deferral term of either a fixed number of years or upon termination of employment must be elected at the time of deferral. Under the plan, no federal or state income taxes are paid on deferred compensation. Rather, such taxes will be due upon receipt at the end of the deferral period.

The table below discloses information on the nonqualified deferred compensation of the named executives in 2006, including the Auxiliary RASP and the Deferred Compensation Plan. Any amounts deferred are included in compensation figures disclosed in the Summary Compensation Table of this proxy statement.
Name	Executive contributions in last FY	Registrant contributions in last FY($)(1)	Aggregate Earnings in Last FY($)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at last FY end
S. Craig Lindner	$-	$-	$-	$-	$-
Charles R. Scheper	-	36,544	81,854	(403,237)	462,007
Mark F. Muething	113,108	22,556	148,521	-	1,186,426
Christopher P. Miliano	-	11,881	4,476	-	43,150
Michael J. Prager	14,735	12,073	30,136	-	239,451

(1)  Represents Company contributions credited to participants' Auxiliary RASP accounts which      are included in All Other Compensation in the Summary Compensation Table.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

Director Compensation

In February 2006, the Board of Directors adopted the Company's Non-Employee Director Compensation Plan, which was then approved at the 2006 Annual Meeting of Stockholders on May 18, 2006. The new Employee Director Compensation Plan was effective as of that date.

Under the Non-Employee Director Compensation Plan, all directors who were not officers or employees of the Company were paid the following fees:  an annual Board retainer of $30,000 and $2,000 per each board meeting attended. Each Committee Chairman received a $10,000 annual retainer. All committee members received $1,750 for each meeting attended. In addition, non-employee directors receive an annual award of stock worth $40,000. Under the Directors' Compensation Plan previously in effect, directors who were not employees received an annual retainer of $30,000 and an additional retainer of $5,000 for serving as the Chairman of a Board Committee. Non-employee directors were required to receive at least 50% of their retainers in Company common stock. In addition, directors who are not employees were paid a fee of $2,000 for attendance at each board meeting and $1,500 for attendance at each committee meeting.

Compensation earned for director service in 2006 is set forth in the following table. Other than the restricted stock grants, all amounts were paid in cash.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Kenneth C. Ambrecht	$59,500	$40,000	$-	$-	$-	$ 99,500
Ronald G. Joseph	56,000	55,000	-	-	-	111,000
John T. Lawrence	40,750	55,000	-	-	-	95,750
William R. Martin	61,750	48,750	-	-	-	110,500

(1)  Calculated as the compensation cost for financial statement reporting purposes with      respect to the annual stock grant under the Company's Non-Employee Director Compensation      Plan. The following table of GAFRI common stock held includes the aggregate stock awards      held by each director as of December 31, 2006:
Director Name	Aggregate Shares of Common Stock Held
Kenneth C. Ambrecht	1,998
Ronald G. Joseph	63,981
John T. Lawrence	24,276
William R. Martin	29,060

(2)  The following table sets forth the aggregate option awards held by each director as of      December 31, 2006:
Director Name	Aggregate Stock Options Held
Kenneth C. Ambrecht	23,000
Ronald G. Joseph	41,114
John T. Lawrence	41,114
William R. Martin	41,114

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Organization and Policy Committee (for purposes of this analysis, the "O&P Committee") of the Board of Directors has responsibility for establishing, implementing and continually monitoring adherence to the Company's compensation philosophy. The O&P Committee's responsibilities include setting the compensation of the Chief Executive Officer and all persons deemed "executive officers" under the Securities Exchange Act of 1934. The O&P Committee ensures that the total compensation paid to the NEOs is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Company's philosophy regarding executive compensation programs is premised on motivating, rewarding and retaining executives with a competitive compensation package. The philosophy also strives to maximize shareholder value by tying the performance of the Company to a portion of the compensation earned. Consistent with this pay-for-performance philosophy, compensation may include base salary and eligibility for annual cash bonuses and stock options. The annual cash bonus, which represents a significant portion of each senior executive officer's compensation, is dependent upon achieving business and financial goals and realizing personal performance objectives. It has generally been the philosophy that the compensation of the Company's Chief Executive Officer and Chief Operating Officer should be the same.

Establishing Compensation Levels

As in prior years, compensation levels for the Chief Executive Officer and Chief Operating Officer are based primarily on the O&P Committee's assessment of such person's position, level of responsibility and potential to enhance long-term shareholder value. The O&P Committee relies primarily on its judgment in determining the amount and mix of compensation elements of the Chief Executive Officer and Chief Operating Officer. The compensation of the other NEOs is similarly determined by the O&P Committee with input from the Chief Executive Officer and Chief Operating Officer.

Key factors affecting the Committee's judgment with respect to the compensation of the NEOs included the nature and scope of their responsibilities and their effectiveness with respect to Company's initiatives to increase shareholder value, productivity and growth. While the O&P Committee does not utilize direct comparisons of compensation levels of comparable companies, it does attempt to consider general information of compensation structures and levels at other publicly traded companies. In addition, approximately three years ago the Company utilized an outside compensation consultant to review the Company's overall compensation plan for all its employees and such information has in the past been referenced in establishing compensation levels of the NEOs.

The O&P Committee continues to believe that the quality, skills and dedication of the Company's executive leaders are critical factors affecting the long-term value of the Company. Therefore, the O&P Committee continues to try to maintain an executive compensation program that will attract, motivate and retain the highest level of executive leadership possible.

The O&P Committee's decisions concerning the specific 2006 compensation elements for the NEOs were made within this framework. The O&P Committee also considered the performance, current salary, current bonus base and prior-year bonus and other compensation of each NEO.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

Tax Deductibility of Pay

Section 162(m) places a limit of $1,000,000 on the amount of compensation that the Company may deduct in any one year with respect to each of its five most highly paid executive officers. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. The O&P Committee attempts, to the extent practicable, to structure the incentive compensation programs to satisfy the requirements for the "performance-based compensation" exception and preserve the full deductibility of all such compensation paid. However, no assurance can be given that any amount of such compensation may be deductible.

Compensation Components

For the fiscal year ended December 31, 2006, the principal components for NEOs were:

    Base salary;
    Annual performance-based bonuses;
    Long-term equity incentive components; and
    Retirement and other personal benefits

The Company has no contracts, employment agreements, plans or arrangements with any NEO which would give rise to a payment in the event of a change in control of the Company.

Base Salary

The Company pays base salaries that are appropriate for a NEO's position and responsibilities. A base salary is paid for ongoing performance throughout the year. The O&P Committee determines base salaries for the Chief Executive Officer and Chief Operating Officer that are appropriate, in the subjective judgment of the members of the Committee, based on each person's responsibilities and performance. The base salaries of the other NEOs are set utilizing the same philosophy also with input from the Chief Executive Officer and Chief Operating Officer.

The annual salaries for the NEOs increased from the 2006 levels as follows: for Mr. Lindner $525,000 to $545,000, a 3.8% increase; for Mr. Scheper $525,000 to $545,000, a 3.8% increase; for Mr. Muething $312,000 to $325,000, a 4.2% increase; for Mr. Miliano $305,000 to $318,000, a 4.3% increase; and for Mr. Prager $292,000 to $304,000, a 4.1% increase. These increases were made consistent with the Company's overall philosophy of targeting an approximate 4% increase in base salaries for all its employees for 2007 over 2006.

Annual Performance-Based Bonuses

Annual performance-based bonuses are designed to reward the positive performance of the Company as well as the individual performance of each of the participating officers. The Company believes that the overall performance of the Company is substantially related to the performance of its executives. Cash bonuses are paid each year, after the O&P Committee has determined the satisfaction of the corporate and individual components from the prior year's performance. Payment is generally made in the first quarter of the following year.

The O&P Committee, working with management, developed an annual bonus plan for 2006 for the NEOs that made a substantial portion of their 2006 compensation dependent on the Company's performance. Specifically, annual bonus determinations are based on a two-part analysis of Company and executive performance. The O&P Committee may in its discretion make adjustments to the amount of the bonus determined by the formula if the Committee believes such an adjustment is warranted.

In February 2006, the O&P Committee approved the 2006 Bonus Plan in which most officers of the Company, including the NEOs, participated. The 2006 Bonus Plan provides bonuses comprised of the sum of bonuses for various company financial performance components and an individual performance component. The following table sets bonus target amounts and performance criteria for the NEOs that were used by the O&P Committee to award bonuses for 2006.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A
NAME	Bonus Base	EPS Component	New Business Growth	Premium Growth Component	Corporate Objective Component	Individual Performance Component
S. Craig Lindner	$485,000	50%	10%	20%	10%	10%
Charles R. Scheper	$485,000	50%	10%	20%	10%	10%
Mark F. Muething	$187,200	35%	10%	10%	10%	35%
Christopher P. Miliano	$183,000	35%	10%	10%	10%	35%
Michael J. Prager	$175,200	35%	10%	10%	10%	35%

EPS Component

The 2006 Bonus Plan contained an EPS component that tied a portion of the bonus to the performance of the Company as measured by its diluted EPS. The EPS component was set at a maximum of 125% of the eligible bonus, based on the following levels of diluted EPS achieved by the Company for 2006:

Diluted EPS	Percentage of Bonus + Target to be paid for EPS Component
Less than $1.40	0
$1.40	50%
$1.50	75%
$1.60	100%
$1.75 or more	125%

For diluted EPS results between the noted amounts, the Plan provides that the bonus is to be determined by straight-line interpolation. For 2006, the Company reported diluted EPS of $1.58 resulting in a pay-out of 95% of the bonus base applicable to the EPS component. As a result, under the EPS component, the following bonuses were paid to NEOs as follows $230,375 to Mr. Lindner, $230,375 to Mr. Scheper, $62,244 to Mr. Muething, $60,848 to Mr. Miliano and $58,254 to Mr. Prager.

New Business ROE Component

The 2006 Bonus Plan contained a new business ROE component that tied a portion of the bonus to the ROE earned by the Company on new annuity business written, assuming that the Company is meeting the expense assumptions included in the pricing of the Company's products. This component was comprised of a separate calculation for flexible annuities and single premium annuities and set goals based on the average 10-year U.S. Treasury rate throughout the year as follows:

Flexible Annuities	0%	50%	75%	100%	125%
10-year Treasury at 4.0%	<8.5%	8.5%	9.5%	10.5%	11.5%
10-year Treasury at 4.25%	<9.0%	9.0%	10.0%	11%	12.0%
10-year Treasury at 4.5%	<9.5%	9.5%	10.5%	11.5%	12.5%

Single Premium Annuities	0%	50%	75%	100%	125%
10-year Treasury at 4.0%	<9.0%	9.0%	10.0%	11.0%	12.0%
10-year Treasury at 4.25%	<9.5%	9.5%	10.5%	11.5%	12.5%
10-year Treasury at 4.5%	<10.0%	10.0%	11.0%	12.0%	13.0%

For new business ROEs between the noted amounts, the Plan provides that the bonus is to be determined by straight-line interpolation.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

For 2006, the average treasury rate was 4.8%, the ROE for new flexible annuities was 11.7% and the ROE for new single premium annuities was 11.4%, assuming the Company is meeting the expense assumptions included in the pricing of the Company's products. The combination of these figures resulted in a payout of 95% of the bonus base applicable to the new business ROE component. As a result, under the new business ROE component, the bonuses were paid to NEOs as follows: $46,075 to Mr. Lindner, $46,075 to Mr. Scheper, $17,784 to Mr. Muething, $17,385 to Mr. Miliano and $16,644 to Mr. Prager.

Premium Growth Component

The 2006 Bonus Plan contained a premium growth component that tied a portion of the bonus to the annuity premiums received by the Company. This calculation utilized an equivalent premium concept that is designed to reflect the relative value of fixed premiums (flexible and single sum) and variable premiums as follows:

Total Equivalent Premiums (in millions)	0%	50%	75%	100%	125%	150%
TRG - Fixed
Flexible Qualified Premiums	<$225 mil	$225 mil	$237.5 mil	$250 mil	$300 mil	$350 mil
Single Sum Qualified Premiums	<80 mil	80 mil	82.5 mil	85 mil	93 mil	125 mil
TRG - Variable First Year Flexible Premiums	<35 mil	35.0 mil	37.5 mil	40.0 mil	60.0 mil	100.0 mil
Single Sum - Qualified Premiums	<390.6 mil	390.6 mil	470 mil	550 mil	610.9 mil	750.0 mil

For total equivalent premium figures between the noted amounts the Plan provides that the bonus is to be paid by straight-line interpolation.

For 2006, the Company received equivalent premiums in each of the foregoing categories and the resulting percentage as follows: flexible qualified premiums - $305.3 million (128%), single sum qualified premiums - $250.4 million (150%), variable first year flexible premiums - $39.5 million (95%) and single sum non-qualified premiums - $822.4 million (150%). These resulted in a payout of 144% of the bonus base applicable to the premium growth component based on a weighted average. As a result, under the premium growth component, the following bonuses were paid to NEOs as follows: $139,680 to Mr. Lindner, $139,680 to Mr. Scheper, $26,957 to Mr. Muething, $26,352 to Mr. Miliano and $25,229 to Mr. Prager.

Corporate Objective Component

The corporate objective component is included to allow the O&P Committee to identify one or more significant corporate projects to be considered in awarding bonuses. This component is designed to motivate employees in connection with the identified activities and allows the O&P Committee to assign a grade to the success of the project or projects. For 2006, the O&P Committee selected the Company's organizational preparedness project as the activity on which the corporate objective component would be judged. The O&P Committee evaluates the success of the project and assigns a grade which results in a pay-out as follows:

Success of Organizational Preparedness Project	0	50%	75%	100%	125%
	<C	C	B	A	A+

For 2006, the O&P Committee assigned a grade of "A" to the success of the organizational preparedness project resulting in a pay-out of 100% of the bonus base applicable to the corporate objective component. As a result, under the corporate objective component, the following bonuses were paid to NEOs: $48,500 to Mr. Lindner, $48,500 to Mr. Scheper, $18,720 to Mr. Muething, $18,300 to Mr. Miliano and $17,520 to Mr. Prager.

Individual Performance Component

Under the 2006 Bonus Plan each NEOs bonus allocated to the individual performance component ranged from 0% up to 125% of the target amount allocated to the individual performance component and was determined by the O&P Committee based on the subjective rating of the NEOs relative overall performance for 2006. The ratings for each of the NEOs includes a consideration of all factors deemed relevant, including, but not limited to, operational, qualitative measurements relating to the development and implementation of strategic initiatives and annual objectives, responses to unexpected developments and the impact of

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

extraordinary transactions involving the Company. The O&P Committee also considered the input of the Chief Executive Officer and Chief Operating Officer in evaluating the NEOs other than the Chief Executive Officer and Chief Operating Officer. Based on the foregoing factors, under the individual performance component, the following bonuses were paid to NEOs based on the percentage noted of the bonus base applicable to the individual performance component: $48,500 to Mr. Lindner (100%), $48,500 to Mr. Scheper (100%), $81,900 to Mr. Muething (125%), $76,860 to Mr. Miliano (120%), and $76,650 to Mr. Prager (125%).

Lump-Sum Adjustment

In evaluating the performance of the NEOs, the O&P Committee awarded additional bonuses of $75,000 to Mr. Muething and Mr. Prager. These lump-sum adjustments were made as a result of the efforts of Mr. Muething and Mr. Prager in connection with an acquisition by the Company completed in January 2006.

Long-Term Equity Incentive Compensation

The O&P Committee believes long-term equity incentive compensation encourages management to focus on long-term Company performance and provides an opportunity for executive officers and certain other key employees to increase their stake in the Company. The O&P Committee believes that these objectives are best met through the grant of stock options that vest over time. The Committee believes that the interests of the Company's stockholders are well served by aligning the senior executives' interests with those of its stockholders through the granting of stock options. The Committee believes that several features present in stock options give recipients substantial incentives to maximize the Company's long-term success. First, options under the Company's Stock Option Plan are granted at market price of the Company's common stock on the date of the grant. Second, the Committee believes that because the stock options vest at the rate of 20% per year, it promotes executive retention due to the forfeiture of unvested options upon departure from the Company.

Stock option award levels are determined based on award amounts for participants in prior years, Black-Scholes-derived information, the expense of such options to the Company, the relative benefits to participants of such expense and the overall compensation level of grantees. Stock option grants vary based on grantee's positions within the Company.

Stock options are generally granted at a regularly scheduled O&P meeting in February of each year after the Company issues a press release announcing results of the prior year. At this same meeting, the Committee makes base salary adjustments and determines annual bonus payments. In November 2006, the full Board set a specific date in February as the date on which the O&P Committee would make the annual stock option grants for 2007. The O&P Committee does not grant options with an exercise price that is less than the closing price of the Company's Common Stock on the grant date, nor does it grant options which are priced on a date other than the grant date. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends.

Stock Ownership Guidelines

The Company's Board adopted executive stock ownership guidelines because it believes it is in the best interest of the Company and its shareholders to align the financial interests of its senior officers with those of the Company's stockholders. Senior executives can satisfy their stock ownership requirements by owning Company common stock or common stock of the Company's parent corporation, American Financial Group, Inc. "AFG", or a combination. Under the guidelines, the Chief Operating Officer, Executive Vice Presidents and Senior Vice Presidents are required to own an amount of AFG and/or GAFRI common stock which is equal to or exceeds their annual base salary. Generally, persons subject to the guidelines are required to achieve the applicable ownership guideline by January 1, 2011.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

Retirement and Other Related Benefits

The Company provides retirement benefits to NEOs through a combination of qualified (under the Internal Revenue Code) and non-qualified plans. The Company provides qualified retirement benefits to employees through participation in the AFG Retirement and Savings Plan ("RASP"), a defined contribution plan. The Company makes contributions to the retirement fund portion of the plan and matches a percentage of employee contributions to the savings fund. The amount of such contributions and matching payments are based on a percentage of the employee's salary up to certain thresholds. The Company also makes available to certain employees, benefits in the AFG non-qualified Auxiliary RASP ("Auxiliary RASP"). The purpose of the Auxiliary RASP is to enable employees whose contributions in the retirement contribution portion of the RASP are limited by IRS regulations to have an additional benefit to the RASP.

The Company also maintains a Deferred Compensation Plan pursuant to which officers may defer a portion of their annual salary and/or bonus. For 2006, participants could elect to have the value of deferrals (i) earn a fixed rate of interest set annually (5-1/4% in 2006), or (ii) fluctuate based on the market value of GAFRI common stock plus dividends, and a 7-1/2% match to participant deferrals. The deferral terms of either a fixed number of years or upon termination of employment must be elected at the time of deferral. Under the plan, no federal or state income taxes are paid on deferred compensation. Rather, such taxes will be due upon receipt at the end of the deferral period.

Perquisites and Other Personal Benefits

The O&P Committee does not view perquisites as material to the NEOs total compensation and therefore does not consider those amounts in setting the other compensation elements.

COMPENSATION COMMITTEE REPORT

The O&P Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on these reviews and discussions, the O&P Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.

Members of the Organization and Policy Committee:     Ronald G. Joseph

John T. Lawrence, III

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 31, 2007, the only person known to us to own beneficially more than 5% of our common stock was American Financial Group, Inc. ("AFG"), One East Fourth Street, Cincinnati, Ohio 45202. AFG owns shares directly and indirectly through its subsidiaries. AFG beneficially owned 38,565,995 shares or approximately 81% of the shares outstanding as of that date.

The following table sets forth information, as of March 31, 2007 concerning the beneficial ownership of our equity securities by each director, nominee for director, the executive officers named in the Summary Compensation Table (see "Compensation" below) and by all of these individuals and executive officers not named in the Summary Compensation Table as a group. Such information is based on data furnished by the persons named. Except as set forth in the following table, no director or executive officer beneficially owned 1% or more of any class of our equity securities outstanding at March 31, 2007. Unless otherwise indicated, the persons named have sole voting and dispositive power of the shares reported.
Name of Beneficial Owner	Shares of Common Stock Held (a)	Percent of Class

Robert A. Adams	220,711	*
Kenneth C. Ambrecht	11,198	*
L. Thomas Hiltz	-	*
Ronald G. Joseph	86,381	*
John T. Lawrence III	46,676	*
Carl H. Lindner	536,808 (b)	1.1%
S. Craig Lindner	139,763 (b)	*
William R. Martin	51,460	*
Charles R. Scheper	451,896 (c)	*
Joseph P. Tomain	-	*
Christopher P. Miliano	75,525	*
Mark F. Muething	229,592 (d)	*
Michael J. Prager	115,933 (e)	*
All Directors and Executive Officers as a Group (16 persons)	2,340,738	4.8%

*Less than 1%

(a) Unless otherwise indicated, the persons named have sole voting and dispositive power over the shares listed opposite their names. The amounts listed include the following number of shares which may be acquired pursuant to options which are exercisable within 60 days: Mr. Ambrecht - 9,200, Mr. Joseph - 22,400, Mr. Lawrence - 22,400, Mr. Martin - 22,400, Mr. Scheper - 410,000, Mr. Miliano - 38,968, Mr. Muething - 117,500 and Mr. Prager - 107,000.

(b) Messrs. Carl H. Lindner and S. Craig Lindner disclaim beneficial ownership of the shares owned by AFG, of which Mr. Carl H. Lindner is Chairman of the Board and a principal stockholder and Mr. S. Craig Lindner is a director, officer and principal stockholder. See "Principal Stockholders."

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

(c) Includes 8,183 share equivalents allocated to Mr. Scheper's account in the Great American Financial Resources, Inc. Deferred Compensation Plan ("Deferred Compensation Plan").

(d) Includes 46,194 share equivalents allocated to Mr. Muething's account in the Deferred Compensation Plan.

(e) Includes 7,049 share equivalents allocated to Mr. Prager's account in the Deferred Compensation Plan.

EQUITY COMPENSATION PLAN INFORMATION

The following reflects certain information about shares of our common stock for issuance (at December 31, 2006) under equity compensation plans.
Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in first column)
Approved by stockholders	3,049,980	$17.50	2,485,508(1)
Not approved by	309,476	$17.67	2,660,847(2)

  Includes options exercisable into 1.7 million shares available for issuance under GAFRI's Stock Option Plans for employees and directors, 0.8 million shares issuable under our Employee Stock Purchase Plan and 43,869 shares issuable under GAFRI's Non-employee Director's Compensation Plan.
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

Under the Agent Stock Purchase Plan, selected agents are able to utilize commissions earned from the sale of insurance products issued by our subsidiaries to purchase our common stock at 92.5% of the fair market value. The Plan provides that up to 1,000,000 of our common stock may be issued.

Under the Agent Stock Option Plan, selected agents are able to earn options to purchase GAFRI common stock based on production arrangements. The options have an exercise price equal to the fair market value of our common stock at the time of the grant. The options include vesting provisions based on quality of production. The Plan provides that up to 1,500,000 of GAFRI common stock may be issued upon the exercise of options.

Under GAFRI's Bonus Plan covering the majority of the Company's officers, participants may be required to receive 25% of their annual bonus in the form of GAFRI Common Stock. The Bonus Plan provides for the issuance of up to 500,000 shares of GAFRI common stock as partial payment of annual bonuses.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Great American Financial Resources and AMM, a wholly-owned subsidiary of AFG, are parties to an Investment Services Agreement under which AMM provides investment services to our insurance subsidiaries in accordance with guidelines. We and our subsidiaries pay AMM a fee based on AMM's cost of providing these services. Investment charges paid by us to AMM were $4.1 million in 2006.

Under a tax agreement with AFG that became effective in 2006, GAFRI and it subsidiaries in the consolidated tax return group generally pay or recover taxes based on each subsidiary's contribution to amounts due under AFG's consolidated return. The tax allocation agreements with AFG have not impacted the recognition of income tax expense and income tax payable in GAFRI's financial statements. If the AFG tax group utilizes any of GAFRI's net operating losses or deductions that originated prior to GAFRI's entering AFG's consolidated tax group, AFG will pay to GAFRI an amount equal to the benefit received. During 2006, we and our subsidiaries which are included in the AFG consolidated tax group incurred income tax expense of $47.6 million.

We paid $2.1 million to AFG for various information technology services (primarily outsourcing) in 2006. We paid approximately $202,000 to AFG for services related to purchases from third party vendors. All of these transactions were based on fair market value.

During 2006, we paid the Cincinnatian Hotel approximately $140,000 for lodging and meeting accommodations. The hotel is owned by a subsidiary of AFG.

Corporate Governance Matters

The corporate governance rules of the New York Stock Exchange (the "NYSE") do not require that a majority of the members of our Board of Directors be "independent," as provided under NYSE rules, because we are a "controlled company" in that more than 50% of our voting power is held by AFG. As a result, we do not have a majority of independent directors on our Board.

There are three Committees of the Board of Directors - the Audit Committee, the Executive Committee and the Organization and Policy Committee. As detailed below, the Organization and Policy Committee performs the functions generally delegated to Compensation and Nominating Committees of other Boards of Directors. As a "controlled company" under NYSE rules, we are not required to have solely independent directors on our Organization and Policy Committee. However, each of Ronald G. Joseph and John T. Lawrence III, the members of the Organization and Policy Committee, does meet the requirements of independent directors under the rules of the NYSE. Each of our Audit Committee and Organization and Policy Committee operates under written charters.

We have adopted a Code of Ethics that applies to all of our directors, officers (including our Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. We have also adopted Corporate Governance Guidelines.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

Stockholders may communicate directly with directors by sending written communication to the attention of the Corporate Secretary at our principal offices. It is our practice not to screen such correspondence before it is forwarded to the director to whom it is addressed or to the Chairman, if addressed to the full Board of Directors.

NYSE rules require non-management directors to meet regularly in executive sessions. William R. Martin was selected to preside over the three meetings of non-management directors held in 2005. Stockholders and other interested parties may communicate with any of the non-management directors, individually or as a group, by sending the written communication to the attention of the Corporate Secretary at our principal offices.

Copies of our Audit Committee Charter, Organization and Policy Committee Charter, Code of Ethics and Corporate Governance Guidelines are available, without charge, by written request to Mark F. Muething; Executive Vice President, General Counsel and Secretary; Great American Financial Resources, Inc.; 250 East Fifth Street; Cincinnati, Ohio 45202 and are also available on our website at http://www.GAFRI.com. We will disclose on our website any waivers granted from or amendments to our Code of Ethics within four business days of such waiver or amendment.

Board of Directors

Our Board of Directors held six meetings in 2006. Directors are encouraged to attend the Annual Meeting of Stockholders. At the Annual Meeting of Stockholders held in May 2006, all directors were in attendance.

Audit Committee

The Audit Committee consists of three members: William R. Martin (Chairman), Kenneth C. Ambrecht and Ronald G. Joseph, none of whom is an officer or employee of ours or any of our subsidiaries. As provided in its charter, the Audit Committee's functions include: recommending to the Board of Directors the firm to be appointed as independent accountants to audit our consolidated financial statements and to provide other audit-related services and recommending the terms of such firm's engagement; reviewing the scope and results of the audit with the independent accountants; reviewing with management and the independent accountants our interim and year-end operating results; reviewing the adequacy and implementation of our internal accounting and auditing procedures; and reviewing the non-audit services to be performed by the independent accountants and considering the effect of such performance on the accountants' independence. The Audit Committee held thirteen meetings in 2006.

The Board has determined that William R. Martin, Chairman of the Audit Committee, is an "audit committee financial expert," as that term is defined in the rules of the Securities and Exchange Commission. All members of the Audit Committee are deemed to be independent, as that term is defined in the rules of the New York Stock Exchange.

The Audit Committee has adopted a policy that our independent accountants may not render any services to us outside the scope of the audit engagement letter without pre-approval of the Audit Committee. The Audit Committee has delegated to William R. Martin, Chairman of the Committee, authority to pre-approve audit and non-audit services outside of meetings of the Audit Committee. Management and the independent accountants are required to provide a written request, including a description of the services to be provided and an estimate of the fee to be charged, in connection with any request for pre-approval. The full Audit Committee may also pre-approve such services. In 2006, all services rendered outside the scope of the audit engagement letter were pre-approved without reliance on the de minimus safe harbor exception from the pre-approval requirements.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

Executive Committee

The Executive Committee consists of three members: S. Craig Lindner (Chairman), Carl H. Lindner and Charles R. Scheper. The Committee is generally authorized to exercise the powers of the Board of Directors between meetings of the Board of Directors, except that the Committee's authority does not extend to certain fundamental matters, such as: amending our By-laws; filling vacancies on the Board of Directors; declaring a dividend; electing or removing our principal officers; adopting or approving a plan of merger, consolidation or sale of a substantial portion of our assets; our dissolution or reorganization or establishing or designating any class or series of our stock (or fixing or determining the relative rights and preferences thereof). The Executive Committee did not meet in 2006.

Organization and Policy Committee

The Organization and Policy Committee consists of two members: Ronald G. Joseph and John T. Lawrence III, neither of whom is an officer of ours or any of our subsidiaries.

As provided in its charter, the Organization and Policy Committee's functions include: reviewing the duties and responsibilities of our principal officers; approving the compensation of our principal officers and providing a report to the Board of Directors on those matters; reviewing our compensation and personnel policies; administering bonus and stock option plans; reviewing and making recommendations to the Board of Directors with respect to employee retirement policies; and supervising, reviewing and reporting to the Board of Directors on the performance of the management committee responsible for the administration and investment management of our pension and savings plans. The Organization and Policy Committee held two meetings in 2006.

The responsibilities of the Organization and Policy Committee include reviewing and providing advice with respect to the nomination of candidates for the Board of Directors. Except as provided below, the Board of Directors is responsible for the actual nomination of directors. The Committee does not impose any minimum requirements in considering candidates but rather reviews the overall business, industry and financial experience of candidates. The Committee has not retained any third party to identify or evaluate nominees. In addition, no person has recommended a candidate to the Committee in the last year. Our Certificate of Incorporation includes procedures whereby any stockholder of record may nominate one or more persons as candidates for the office of director. In order to utilize this procedure, a stockholder is required to give written notice of the intent to nominate a candidate at least five but not more than 30 days prior to the meeting of stockholders at which the election of directors will take place. Such procedures do not require any consideration or review by the Organization and Policy Committee.

Item 14.  Principal Accountant Fees and Services

The accounting firm of Ernst & Young LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2006.

Fees Paid to the Independent Accountants

The following table sets for the fees billed by Ernst & Young LLP for Audit and other services. The Audit Committee considers the non-audit services provided in satisfying itself as to Ernst & Young LLP's independence.

	2006	2005
Audit Fees	$2,472,069	$1,637,199
Audit-Related Fees	99,829	84,700
Tax Fees	-	-
All Other Fees	-	-

	$2,571,898	$1,721,899

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

The Audit Committee approved all of the engagements pursuant to which these services were provided. Audit fees included fees related to services rendered in connection with the annual audit of our consolidated financial statements, the quarterly review of the consolidated financial statements included in our quarterly reports on Form 10-Q, reviews of and other services related to registration statements, audits of the statutory financial statements of our insurance subsidiaries and the review of our system of internal controls required by the Sarbanes-Oxley Act of 2002.

Audit-related fees for 2005 and 2006 related to a review of the controls in our fixed and variable lines of business.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted policies that require its approval for any audit and non-audit services to be provided to the Company. The Audit Committee delegated authority to the Committee Chairman to approve certain non-audit services. Pursuant to these procedures and delegation of authority, the Audit Committee was informed of and approved all of the audit and other services described above. No services were provided with respect to the de minimus waiver process provided by rules of the Securities and Exchange Commission.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

FORM 10-K/A

Signature

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Great American Financial Resources, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.
GREAT AMERICAN FINANCIAL RESOURCES, INC.

Signed: April 30, 2007	BY:/s/ S. CRAIG LINDNER
S. Craig Lindner
Chief Executive Officer

GREAT AMERICAN FINANCIAL RESOURCES, INC.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents filed with this report

    (1) and (2) No financial statements or schedules are filed with this report on
    Form 10-K/A.
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

GREAT AMERICAN FINANCIAL RESOURCES, INC.

EXHIBIT 31(a)

SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS

I, S. Craig Lindner, the principal executive officer of Great American Financial Resources, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K/A of Great American Financial Resources,
     Inc.;

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

Date:	April 30, 2007	/s/ S. Craig Lindner
S. Craig Lindner
Chief Executive Officer

E-2

GREAT AMERICAN FINANCIAL RESOURCES, INC.

EXHIBIT 31(b)

SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS - CONTINUED

I, Christopher P. Miliano, the principal financial officer of Great American Financial
Resources, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K/A of Great American Financial Resources,
     Inc.;

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
Date:	April 30, 2007	/s/ Christopher P. Miliano
Christopher P. Miliano
Chief Financial Officer

E-3

GREAT AMERICAN FINANCIAL RESOURCES, INC.

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

Pursuant to 18 USC Section 1350

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Annual Report of Great American Financial Resources, Inc. on Form 10-K/A for the period ending December 31, 2006 (the "Report"), the undersigned officers of the Company, certify, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

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

April 30, 2007

E-4