Form 10-Q
period 2007-03-31
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2007-05-09
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007	Commission File No. 1-11632

Incorporated under	IRS Employer I.D. No. 06-1356481
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

As of May 1, 2007, there were 47,725,868 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

TABLE OF CONTENTS

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

ITEM 1 - FINANCIAL STATEMENTS

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET - (UNAUDITED)

(Dollars in millions)

	March 31,	December 31,
	2007	2006
Assets
Investments:
Fixed maturities:
Available-for-sale - at fair value
(amortized cost - $9,432.2 and $9,104.3)	$ 9,470.9	$ 9,120.5
Trading securities - at fair value	277.4	276.4
Equity securities - at fair value
(cost - $239.4 and $214.0)	263.7	238.4
Mortgage loans on real estate	183.9	170.6
Real estate	78.0	78.0
Policy loans	267.9	267.1
Cash and cash equivalents	271.7	564.3
Total cash and investments	10,813.5	10,715.3

Accrued investment income	125.0	124.5
Unamortized insurance acquisition costs	966.9	946.1
Reinsurance recoverable	677.9	677.3
Other assets	295.5	171.7
Variable annuity assets (separate accounts)	703.9	700.5

	$13,582.7	$13,335.4

Liabilities and Stockholders' Equity
Annuity benefits accumulated	$ 9,612.0	$ 9,456.7
Unearned revenue	102.3	104.1
Life, accident and health reserves	1,451.2	1,414.7
Long-term debt	281.1	273.1
Payable to affiliates, net	147.3	133.4
Deferred tax liability on unrealized gains	20.4	14.0
Accounts payable, accrued expenses and other liabilities	155.4	164.9
Variable annuity liabilities (separate accounts)	703.9	700.5
Total liabilities	12,473.6	12,261.4

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-47,608,374 and 47,569,236 shares outstanding	47.6	47.6
Capital surplus	416.6	416.7
Retained earnings	603.4	583.4
Accumulated other comprehensive income, net	41.5	26.3
Total stockholders' equity	1,109.1	1,074.0

	$13,582.7	$13,335.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT - (UNAUDITED)

(In millions, except per share amounts)
	Three months ended March 31,
	2007	2006
Revenues:
Life, accident and health premiums	$106.6	$ 76.5
Net investment income	158.2	147.9
Realized gains (losses) on:
Investments	1.1	4.1
Retirement of debt	(1.1)	(3.7)
Other income	27.1	24.6
	291.9	249.4
Costs and Expenses:
Annuity benefits	88.8	82.8
Life, accident and health benefits	85.4	64.3
Insurance acquisition expenses	44.5	32.0
Interest and debt expenses	5.7	6.2
Other expenses	37.8	34.6
	262.2	219.9

Operating earnings before income taxes	29.7	29.5
Provision for income taxes	9.7	10.4

Income from continuing operations	20.0	19.1
Discontinued hotel operations, net of tax	-	(0.5)

Net Income	$ 20.0	$ 18.6

Basic earnings per common share:
Continuing operations	$ 0.42	$ 0.40
Discontinued hotel operations	-	(0.01)

Net income	$ 0.42	$ 0.39

Diluted earnings per common share:
Continuing operations	$ 0.41	$ 0.40
Discontinued hotel operations	-	(0.01)

Net income	$ 0.41	$ 0.39

Average number of common shares:
Basic	47.6	47.3
Diluted	48.4	48.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (UNAUDITED)

(In millions)
	Three months ended
	March 31,
	2007	2006
Common Stock:
Balance at beginning of period	$ 47.6	$ 47.3
Common Stock issued	0.2	0.1
Common Stock retired	(0.2)	-
Balance at end of period	$ 47.6	$ 47.4

Capital Surplus:
Balance at beginning of period	$416.7	$409.0
Common Stock issued	4.3	2.0
Common Stock retired	(3.8)	(0.4)
Stock option settlements	(2.3)	-
Agent stock option grants	-	0.2
Stock-based compensation expense	1.7	0.5
Balance at end of period	$416.6	$411.3

Retained Earnings:
Balance at beginning of period	$583.4	$489.2
Net income	20.0	18.6
Balance at end of period	$603.4	$507.8

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	$ 26.3	$ 61.2
Change in net unrealized gains (losses) during the period	11.9	(97.6)
Change in unrealized pension and other post retirement benefits	3.3	-
Balance at end of period	$ 41.5	($ 36.4)

Comprehensive Income (Loss)
Net income	$ 20.0	$ 18.6
Change in net unrealized gains (losses) on marketable securities	11.9	(97.6)
Change in unrealized pension and other post retirement benefits	3.3	-
Comprehensive income (loss)	$ 35.2	($ 79.0)

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS - (UNAUDITED)

(In millions)
	Three months ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$ 20.0	$ 18.6
Adjustments:
Increase in life, accident and health reserves	36.6	6.2
Benefits to annuity policyholders	88.8	82.8
Amortization of insurance acquisition costs	34.3	24.6
Depreciation and amortization	3.3	2.1
Realized gains on investments	(1.1)	(4.1)
Realized losses on retirement of debt	1.1	3.7
Net trading portfolio activity	0.2	(14.1)
Increase in insurance acquisition costs	(49.7)	(27.3)
Decrease (increase) in reinsurance recoverable	(13.1)	3.5
Increase in other assets	(125.0)	(5.8)
Decrease in other liabilities	(8.9)	(2.7)
Increase in payable to affiliates, net	13.9	10.1
Other, net	(3.8)	(5.6)
Net cash provided by (used in) operating activities	(3.4)	92.0

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(797.1)	(658.1)
Equity securities	(44.6)	(16.0)
Real estate, mortgage loans and other assets	(23.5)	(2.7)
Cash and short-term investments of businesses acquired, net	-	104.8
Proceeds received from sale of Puerto Rican operations, net	-	27.2
Maturities and redemptions of fixed maturity investments	165.6	151.2
Sales of:
Fixed maturity investments	308.9	364.1
Equity securities	22.1	23.9
Real estate, mortgage loans and other assets	13.2	15.4
Increase in policy loans	(0.8)	(0.6)
Net cash provided by (used in) investing activities	(356.2)	9.2

Cash Flows from Financing Activities:
Annuity receipts	378.8	220.3
Annuity surrenders, benefits and withdrawals	(329.7)	(294.3)
Net transfers from variable annuity assets	8.9	4.1
Additions to long-term debt	92.0	15.0
Reductions of long-term debt	(85.1)	(73.4)
Issuance of Common Stock	4.4	1.8
Other	(2.3)	(0.2)
Net cash provided by (used in) financing activities	67.0	(126.7)

Net decrease in cash and cash equivalents	(292.6)	(25.5)
Cash and cash equivalents at beginning of period	564.3	154.3
Cash and cash equivalents at end of period	$271.7	$128.8

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

Acquisition Proposal Received from American Financial Group, Inc.

American Financial Group, Inc. ("AFG") and its subsidiaries owned 81% of GAFRI's Common Stock at May 1, 2007. On February 22, 2007, AFG submitted an unsolicited proposal to the Board of Directors of GAFRI to acquire the shares of GAFRI that AFG and its subsidiaries do not already own for $23.50 per share in cash.

The GAFRI Board of Directors has formed a special committee comprised of independent directors for the purpose of considering the proposal from AFG. The special committee will review and evaluate AFG's offer and make a recommendation to the GAFRI Board. There can be no assurances that the proposed transaction or any other transaction will be approved or completed.
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

To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains. DPAC related to annuities is also adjusted, net of tax, for the change in

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in unrealized gains (losses) on marketable securities, a component of "Accumulated other comprehensive income, net" in the stockholders' equity section of the Balance Sheet.

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

Payable to Subsidiary Trusts  Two wholly-owned subsidiary trusts were formed to issue preferred securities and, in turn, purchased a like amount of subordinated debt from their parent company. Interest and principal payments from the parent fund the respective trust obligations. Accordingly, the subordinated debt due to the trusts is included in "Long-term debt" in the Balance Sheet and the related interest expense is included in "Interest and debt expenses" in the Income Statement.

Income Taxes  Under a tax agreement with AFG that became effective in 2006, GAFRI and its subsidiaries in the consolidated tax group generally pay or recover taxes based on each subsidiary's contribution to amounts due under AFG's consolidated return. The tax allocation agreement with AFG has not impacted the recognition of income tax expense and income tax payable in GAFRI's financial statements. If the AFG tax group utilizes any of GAFRI's net operating losses or deductions that originated prior to GAFRI's entering AFG's consolidated tax group, AFG will pay to GAFRI an amount equal to the benefit received.

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis and are measured using enacted tax rates. The Company recognizes deferred tax assets if it is more likely than not that a benefit will be realized. Current and deferred tax assets and liabilities of companies in AFG's consolidated tax group are aggregated with other amounts receivable from or payable to affiliates. Current and deferred tax assets and liabilities of companies not in the consolidated tax group are shown in "Other liabilities" in the Balance Sheet.

Implementation of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48") on January 1, 2007, had no effect on GAFRI's financial position. FIN 48 sets forth criteria for recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 requires that companies recognize the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure. GAFRI's reserve for unrecognized income tax benefits (included in "Payable to affiliates, net" in the Balance Sheet) was approximately $11 million at January 1, 2007. Recognition of these benefits would reduce GAFRI's effective tax rate. GAFRI does not anticipate significant changes to this reserve within the next twelve months.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation   All share-based grants are recognized as compensation expense based on their calculated "fair value" at the date of grant over the vesting period. GAFRI uses the Black-Scholes pricing model to measure the fair value of its stock options. See Note H - "Stockholders' Equity" for further information on stock options.

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

Earnings Per Share  Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: first quarter of 2007 - 0.8 million shares and first quarter of 2006 - 0.7 million shares.

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

C. Discontinued Operations

On June 2, 2006, GAFRI sold Chatham Bars Inn, a resort hotel located on Cape Cod, Massachusetts, for $166 million. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the operating results of the hotel are included in discontinued operations in the Consolidated Income Statement. Balance Sheet amounts prior to the sale of the hotel have not been reclassified. A summary of the hotel operations sold follows (in millions):

Three months ended
Operations:	March 31,
2006
Real estate revenues	$1.5
Real estate expenses	2.2
Pre-tax loss	(0.7)
Benefit for income taxes	(0.2)

Net loss from discontinued hotel operations	($0.5)

In January 2006, GAFRI sold Great American Life Assurance Company of Puerto Rico ("GA-PR") for $37.5 million in cash, recognizing a pre-tax loss of $0.5 million. This loss was offset by a like amount of GA-PR earnings recorded prior to the sale. In connection with the sale, GAFRI established a $7.9 million letter of credit to provide for potential liabilities.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

D. Acquisitions

On August 7, 2006, GAFRI (parent) acquired all of the outstanding shares of Ceres Group, Inc. In the first quarter of 2006, GALIC acquired, through a reinsurance transaction, the fixed annuity block written by Old Standard Life Insurance Company. As part of the assets received in the reinsurance transaction, GALIC also acquired the stock of Old West Annuity and Life Insurance Company.

GAFRI's financial statements include the results of the above since their acquisition.

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

GAFRI's supplemental insurance businesses (United Teacher Associates Insurance Company ("UTA"), Loyal American Life Insurance Company, Continental General Insurance Company, Central Reserve Life Insurance Company and Provident American Life and Health Insurance Company primarily offer a variety of Medicare Supplement, Long Term Care and limited benefit policies to supplement primary health insurance and other insurance coverage. These products are offered primarily through independent agents and, to a lesser extent, captive agents.

Traditional term and universal life insurance products had been marketed through national marketing organizations until 2004, when GAFRI suspended new sales of these life insurance products due to inadequate volume and returns. The Company continues to service its in-force block of these policies.

"Corporate and other" consists primarily of GAFRI (parent) and AAG Holding (intermediate holding company) and includes interest expense.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table shows (in millions) GAFRI's revenues and operating profit by significant business segment.

	Three months ended March 31,

	2007	2006
Revenues
Fixed annuity operations	$139.8	$131.6
Variable annuity operations	6.0	5.9
Real estate operations	5.8	10.3
Total annuity operations	151.6	147.8

Supplemental insurance operations	122.3	79.6
Life operations	17.6	18.5
Corporate and other	0.4	3.1
Total operating revenues	291.9	249.0

Realized gains	-	0.4
Total revenues per income statement	$291.9	$249.4

Operating profit - pre-tax
Fixed annuity operations	$ 27.2	$ 27.6
Variable annuity operations	0.8	0.8
Real estate operations	(0.3)	5.3(1)
Total annuity operations	27.7	33.7

Supplemental insurance operations	6.7(2)	0.3(3)
Life operations	2.1	2.1
Corporate and other:
Interest and other debt expenses	(5.7)	(6.2)
Other	(1.1)	(0.8)
Pre-tax earnings from continuing operations	29.7	29.1

Realized gains	-	0.4
Total operating earnings before income taxes per income statement	$ 29.7	$ 29.5

  2006 amount includes $4.9 million of income resulting from a March 2006 payment received from Palm Beach County, Florida in exchange for the imposition of certain limitations on future development of a marina owned by the Company.
  Includes results of Ceres Group, Inc., which was acquired by GAFRI in August 2006; includes a favorable reinsurance settlement of $1.2 million and favorable reserve development of approximately $2 million.
  Includes $2 million charge related to contract dispute with an agency.

F. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	March 31,	December 31,
	2007	2006

Deferred policy acquisition costs ("DPAC")	$763.7	$742.9
Policyholder sales inducements	119.6	109.4
Unrealized DPAC adjustment	(6.2)	(1.2)
PVFP	89.8	95.0
	$966.9	$946.1

The unrealized DPAC adjustment reflects the change in DPAC assuming the unrealized gains or losses on securities had actually been realized. See Note B - "Accounting Policies".

The PVFP amounts in the table above are net of $75.7 million and $70.5 million of accumulated amortization at March 31, 2007 and December 31, 2006, respectively. Amortization of the PVFP was $5.2 million in the first quarter of 2007 compared to $1.6

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

million in the first quarter of 2006. The increase in amortization compared to the first quarter of 2006 reflects the acquisition of Ceres, including the effect of higher than expected lapses in Medicare supplement products.

G. Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2007	2006

Direct obligations of GAFRI	$ 0.8	$ 0.8
Obligations of AAG Holding (guaranteed by GAFRI):
7-1/2% Senior Debentures due 2033	112.5	112.5
7-1/4% Senior Debentures due 2034	86.3	86.3
6-7/8% Senior Notes due 2008	28.5	31.5
Bank Credit Facility maturing 2011	33.0	-
	261.1	231.1

Payable to Subsidiary Trusts:
AAG Holding 8-7/8% Subordinated Debentures due 2027	-	22.0
AAG Holding 7.35% Subordinated Debentures due 2033	20.0	20.0
	20.0	42.0
	$281.1	$273.1

To achieve a desired balance between fixed and variable rate debt, GAFRI entered into interest rate swaps which effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9% (effective rate of approximately 8.3% at March 31, 2007 and December 31, 2006). In March 2007, GAFRI repurchased $3.0 million principal amount of its 6-7/8% Senior Notes for $3.1 million in cash.

Also in March 2007, GAFRI used funds borrowed under its bank credit facility (discussed below) to redeem its remaining 8-7/8% subordinated debentures due 2027 for $22.9 million.

In March 2006, the Company replaced its existing $165 million bank credit agreement with a new $500 million five-year revolving credit facility shared with AFG. Under terms of the new agreement, GAFRI may borrow up to $175 million with the ability to borrow up to $200 million, conditioned on AFG not borrowing in excess of $300 million. AFG has agreed with GAFRI not to borrow more than $325 million under the credit facility and has agreed to guarantee amounts borrowed by GAFRI. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating. At March 31, 2007, the interest rate on the Credit Facility was approximately 6.1%.

At March 31, 2007, GAFRI had virtually no scheduled principal payments on debt for the next five years other than AAG Holding's Senior Notes due in 2008 and the Bank Credit Facility due in 2011.

H. Stockholders' Equity

In the first quarter of 2007, GAFRI issued 265,790 shares of Common Stock upon the exercise of stock options. Also in the first quarter of 2007, GAFRI granted stock options for 0.6 million shares of Common Stock (at an average price of $23.61) under GAFRI's stock option plans.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

GAFRI uses the Black-Scholes option-pricing model to calculate the "fair value" of its option grants. The fair value of options granted in the first quarter of 2007 was $7.68 per share based on the following assumptions: dividend yield of less than 1%; expected volatility of 20% (due to limited trading volume of GAFRI's common stock, implied volatility of a peer group's publicly traded options used); risk-free interest rate of 4.5%; and expected option life of 6.5 years.

GAFRI's total stock compensation expense was $0.6 million for the first quarter of 2007 compared to $0.5 million in the first quarter of 2006. Related tax benefits totaled $0.1 million for the first quarter of 2007 and 2006.

In the first quarter of 2007, GAFRI retired 219,295 shares of common stock which had been purchased in prior years to pre-fund two of the Company's non-qualified benefit plans.

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

I. Contingencies

There have been no significant changes to the matters discussed and referred to in Note M - "Contingencies" of GAFRI's Annual Report on Form 10-K for 2006.

J. Additional Information

Statutory Information  Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	March 31,	December 31,
	2007	2006
Capital and surplus	$664.1	$643.8
Asset valuation reserve	92.9	88.3
Interest maintenance reserve	-	-

Three months ended March 31,
	2007	2006
Pre-tax income from operations	$ 10.6	$29.2
Net income	6.8	34.8

The decrease in statutory pre-tax income from operations in the first quarter of 2007 compared to the same period in 2006 is due primarily to the impact of (i) higher commissions and costs associated with higher first year statutory premiums; (ii) lower spreads on GALIC's in-force annuity business; and (iii) higher death claims.

The maximum amount of dividends payable by GALIC and Ceres subsidiaries in 2007 without prior regulatory approval is $121 million and $19 million, respectively.

Variable Annuities  At March 31, 2007, the aggregate guaranteed minimum death benefit value (assuming every policyholder died) on all of GAFRI's variable annuity policies exceeded the fair value of the underlying variable annuities by $55 million compared to $59 million at December 31, 2006. Death benefits paid in excess of the variable annuity account balances were $0.1 million in the first quarter of 2007 and 2006.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Information  GAFRI has guaranteed all of the outstanding debt of its wholly-owned subsidiary, AAG Holding Company, Inc. Condensed (unaudited) consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	ALL OTHER	CONS
MARCH 31, 2007	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 20.4	$ -	$10,793.4	($ 0.3)	$10,813.5
Investment in subsidiaries	1,048.2	1,290.1	20.5	(2,358.8)	-
Notes receivable from subs	102.4	-	-	(102.4)	-
Unamortized insurance acquisition costs	-	-	966.9	-	966.9
Other assets	25.0	6.5	1,022.2	44.7	1,098.4
Variable annuity assets (separate accounts)	-	-	703.9	-	703.9
	$1,196.0	$1,296.6	$13,506.9	($2,416.8)	$13,582.7

Liabilities and Stockholders' Equity
Insurance liabilities	$ -	$ -	$11,170.8	($ 5.3)	$11,165.5
Notes payable to GAFRI	-	102.4	-	(102.4)	-
Other long-term debt	0.8	352.4	-	(72.1)	281.1
Other liabilities	86.1	6.0	236.5	(5.5)	323.1
Variable annuity liabilities (separate accounts)	-	-	703.9	-	703.9
	86.9	460.8	12,111.2	(185.3)	12,473.6

Total stockholders' equity	1,109.1	835.8	1,395.7	(2,231.5)	1,109.1
	$1,196.0	$1,296.6	$13,506.9	($2,416.8)	$13,582.7

DECEMBER 31, 2006

Assets
Cash and investments	$ 16.9	$ -	$10,698.8	$ (0.4)	$10,715.3
Investment in subsidiaries	1,010.9	1,256.8	24.1	(2,291.8)	-
Notes receivable from subs	102.4	-	-	(102.4)	-
Unamortized insurance acquisition costs	-	-	946.1	-	946.1
Other assets	24.7	5.8	898.4	44.6	973.5
Variable annuity assets (separate accounts)	-	-	700.5	-	700.5
	$1,154.9	$1,262.6	$13,267.9	($2,350.0)	$13,335.4

Liabilities and Stockholders' Equity
Insurance liabilities	$ -	$ -	$10,980.6	($ 5.1)	$10,975.5
Notes payable to GAFRI	-	102.4	-	(102.4)	-
Other long-term debt	0.8	396.8	-	(124.5)	273.1
Other liabilities	80.1	10.4	227.8	(6.0)	312.3
Variable annuity liabilities (separate accounts)	-	-	700.5	-	700.5
	80.9	509.6	11,908.9	(238.0)	12,261.4

Total stockholders' equity	1,074.0	753.0	1,359.0	(2,112.0)	1,074.0
	$1,154.9	$1,262.6	$13,267.9	($2,350.0)	$13,335.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
MARCH 31, 2007	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$106.6	$ -	$106.6
Net investment income and other revenue	5.9	(3.4)	185.1	(2.3)	185.3
Equity in earnings of subsidiaries	24.4	34.9	-	(59.3)	-
	30.3	31.5	291.7	(61.6)	291.9

Costs and Expenses:
Insurance benefits and expenses	-	-	218.7	-	218.7
Interest and debt expenses	-	10.1	-	(4.4)	5.7
Other expenses	0.6	0.9	36.3	-	37.8
	0.6	11.0	255.0	(4.4)	262.2

Earnings before income taxes	29.7	20.5	36.7	(57.2)	29.7
Provision for income taxes	9.7	7.0	12.6	(19.6)	9.7

Net income	$20.0	$13.5	$ 24.1	($ 37.6)	$ 20.0

FOR THE THREE MONTHS ENDED
MARCH 31, 2006

Revenues:
Life, accident and health premiums	$ -	$ -	$ 76.5	$ -	$ 76.5
Net investment income and other revenue	4.6	(1.8)	174.5	(4.4)	172.9
Equity in earnings of subsidiaries	27.2	40.2	-	(67.4)	-
	31.8	38.4	251.0	(71.8)	249.4

Costs and Expenses:
Insurance benefits and expenses	-	-	179.1	-	179.1
Interest and debt expenses	-	10.4	-	(4.2)	6.2
Other expenses	2.3	1.9	30.4	-	34.6
	2.3	12.3	209.5	(4.2)	219.9

Earnings before income taxes	29.5	26.1	41.5	(67.6)	29.5
Provision for income taxes	10.4	9.2	14.6	(23.8)	10.4

Income from continuing operations	19.1	16.9	26.9	(43.8)	19.1
Discontinued hotel operations, net of tax	(0.5)	-	(0.5)	0.5	(0.5)

Net income	$18.6	$16.9	$ 26.4	($ 43.3)	$ 18.6

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
MARCH 31, 2007	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$ 20.0	$ 13.5	$ 24.1	($37.6)	$ 20.0
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(16.1)	(22.9)	-	39.0	-
Increase in life, accident and health reserves	-	-	36.6	-	36.6
Benefits to annuity policyholders	-	-	88.8	-	88.8
Amortization of insurance acquisition costs	-	-	34.3	-	34.3
Depreciation and amortization	0.7	0.5	2.1	-	3.3
Realized (gains) losses on investments	0.1	-	(1.2)	-	(1.1)
Realized (gain) loss on retirement of debt	(1.6)	3.4	0.9	(1.6)	1.1
Net trading portfolio activity	-	-	0.2	-	0.2
Increase in insurance acquisition costs	-	-	(49.7)	-	(49.7)
Increase in reinsurance recoverable	-	-	(13.1)	-	(13.1)
Increase in other assets	(0.5)	(0.7)	(123.8)	-	(125.0)
Increase (decrease) in other liabilities	0.4	0.9	(10.2)	-	(8.9)
Increase (decrease) in payable to affiliates, net	9.2	(5.3)	10.0	-	13.9
Capital contribution from parent (to subsidiary)	(154.7)	154.7	-	-	-
Dividends from subsidiaries(to parent)	98.5	(98.2)	(0.3)	-	-
Other, net	(3.7)	(0.6)	0.3	0.2	(3.8)
Net cash provided by (used in) operating activities	(47.7)	45.3	(1.0)	-	(3.4)

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	(882.5)	17.3	(865.2)
Maturities and redemptions of fixed maturity investments	32.2	-	188.8	(55.4)	165.6
Sales of investments and other assets	17.3	-	344.2	(17.3)	344.2
Increase in policy loans	-	-	(0.8)	-	(0.8)
Net cash provided by (used in) investing activities	49.5	-	(350.3)	(55.4)	(356.2)

Cash Flows from Financing Activities:
Annuity receipts	-	-	378.8	-	378.8
Annuity surrenders, benefits and withdrawals	-	-	(329.7)	-	(329.7)
Net transfers from variable annuity assets	-	-	8.9	-	8.9
Additions to long-term debt	-	92.0	-	-	92.0
Reductions of long-term debt	-	(137.3)	(3.2)	55.4	(85.1)
Issuance of Common Stock	4.4	-	-	-	4.4
Other	(2.3)	-	-	-	(2.3)
Net cash provided by (used in) financing activities	2.1	(45.3)	54.8	55.4	67.0

Net increase (decrease) in cash and cash equivalents	3.9	-	(296.5)	-	(292.6)
Beginning cash and cash equivalents	2.8	-	561.5	-	564.3

Ending cash and cash equivalents	$ 6.7	$ -	$ 265.0	$ -	$271.7

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)
FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
MARCH 31, 2006	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$18.6	$ 16.9	$ 26.4	($43.3)	$ 18.6
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(17.5)	(26.0)	-	43.5	-
Increase in life, accident and health reserves	-	-	6.2	-	6.2
Benefits to annuity policyholders	-	-	82.8	-	82.8
Amortization of insurance acquisition costs	-	-	24.6	-	24.6
Depreciation and amortization	1.4	0.4	0.3	-	2.1
Realized (gains) losses on investments	0.5	-	(4.8)	0.2	(4.1)
Realized loss on retirement of debt	1.9	1.8	-	-	3.7
Net trading portfolio activity	-	-	(14.1)	-	(14.1)
Increase in insurance acquisition costs	-	-	(27.3)	-	(27.3)
Decrease in reinsurance recoverable	-	-	3.5	-	3.5
Increase in other assets	(1.3)	(0.5)	(4.0)	-	(5.8)
Increase (decrease) in other liabilities	1.0	0.1	(3.8)	-	(2.7)
Increase (decrease) in payable to affiliates, net	0.9	(4.9)	14.1	-	10.1
Capital contribution from parent (to subsidiary)	(15.7)	15.7	-	-	-
Dividends from subsidiaries(to parent)	26.1	(1.0)	(25.1)	-	-
Other, net	0.4	(1.0)	(4.6)	(0.4)	(5.6)
Net cash provided by operating activities	16.3	1.5	74.2	-	92.0

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	(676.8)	-	(676.8)
Proceeds received from sale of GA-PR, net	37.5	-	(10.3)	-	27.2
Maturities and redemptions of fixed maturity investments	-	-	151.2	-	151.2
Cash and short-term investments of businesses acquired, net	-	-	104.8	-	104.8
Sales of investments and other assets	1.9	-	401.5	-	403.4
Increase in policy loans	-	-	(0.6)	-	(0.6)
Net cash provided by (used in) investing activities	39.4	-	(30.2)	-	9.2

Cash Flows from Financing Activities:
Annuity receipts	-	-	220.3	-	220.3
Annuity surrenders, benefits and withdrawals	-	-	(294.3)	-	(294.3)
Net transfers from variable annuity assets	-	-	4.1	-	4.1
Additions to long-term debt	-	15.0	-	-	15.0
Reductions of long-term debt	(56.9)	(16.5)	-	-	(73.4)
Issuance of Common Stock	1.8	-	-	-	1.8
Other	(0.2)	-	-	-	(0.2)
Net cash used in financing activities	(55.3)	(1.5)	(69.9)	-	(126.7)

Net increase (decrease) in cash and cash equivalents	0.4	-	(25.9)	-	(25.5)
Beginning cash and cash equivalents	7.9	0.3	146.1	-	154.3

Ending cash and cash equivalents	$ 8.3	$ 0.3	$120.2	$ -	$128.8

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

Index to MD&A

Page			Page
Forward-Looking Statements	19	Results of Operations	25
General	19	General	25
Overview	20	Income Items	26
Critical Accounting Policies	20	Expense Items	28
Liquidity and Capital Resources	21
Ratios	21
Sources and Uses of Funds	21
Independent Ratings	22
Investments	23

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

OVERVIEW

Financial Condition

GAFRI has significantly strengthened its capital and liquidity over the last several years. Since December 31, 2002, stockholders' equity (excluding unrealized gains) has grown nearly $400 million (59%) to $1.1 billion and its debt to capital ratio decreased from more than 36% to 20.5%; in addition, the adjusted capital of GAFRI's largest insurance subsidiary increased nearly $285 million (59%) to $772 million.

Results of Operations

Through the operations of its insurance subsidiaries, GAFRI is engaged in the sale of retirement annuities and various forms of supplemental insurance products.

GAFRI's net income for the first quarter of 2007 was $20.0 million ($0.41 per diluted share) compared to $18.6 million ($0.39 per diluted share) for the same period in 2006. The increase reflects improvement in GAFRI's supplemental insurance lines in 2007 largely offset by the effect of $4.9 million of pre-tax earnings recorded in the first quarter of 2006 related to a payment received from Palm Beach County, Florida in exchange for the imposition of certain limitations on future development of a marina owned by the Company.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are described in Note B to the Financial Statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principals ("GAAP") requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future.

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

For further discussion of these policies, see "Critical Accounting Policies" in GAFRI's 2006 Form 10-K.

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

	March 31,	December 31,
	2007	2006	2005
Consolidated Debt	$ 281	$ 273	$ 342
Stockholders' Equity	1,087	1,064	949
Total Capital	$1,368	$1,337	$1,291

Consolidated Debt to Capital	20.5%	20.4%	26.5%

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 2007, the capital ratio of GAFRI's principal insurance subsidiary was 6.8 times its authorized control level RBC.

Sources and Uses of Funds

Parent Holding Company Liquidity  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions from Great American Life Insurance Company ("GALIC") and Ceres Group, Inc., bank borrowings and cash and investments on hand.  Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable by GALIC and Ceres' subsidiaries in 2007 without prior regulatory approval is $121 million and $19 million, respectively.

In March 2006, the Company replaced its existing credit agreement with a $500 million five-year credit facility shared with its parent company American Financial Group, Inc. Under terms of the agreement, GAFRI may borrow up to $175 million with the ability to borrow up to $200 million, conditioned on AFG not borrowing in excess of $300 million. At March 31, 2007 GAFRI had borrowings of $33 million outstanding on the credit agreement. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating; GAFRI's current rate is 0.75% over LIBOR. Under a currently effective shelf registration, GAFRI and AAG Holding can issue up to $250 million in additional equity or debt securities.

On August 7, 2006, GAFRI (parent) acquired all of the outstanding shares of Ceres Group Inc. for $204.4 million in cash. To fund the acquisition, GAFRI used cash on hand and borrowings under its bank line. Following the acquisition and the concurrent reinsurance transactions, Ceres distributed $60 million to GAFRI. GAFRI expects that Ceres' insurance subsidiaries will have the capability to pay up to $50 million of additional dividends in 2007, subject to regulatory approval.

In March 2007, GAFRI redeemed all of its 8-7/8% trust preferred securities using funds borrowed under the bank credit agreement. See Note G - "Long-Term Debt". Also in March 2007, GAFRI repurchased $3.0 million principal amount of its 6-7/8% Senior Notes for $3.1 million. In 2006, GAFRI repurchased $68.5 million principal amount of its 6-7/8% Senior Notes for $70.8 million.

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

In GAFRI's annuity business, where profitability is largely dependent on earning a "spread" between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. With declining rates, GAFRI receives some protection due to the ability to lower crediting rates, subject to guaranteed minimums. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on GAFRI's annuity products. Annuity surrenders (after surrender fees) totaled approximately $229 million in the first quarter of 2007 compared to $211 million in the comparable 2006 period. Management believes the increase in surrenders is due to (i) the higher interest rate environment (compared to when certain policies were initially sold); (ii) recent acquisitions of blocks of annuity business; and (iii) policies coming out of their surrender charge periods.

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

GAFRI's operations could be materially and adversely affected by ratings downgrades. In connection with recent reviews by independent rating agencies, management indicated that it intends to maintain lower ratios of debt to capital than it has in recent years and intends to maintain the capital of its significant insurance subsidiaries at levels currently indicated by the rating agencies as appropriate for the current ratings. Items that could adversely affect capital levels include (i) an extended period of low interest rates and a resulting significant narrowing of annuity "spread" (the difference between earnings received by the Company on its investments less the amount credited to policyholders' annuity accounts); (ii) investment impairments; (iii) a sustained decrease in the stock market; (iv) adverse mortality or morbidity; (v) changes in capital levels associated with current rating agency requirements; and (iv) higher than planned dividends paid due to liquidity needs by GAFRI and AAG Holding.

Following are the Company's insurance ratings as of March 31, 2007:

Standard
	A.M. Best	Fitch	& Poor's
GALIC*	A (Excellent)	A+ (Strong)	A- (Strong)
AILIC	A (Excellent)	A+ (Strong)	A- (Strong)
Loyal	A (Excellent)	A+ (Strong)	Not rated
UTA	A- (Excellent)	A+ (Strong)	Not rated
CGIC	B++(Good)	A (Strong)	Not rated
CRLIC	B++(Good)	A (Strong)	Not rated

*GALIC is rated A3 (good financial security) by Moody's.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

GAFRI and GALIC received a "positive" outlook from Moody's. Continental General Insurance Company ("CGIC") and Central Reserve Life Insurance Company ("CRLIC") received positive outlooks from A.M. Best. All of the other ratings carry a "stable" outlook. In evaluating a company, independent rating agencies review such factors as the company's: (i) capital adequacy; (ii) profitability; (iii) leverage and liquidity; (iv) book of business; (v) quality and estimated market value of assets; (vi) adequacy of policy reserves; (vii) experience and competency of management; (viii) operating profile; and (ix) risk management.

Investments  At March 31, 2007, GAFRI's investment portfolio contained $9.5 billion in "Fixed maturities" classified as available-for-sale, which are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity on an after-tax basis. At March 31, 2007, GAFRI had pre-tax net unrealized gains of $39 million on fixed maturities and net unrealized gains of $24 million on equity securities.

GAFRI invests primarily in fixed income investments that, including loans and short-term investments, comprised 97% of its investment portfolio at March 31, 2007. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At March 31, 2007, approximately 94% of GAFRI's Insurance Companies' fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At March 31, 2007, the mortgage-backed securities ("MBSs") portfolio represented approximately 30% of the Insurance Companies' investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates.

Substantially all of the Insurance Companies' MBSs are rated "AAA" at March 31, 2007. The market that these securities trade in is highly liquid. Aside from interest rate risk referred to above, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at March 31, 2007, is shown in the following table (dollars in millions). Approximately $109 million of available-for-sale "Fixed Maturities" and $13 million of "Equity Securities" had no unrealized gains or losses at March 31, 2007.

	Securities with Unrealized	Securities with Unrealized
Available-for-sale Fixed Maturities	Gains	Losses
Fair value of securities	$4,801	$4,561
Amortized cost of securities	$4,685	$4,638
Gross unrealized gain (loss)	$ 116	($ 77)
Fair value as % of amortized cost	102%	98%
Number of security positions	1,091	691
Number individually exceeding $2 million gain or loss	-	-
Concentration of gains or (losses) by type or industry
(exceeding 5% of unrealized):
Mortgage-backed securities	$ 20.9	($ 33.2)
Banks, savings and credit institutions	13.1	(11.9)
Gas and electric services	15.4	(4.4)
Insurance companies	9.7	(5.3)
Percentage rated investment grade	93%	97%

Equity Securities
Fair value of securities	$188	$63
Cost of securities	$160	$67
Gross unrealized gain (loss)	$ 28	($ 4)
Fair value as % of cost	118%	94%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below sets forth the scheduled maturities of GAFRI's available-for-sale fixed maturity securities at March 31, 2007, based on their fair values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	3%	1%
After one year through five years	23	6
After five years through ten years	41	46
After ten years	11	8
	78	61
Mortgage-backed securities	22	39
	100%	100%

*Excludes $109 million of fixed maturities with no unrealized gains or losses.

When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. A listing of factors considered and resources used is contained in the discussion of "Investments" under Management's Discussion and Analysis in GAFRI's 2006 Form 10-K.

The table below (dollars in millions) summarizes the unrealized gains and losses on all securities by dollar amount.
Fixed Maturities at March 31, 2007	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis

Securities with unrealized gains:
Exceeding $500,000 (40 issues)	$ 459	$ 31	107.2%
Less than $500,000 (1,051 issues)	4,342	85	102.0%
	$4,801	$116	102.5%

Securities with unrealized losses:
Exceeding $500,000 (28 issues)	$ 527	($ 21)	96.2%
Less than $500,000 (663 issues)	4,034	(56)	98.6%
	$4,561	($ 77)	98.3%

Equity Securities at March 31, 2007

Securities with unrealized gains:
Exceeding $500,000 (18 issues)	$137	$ 23	120.2%
Less than $500,000 (27 issues)	51	5	110.9%
	$188	$ 28	117.5%

Securities with unrealized losses:
Exceeding $500,000 (2 issues)	$ 17	($ 2)	89.5%
Less than $500,000 (21 issues)	46	(2)	95.8%
	$ 63	($ 4)	94.0%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The following table (dollars in millions) summarizes the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.
Fixed Maturities with Unrealized Losses at March 31, 2007	Aggregate Fair Value	Aggregate Unrealized Gain(Loss)	Fair Value as % of Cost Basis

Investment grade with losses for:
One year or less (119 issues)	$ 840	($ 6)	99.3%
Greater than one year (526 issues)	3,574	(69)	98.1%
	$4,414	($ 75)	98.3%

Non-investment grade with losses for:
One year or less (21 issues)	$ 46	($ 1)	97.9%
Greater than one year (25 issues)	101	(1)	99.0%
	$ 147	($ 2)	98.7%

Equity Securities with Unrealized
Losses at March 31, 2007

One year or less (20 issues)	$ 59	($ 3)	95.2%
Greater than one year (3 issues)	4	(l)	80.0%
	$ 63	($ 4)	94.0%

Based on its analysis, management believes that (i) GAFRI will recover its cost basis in the securities with unrealized losses and (ii) GAFRI has the ability and intent to hold the securities until they mature or recover in value. Although GAFRI has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset liability management decisions, market movements, changes in views about appropriate asset allocation, or the desire to offset taxable realized gains. Should GAFRI's ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on GAFRI's liquidity.

RESULTS OF OPERATIONS

General  As shown in Note E - "Segments of Operations", GAFRI reported pre-tax earnings from continuing operations of $29.7 million for the first quarter of 2007 compared to $29.1 million in the 2006 first quarter. Pre-tax earnings from continuing operations increased $0.6 million in the first quarter of 2007 over the same period in 2006. The increase reflects improvement in GAFRI's supplemental insurance lines in 2007 due to the inclusion of Ceres Group (acquired in August 2006), as well as favorable items in certain supplemental product lines in 2007 compared to unfavorable items in 2006. See Note E - "Segments of Operations". While the results of the supplemental lines were improved over the comparable period in 2006, a significant increase in lapses in the first quarter of 2007 in the Medicare product line, which management believes is primarily a result of competition from the government sponsored Medicare Advantage program, has negatively impacted premiums in this division and could adversely impact future results.

The improvement in supplemental lines in 2007 was largely offset by a decrease in operating earnings in the Company's fixed annuity lines in 2007 compared to 2006. Results for the first quarter of 2006 included $4.9 million of pre-tax earnings related to a payment received from Palm Beach County, Florida in exchange for the imposition of certain limitations on future development of a marina owned by the Company.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Statutory Annuity Premiums  The following table summarizes GAFRI's statutory annuity sales (in millions):

Three months ended March 31,
Annuity Premiums	2007	2006
403(b) Fixed and Indexed Annuities:
First Year	$ 16	$ 12
Renewal	37	37
Subtotal	53	49

Non-403(b) Traditional Fixed Annuities	69	96
Non-403(b) Indexed Annuities	234	53
Variable Annuities	23	24
Total Annuity Premiums	$379	$222

Statutory annuity premiums in the first quarter of 2007 were 71% higher than the same 2006 period due primarily to higher fixed indexed-annuity sales, partially offset by lower sales of traditional fixed annuities in GAFRI's non-403(b) line of business.

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions):

	Three months ended March 31,
Premiums	2007	2006
Supplemental insurance operations
First year	$ 13	$10
Renewal	85	57
Cincinnati life operations (in runoff)	9	9
	$107	$76

Benefits
Supplemental insurance operations	$ 73	$53
Cincinnati life operations (in runoff)	12	11
	$ 85	$64

Ratio of Supplemental benefits to Supplemental premiums	74%	79%

GAFRI's supplemental insurance premiums and benefits increased due to the August 2006 Ceres acquisition. The supplemental insurance loss ratio decreased as a result of rate increases, favorable development (not expected to recur) in certain supplemental product lines and the acquisition of Ceres. However, the impact of less than expected new sales and increased lapses in the Medicare supplement line could result in a higher loss ratio than expected.

The Ceres acquisition broadens GAFRI's distribution in both the independent agent and captive agent channels. Prior to the acquisition, GAFRI's supplemental insurance products were sold through relatively few national marketing organizations.

Premiums and benefits of GAFRI's Cincinnati Life operations reflect primarily traditional term and universal life insurance products. In 2004, GAFRI suspended new sales of these insurance products due to inadequate volume and returns.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Net Investment Income  Net investment income increased $10.3 million (7%) in the first quarter of 2007 compared to the same period in 2006 due primarily to an increase in average invested assets of approximately $770 million (8%), partially offset by a lower overall yield on the investment portfolio. The increase in assets reflects internal growth as well as acquisitions. See Note D - "Acquisitions".

The yield earned on GAFRI's investment portfolio, excluding real estate investments and realized gains, was approximately 5.9% and 6.1% for the first quarter of 2007 and 2006, respectively.

Realized Gains (Losses)

Investments

Realized gains on investments included provisions for other than temporary impairment on securities still held of $6.6 million and $1.4 million in the first quarter of 2007 and 2006.

Retirement of Debt

Loss on retirement of debt in 2007 reflects the redemption of the Company's 8-7/8% subordinated debentures in March 2007 and the repurchase of $3 million of the Company's 6-7/8% notes.

Loss on retirement of debt in 2006 reflects pre-tax losses on repurchases of $54.8 million principal amount of the Company's 6-7/8% Senior Notes for $56.8 million in cash. In addition, in connection with the repurchase, GAFRI paid $1.6 million to effectively terminate the portion of an interest rate swap that covered the repurchased debt; this amount is included in loss on retirement of debt in the Consolidated Income Statement.

Other Income  Other income increased $2.5 million (10%) in the first quarter of 2007 compared to the same period in 2006. The increase reflects higher fee income generated from reinsurance agreements entered into in connection with the Ceres acquisition in August 2006. The first quarter of 2006 includes a payment received from Palm Beach County, Florida in exchange for the imposition of certain limitations on future development of a marina owned by the Company.

Real Estate Operations - Continuing  GAFRI is engaged in a variety of real estate operations including hotels and marinas. Revenues and expenses of these operations are included in GAFRI's Consolidated Income Statement as shown below (in millions).

	Three months ended March 31,
	2007	2006

Other income	$5.8	$10.3(1)
Other expenses:
Operating expenses	5.0	3.9
Depreciation	0.8	0.8
Other	0.3	0.3

(1)  Includes $4.9 million of income resulting from a March 2006 payment received from Palm      Beach County, Florida in exchange for the imposition of certain limitations on future      development of a marina owned by the Company.

Real Estate Operations - Discontinued

On June 2, 2006, GAFRI sold Chatham Bars Inn, a resort hotel located on Cape Cod, Massachusetts, for a price of $166 million. The operating results of Chatham have been included in discontinued operations in the Consolidated Income Statement for 2006.

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

Annuity benefits increased $6.0 million (7%) in the first quarter of 2007 compared to the same period in 2006. This increase reflects higher annuity reserves due to internal growth resulting from higher sales of fixed indexed annuities, partially offset by a lower average crediting rate.

Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. Management believes that significant changes in projected investment yields could result in charges (or credits) to earnings in the period the projections are modified.

Insurance Acquisition Expenses  Insurance acquisition expenses include amortization of deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Insurance acquisition expenses also include amortization of the present value of future profits ("PVFP") of businesses acquired. The increase in insurance acquisition expenses in 2007 reflects the growth in the Company's business as well as the acquisition of Ceres in August 2006. Amortization of the PVFP related to the Ceres acquisition was higher than anticipated in the first quarter of 2007 as a result of significantly higher lapses than expected. Management believes that the higher lapses are due primarily to competition from companies participating in the government sponsored Medicare Advantage program.

Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.

Interest and Debt Expenses  The decrease in interest and debt expenses reflects lower average indebtedness in the first quarter of 2007 compared to the same period in 2006.

Other Expenses  Other expenses increased $3.2 million (9%) in the first quarter of 2007 compared to the same period in 2006. The increase reflects the acquisition of Ceres in August 2006 and higher real estate expenses.

Income Taxes  GAFRI's effective tax rate in the first quarter of 2007 reflects a benefit of $0.6 million related to adjustments of prior year taxes.

Item 3

Quantitative and Qualitative Disclosure of Market Risk

As of March 31, 2007, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure about Market Risk" in GAFRI's 2006 Form 10-K.

Item 4

Controls and Procedures

GAFRI's Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated GAFRI's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of March 31, 2007. Based on that evaluation, GAFRI's CEO and CFO concluded that these disclosure controls were effective. During the first quarter of 2007, there have been no changes in GAFRI's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, GAFRI's internal controls over financial reporting.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

PART II

OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Under GAFRI's stockholder-approved Stock Option Plan, 7,357 shares of GAFRI Common Stock were tendered at $21.76 per share in connection with the exercise of stock options in February 2007.

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
GREAT AMERICAN FINANCIAL RESOURCES, INC.

May 9, 2007	BY:/s/Christopher P. Miliano
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 9, 2007	/s/ S. Craig Lindner S. Craig Lindner Chief Executive Officer

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 9, 2007	/s/ Christopher P. Miliano Christopher P. Miliano Chief Financial Officer

E-2

GREAT AMERICAN FINANCIAL RESOURCES, INC.

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

Pursuant to 18 USC Section 1350 as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Great American Financial Resources, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2007 (the "Report"), the undersigned officers of the Company, certify, pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

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

May 9, 2007

A signed original of this written statement will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

E-3