Form 10-Q
period 2007-06-30
GREAT AMERICAN FINANCIAL RESOURCES INC
filed 2007-08-08
CIK 894651

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007	Commission File No. 1-11632

Incorporated under	IRS Employer I.D. No. 06-1356481
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

As of August 1, 2007, there were 47,774,881 shares of the Registrant's Common Stock outstanding.

GREAT AMERICAN FINANCIAL RESOURCES, INC.

TABLE OF CONTENTS

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

PART I

ITEM 1 - FINANCIAL STATEMENTS

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET - (UNAUDITED)

(Dollars in millions)

	June 30,	December 31,
	2007	2006
Assets
Investments:
Fixed maturities:
Available-for-sale - at fair value
(amortized cost - $9,699.9 and $9,104.3)	$ 9,535.3	$ 9,120.5
Trading securities - at fair value	279.8	276.4
Equity securities - at fair value
(cost - $278.8 and $214.0)	305.6	238.4
Mortgage loans on real estate	189.0	170.6
Real estate	78.0	78.0
Policy loans	269.2	267.1
Cash and cash equivalents	107.7	564.3
Total cash and investments	10,764.6	10,715.3

Accrued investment income	127.2	124.5
Unamortized insurance acquisition costs	1,015.1	946.1
Reinsurance recoverable	650.5	677.3
Deferred tax benefit on unrealized losses	39.7	-
Other assets	351.0	171.7
Variable annuity assets (separate accounts)	717.2	700.5

	$13,665.3	$13,335.4

Liabilities and Stockholders' Equity
Annuity benefits accumulated	$ 9,829.1	$ 9,456.7
Unearned revenue	101.1	104.1
Life, accident and health reserves	1,446.4	1,414.7
Long-term debt	264.1	273.1
Payable to affiliates, net	153.5	133.4
Deferred tax liability on unrealized gains	-	14.0
Accounts payable, accrued expenses and other liabilities	128.4	164.9
Variable annuity liabilities (separate accounts)	717.2	700.5
Total liabilities	12,639.8	12,261.4

Stockholders' Equity:
Common Stock, $1 par value
-100,000,000 shares authorized
-47,774,881 and 47,569,236 shares outstanding	47.8	47.6
Capital surplus	419.7	416.7
Retained earnings	628.2	583.4
Accumulated other comprehensive income (loss), net	(70.2)	26.3
Total stockholders' equity	1,025.5	1,074.0

	$13,665.3	$13,335.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT - (UNAUDITED)

(In millions, except per share amounts)
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Life, accident and health premiums	$103.4	$ 75.5	$210.0	$152.0
Net investment income	158.0	149.7	316.2	297.6
Realized gains (losses) on:
Investments	7.7	(8.7)	8.8	(4.6)
Retirement of debt	-	(0.6)	(1.1)	(4.3)
Other income	31.8	21.7	58.9	46.3
	300.9	237.6	592.8	487.0
Costs and Expenses:
Annuity benefits	90.4	84.0	179.2	166.8
Life, accident and health benefits	85.5	66.6	170.9	130.9
Insurance acquisition expenses	40.7	30.3	85.2	62.3
Interest and debt expenses	5.3	5.7	11.0	11.9
Other expenses	44.3	32.6	82.1	67.2
	266.2	219.2	528.4	439.1

Operating earnings before income taxes	34.7	18.4	64.4	47.9
Provision for income taxes	11.8	6.3	21.5	16.7

Income from continuing operations	22.9	12.1	42.9	31.2
Discontinued hotel operations, net of tax	-	(0.1)	-	(0.6)
Gain on sale of discontinued hotel, net of tax	1.9	31.6	1.9	31.6

Net Income	$ 24.8	$ 43.6	$ 44.8	$ 62.2

Basic earnings per common share:
Continuing operations	$ 0.48	$ 0.25	$ 0.90	$ 0.65
Discontinued hotel operations	-	-	-	(0.01)
Gain on sale of discontinued hotel	0.04	0.67	0.04	0.67

Net income	$ 0.52	$ 0.92	0.94	$ 1.31

Diluted earnings per common share:
Continuing operations	$ 0.47	$ 0.25	$ 0.88	$ 0.65
Discontinued hotel operations	-	-	-	(0.01)
Gain on sale of discontinued hotel	0.04	0.66	0.04	$ 0.66

Net income	$ 0.51	$ 0.91	$ 0.92	$ 1.30

Average number of common shares:
Basic	47.7	47.4	47.7	47.4
Diluted	48.4	48.0	48.5	48.0

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (UNAUDITED)

(In millions)
	Six months ended
	June 30,
	2007	2006
Common Stock:
Balance at beginning of period	$ 47.6	$ 47.3
Common Stock issued	0.4	0.2
Common Stock retired	(0.2)	(0.1)
Balance at end of period	$ 47.8	$ 47.4

Capital Surplus:
Balance at beginning of period	$416.7	$409.0
Common Stock issued	6.9	3.1
Common Stock retired	(3.9)	(0.9)
Stock option settlements	(1.6)	-
Agent stock option grants	0.3	0.2
Stock-based compensation expense	1.3	1.0
Balance at end of period	$419.7	$412.4

Retained Earnings:
Balance at beginning of period	$583.4	$489.2
Net income	44.8	62.2
Balance at end of period	$628.2	$551.4

Accumulated Other Comprehensive Loss:
Balance at beginning of period	$ 26.3	$ 61.2
Change in net unrealized gains (losses) during the period	(99.8)	(179.7)
Change in unrealized pension and other post retirement benefits	3.3	-
Balance at end of period	($70.2)	($118.5)

Comprehensive Loss
Net income	$ 44.8	$ 62.2
Change in net unrealized gains (losses) during the period	(99.8)	(179.7)
Change in unrealized pension and other post retirement benefits	3.3	-
Comprehensive loss	($ 51.7)	($117.5)

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

GREAT AMERICAN FINANCIAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS - (UNAUDITED)

(In millions)
	Six months ended
	June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$ 44.8	$ 62.2
Adjustments:
Increase in life, accident and health reserves	30.5	21.0
Benefits to annuity policyholders	179.2	166.8
Amortization of insurance acquisition costs	65.2	50.5
Depreciation and amortization	6.5	6.2
Realized (gains) losses on investments	(8.8)	4.6
Gain on sale of discontinued hotel	(2.9)	(48.7)
Realized losses on retirement of debt	1.1	4.3
Net trading portfolio activity	(8.4)	(13.1)
Increase in insurance acquisition costs	(103.2)	(66.9)
Decrease (increase) in reinsurance recoverable	14.4	(4.3)
Increase in other assets	(136.0)	(11.5)
Decrease in other liabilities	(12.9)	(1.1)
Increase in payable to affiliates, net	20.1	26.4
Other, net	(6.7)	(0.9)
Net cash provided by operating activities	82.9	195.5

Cash Flows from Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,324.6)	(1,071.5)
Equity securities	(94.4)	(43.4)
Real estate, mortgage loans and other assets	(32.8)	(39.8)
Cash and short-term investments of businesses acquired, net	-	104.8
Proceeds received from sale of Puerto Rican operations, net	-	27.2
Maturities and redemptions of fixed maturity investments	322.9	256.5
Sales of:
Fixed maturity investments	382.5	735.6
Equity securities	43.3	44.0
Real estate, mortgage loans and other assets	14.1	62.2
Increase in policy loans	(2.1)	(3.9)
Net cash provided by (used in) investing activities	(691.1)	71.7

Cash Flows from Financing Activities:
Annuity receipts	817.4	515.4
Annuity surrenders, benefits and withdrawals	(691.7)	(592.0)
Net transfers from variable annuity assets	31.9	7.2
Additions to long-term debt	92.0	15.0
Reductions of long-term debt	(102.1)	(82.8)
Issuance of Common Stock	7.2	2.9
Other	(3.1)	(0.8)
Net cash provided by (used in) financing activities	151.6	(135.1)

Net increase (decrease) in cash and cash equivalents	(456.6)	132.1
Cash and cash equivalents at beginning of period	564.3	154.3
Cash and cash equivalents at end of period	$ 107.7	$ 286.4

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

Acquisition by American Financial Group, Inc.

American Financial Group, Inc. ("AFG") and its subsidiaries owned 81% of GAFRI's Common Stock at August 1, 2007. On May 17, 2007, AFG and GAFRI entered into a definitive merger agreement under which GAFRI would acquire the GAFRI shares which AFG does not currently own at a price of $24.50 per share in cash, for a total purchase price of approximately $225 million. GAFRI expects the merger to be completed in September 2007, and will use excess capital plus borrowings from AFG to fund the transaction.
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

Investments  Fixed maturity and equity securities classified as "available-for-sale" are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Fixed maturity and equity securities classified as "trading" are reported at fair value with changes in unrealized gains or losses during the period included in investment income. Short-term investments are carried at cost; mortgage loans on real estate are carried at the unpaid principal balance adjusted for any unamortized premium or discounts; and policy loans are carried at the aggregate unpaid balance. Premiums and discounts on fixed maturity securities are amortized using the interest method; mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations.

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

To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains. DPAC related to annuities is also adjusted, net of tax, for the change in

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in unrealized gains (losses) on marketable securities, a component of "Accumulated other comprehensive income (loss), net" in the stockholders' equity section of the Balance Sheet.

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

Payable to Subsidiary Trusts  Two wholly-owned subsidiary trusts were formed to issue preferred securities and, in turn, purchased a like amount of subordinated debt from their parent company. Interest and principal payments from the parent fund the respective trust obligations. GAFRI does not consolidate the trusts because they are "variable interest entities" in which GAFRI is not considered to be the primary beneficiary. Accordingly, the subordinated debt due to the trusts is included in "Long-term debt" in the Balance Sheet and the related interest expense is included in "Interest and debt expenses" in the Income Statement.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation   All share-based grants are recognized as compensation expense based on their calculated "fair value" at the date of grant over the vesting period. GAFRI uses the Black-Scholes pricing model to measure the fair value of its stock options. See Note I to the Financial Statements - "Stockholders' Equity" for further information on stock options.

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

Earnings Per Share  Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: second quarter and first six months of 2007 - 0.7 million shares and 0.8 million shares, respectively, and second quarter and first six months of 2006 - 0.6 million shares.

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

C. Discontinued Operations

On June 2, 2006, GAFRI sold Chatham Bars Inn, a resort hotel located on Cape Cod, Massachusetts, for $166 million. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the operating results and the gain on the sale of the hotel are included in discontinued operations in the Consolidated Income Statement. Discontinued operations for 2007 represent additional gains on operations sold in previous years, primarily the settlement of a contingency associated with the Chatham sale.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

D. Acquisitions

On August 7, 2006, GAFRI (parent) acquired all of the outstanding shares of Ceres Group, Inc. During the six months ended June 30, 2007, GAFRI continued to refine the allocation of the purchase price to the individual assets acquired and liabilities assumed based on their estimated fair values. The refinement of the allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and independent appraisers.

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table shows (in millions) GAFRI's revenues and operating profit by significant business segment.

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006
Revenues
Fixed annuity operations	$141.4	$130.6	$281.2	$262.2
Variable annuity operations	6.3	6.0	12.3	11.9
Real estate operations	8.5	7.4	14.3	17.7(1)
Total annuity operations	156.2	144.0	307.8	291.8

Supplemental insurance operations	119.1 (2)	79.3	241.4 (2)	158.9
Life operations	17.4	18.2	35.0	36.7
Corporate and other	0.5	5.4	0.9	8.5
Total operating revenues	293.2	246.9	585.1	495.9

Realized gains (losses)	7.7	(9.3)	7.7	(8.9)
Total revenues per income statement	$300.9	$237.6	$592.8	$487.0

Operating profit - pre-tax
Fixed annuity operations	$ 29.4	$ 25.9	$ 56.6	$ 53.5
Variable annuity operations	1.2	0.6	2.0	1.4
Real estate operations	1.0	0.4	0.7	5.7(1)
Total annuity operations	31.6	26.9	59.3	60.6

Supplemental insurance operations	6.4 (2)	3.9	13.1 (2)	4.2
Life operations	0.5	2.0	2.6	4.1
Corporate and other:
Interest and other debt expenses	(5.3)	(5.7)	(11.0)	(11.9)
Other	(6.2)(3)	0.6	(7.3)(3)	(0.2)
Pre-tax earnings from continuing operations	27.0	27.7	56.7	56.8

Realized gains (losses)	7.7	(9.3)	7.7	(8.9)
Total operating earnings before income taxes per income statement	$ 34.7	$ 18.4	$ 64.4	$ 47.9

  Includes $4.9 million of income resulting from a March 2006 payment received from Palm Beach County, Florida in exchange for the imposition of certain limitations on future development of a marina owned by the Company.
  Includes results of Ceres Group, Inc., which was acquired by GAFRI in August 2006.
  Includes $2.0 million charge related to environmental liabilities associated with certain former manufacturing operations.

F. Goodwill

Changes in the carrying value of goodwill during the first six months of 2007, by reporting segment, are presented in the following table (in millions):

	Fixed Annuity	Supplemental Insurance	Total

Balance at January 1, 2007	$6.2	$ 9.7	$15.9
Additional goodwill (a)	-	8.8	8.8
Other	(0.1)	-	(0.1)
Balance at June 30, 2007	$6.1	$18.5	$24.6

(a) Subsidiary purchase accounting refinement related to the Ceres acquisition.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

G. Unamortized Insurance Acquisition Costs

Unamortized insurance acquisition costs consisted of the following (in millions):

	June 30,	December 31,
	2007	2006

Deferred policy acquisition costs ("DPAC")	$ 784.8	$742.9
Policyholder sales inducements	133.2	109.4
Unrealized DPAC adjustment	22.0	(1.2)
PVFP	75.1	95.0
	$1,015.1	$946.1

The unrealized DPAC adjustment reflects the change in DPAC assuming the unrealized gains or losses on securities had actually been realized. See Note B to the Financial Statements - "Accounting Policies".

In the second quarter of 2007, PVFP was reduced by $12.3 million due to a refinement of the purchase price allocation for the August 2006 Ceres acquisition. The PVFP amounts in the table above are net of $78.1 million and $70.5 million of accumulated amortization at June 30, 2007 and December 31, 2006, respectively. Amortization of the PVFP was $2.4 million in the second quarter of 2007 and $7.6 million in the first six months of 2007 compared to $1.6 million in the second quarter of 2006 and $3.2 million in the first six months of 2006. The increase in amortization compared to the 2006 periods reflects the acquisition of Ceres, including the effect of higher lapses in the Medicare supplement lines.

H. Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2007	2006

Direct obligations of GAFRI	$ 0.8	$ 0.8
Obligations of AAG Holding (guaranteed by GAFRI):
7-1/2% Senior Debentures due 2033	112.5	112.5
7-1/4% Senior Debentures due 2034	86.3	86.3
6-7/8% Senior Notes due 2008	28.5	31.5
Bank Credit Facility maturing 2011	16.0	-
	244.1	231.1

Payable to Subsidiary Trusts:
AAG Holding 8-7/8% Subordinated Debentures due 2027	-	22.0
AAG Holding 7.35% Subordinated Debentures due 2033	20.0	20.0
	20.0	42.0
	$264.1	$273.1

To achieve a desired balance between fixed and variable rate debt, GAFRI entered into interest rate swaps, which effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9% (effective rate of approximately 8.3% at June 30, 2007 and December 31, 2006). In March 2007, GAFRI repurchased $3.0 million principal amount of its 6-7/8% Senior Notes for $3.1 million in cash.

Also in March 2007, GAFRI used funds borrowed under its bank credit facility (discussed below) to redeem its remaining 8-7/8% subordinated debentures due 2027 for $22.9 million.

In March 2006, the Company replaced its existing $165 million bank credit agreement with a new $500 million five-year revolving credit facility shared with AFG. Under terms of the new agreement, GAFRI may borrow up to $175 million with the ability to borrow up to $200 million, conditioned on AFG not borrowing in excess of $300 million. AFG has agreed with GAFRI not to borrow more than $325 million under the credit facility and has agreed to guarantee amounts borrowed by GAFRI. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating. At June 30, 2007, the interest rate on the credit facility was approximately 6.1%.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At June 30, 2007, GAFRI had virtually no scheduled principal payments on debt for the next five years other than AAG Holding's Senior Notes due in 2008 and the bank credit facility due in 2011.

I. Stockholders' Equity

In the first six months of 2007, GAFRI issued 432,297 shares of Common Stock upon the exercise of stock options. Also in the first six months of 2007, GAFRI granted stock options for 0.6 million shares of Common Stock (at an average price of $23.76) under GAFRI's stock option plans.

GAFRI uses the Black-Scholes option-pricing model to calculate the "fair value" of its option grants. The fair value of options granted in the first six months of 2007 was $7.33 per share based on the following assumptions: dividend yield of less than 1%; expected volatility of 20% (due to limited trading volume of GAFRI's common stock, implied volatility of a peer group's publicly traded options used); risk-free interest rate of 4.7%; and expected option life of 6.5 years.

GAFRI's total stock compensation expense was $0.7 million for the second quarter and $1.3 million in the first six months of 2007 compared to $0.6 million and $1.1 million in the second quarter and first six months of 2006, respectively.

In the first quarter of 2007, GAFRI retired 219,295 shares of common stock which had been purchased in prior years to pre-fund two of the Company's non-qualified benefit plans.

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $1.00 per share.

J. Contingencies

Except as discussed in Management's Discussion and Analysis - "Environmental Reserve Charge", there have been no significant changes to the matters discussed and referred to in Note M - "Contingencies" of GAFRI's Annual Report on Form 10-K for 2006.

K. Additional Information

Statutory Information  Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts for GALIC, GAFRI's primary insurance subsidiary, were as follows (in millions):

	June 30,	December 31,
	2007	2006
Capital and surplus	$653.5	$643.8
Asset valuation reserve	107.1	88.3
Interest maintenance reserve	-	-

Six months ended June 30,
	2007	2006
Pre-tax income from operations	$19.1	$45.2
Net income	24.1	97.4

The decrease in statutory pre-tax income from operations in the first six months of 2007 compared to the same period in 2006 is due primarily to the impact of (i) higher commissions and costs associated with higher first year statutory premiums; (ii) lower spreads on GALIC's in-force annuity business; and (iii) higher death claims. Net income in 2006 included an after-tax statutory gain on the June 2006 sale of Chatham Bars Inn of approximately $50 million.

In the first six months of 2007, GALIC paid a $30 million dividend to GAFRI. The maximum amount of dividends payable by GALIC and Ceres' subsidiaries for the remainder of 2007 without prior regulatory approval is $91 million and $19 million, respectively.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Variable Annuities  At June 30, 2007, the aggregate guaranteed minimum death benefit value (assuming every policyholder died) on all of GAFRI's variable annuity policies exceeded the fair value of the underlying variable annuities by $44 million compared to $59 million at December 31, 2006. Death benefits paid in excess of the variable annuity account balances were $0.2 million in the first six months of 2007 and 2006.

Condensed Consolidating Information  GAFRI has guaranteed all of the outstanding debt of its wholly-owned subsidiary, AAG Holding Company, Inc. Condensed (unaudited) consolidating financial statements for GAFRI are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

		AAG	ALL OTHER	CONS
JUNE 30, 2007	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Assets
Cash and investments	$ 21.5	$ -	$10,743.4	($ 0.3)	$10,764.6
Investment in subsidiaries	956.9	1,185.1	20.3	(2,162.3)	-
Notes receivable from subs	102.4	-	-	(102.4)	-
Unamortized insurance acquisition costs	-	-	1,015.1	-	1,015.1
Other assets	24.9	6.6	1,091.3	45.6	1,168.4
Variable annuity assets (separate accounts)	-	-	717.2	-	717.2
	$1,105.7	$1,191.7	$13,587.3	($2,219.4)	$13,665.3

Liabilities and Stockholders' Equity
Insurance liabilities	$ -	$ -	$11,382.1	($ 5.5)	$11,376.6
Notes payable to GAFRI	-	102.4	-	(102.4)	-
Other long-term debt	0.8	335.4	-	(72.1)	264.1
Other liabilities	79.4	8.5	199.6	(5.6)	281.9
Variable annuity liabilities (separate accounts)	-	-	717.2	-	717.2
	80.2	446.3	12,298.9	(185.6)	12,639.8

Total stockholders' equity	1,025.5	745.4	1,288.4	(2,033.8)	1,025.5
	$1,105.7	$1,191.7	$13,587.3	($2,219.4)	$13,665.3

DECEMBER 31, 2006

Assets
Cash and investments	$ 16.9	$ -	$10,698.8	$ (0.4)	$10,715.3
Investment in subsidiaries	1,010.9	1,256.8	24.1	(2,291.8)	-
Notes receivable from subs	102.4	-	-	(102.4)	-
Unamortized insurance acquisition costs	-	-	946.1	-	946.1
Other assets	24.7	5.8	898.4	44.6	973.5
Variable annuity assets (separate accounts)	-	-	700.5	-	700.5
	$1,154.9	$1,262.6	$13,267.9	($2,350.0)	$13,335.4

Liabilities and Stockholders' Equity
Insurance liabilities	$ -	$ -	$10,980.6	($ 5.1)	$10,975.5
Notes payable to GAFRI	-	102.4	-	(102.4)	-
Other long-term debt	0.8	396.8	-	(124.5)	273.1
Other liabilities	80.1	10.4	227.8	(6.0)	312.3
Variable annuity liabilities (separate accounts)	-	-	700.5	-	700.5
	80.9	509.6	11,908.9	(238.0)	12,261.4

Total stockholders' equity	1,074.0	753.0	1,359.0	(2,112.0)	1,074.0
	$1,154.9	$1,262.6	$13,267.9	($2,350.0)	$13,335.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED		AAG	ALL OTHER	CONS
JUNE 30, 2007	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Revenues:
Life, accident and health premiums	$ -	$ -	$103.4	$ -	$103.4
Net investment income and other revenue	4.1	-	195.4	(2.0)	197.5
Equity in earnings of subsidiaries	36.7	45.8	-	(82.5)	-
	40.8	45.8	298.8	(84.5)	300.9

Costs and Expenses:
Insurance benefits and expenses	-	-	216.6	-	216.6
Interest and debt expenses	0.1	8.9	-	(3.7)	5.3
Other expenses	6.0	0.7	37.6	-	44.3
	6.1	9.6	254.2	(3.7)	266.2

Earnings before income taxes	34.7	36.2	44.6	(80.8)	34.7
Provision for income taxes	11.8	12.3	15.2	(27.5)	11.8

Income from continuing operations, net of tax	22.9	23.9	29.4	(53.3)	22.9
Discontinued hotel operations, net of tax	1.9	-	1.9	(1.9)	1.9

Net income	$24.8	$23.9	$ 31.3	($ 55.2)	$ 24.8

FOR THE SIX MONTHS ENDED
JUNE 30, 2007

Revenues:
Life, accident and health premiums	$ -	$ -	$210.0	$ -	$210.0
Net investment income and other revenue	10.0	(3.4)	380.5	(4.3)	382.8
Equity in earnings of subsidiaries	61.1	80.7	-	(141.8)	-
	71.1	77.3	590.5	(146.1)	592.8

Costs and Expenses:
Insurance benefits and expenses	-	-	435.3	-	435.3
Interest and debt expenses	0.1	19.0	-	(8.1)	11.0
Other expenses	6.6	1.6	73.9	-	82.1
	6.7	20.6	509.2	(8.1)	528.4

Earnings before income taxes	64.4	56.7	81.3	(138.0)	64.4
Provision for income taxes	21.5	19.3	27.8	(47.1)	21.5

Income from continuing operations	42.9	37.4	53.5	(90.9)	42.9
Discontinued hotel operations, net of tax	1.9	-	1.9	(1.9)	1.9

Net income	$44.8	$37.4	$ 55.4	($ 92.8)	$ 44.8

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

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)
FOR THE SIX MONTHS ENDED		AAG	ALL OTHER	CONS
JUNE 30, 2007	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$ 44.8	$ 37.4	$ 55.4	($ 92.8)	$ 44.8
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(42.3)	(53.0)	-	95.3	-
Increase in life, accident and health reserves	-	-	30.5	-	30.5
Benefits to annuity policyholders	-	-	179.2	-	179.2
Amortization of insurance acquisition costs	-	-	65.2	-	65.2
Depreciation and amortization	1.3	0.9	4.3	-	6.5
Realized (gains) losses on investments	0.1	-	(8.9)	-	(8.8)
Gain on sale of discontinued hotel	-	-	(2.9)	-	(2.9)
Realized (gain) loss on retirement of debt	(1.6)	3.4	0.9	(1.6)	1.1
Net trading portfolio activity	-	-	(8.4)	-	(8.4)
Increase in insurance acquisition costs	-	-	(103.2)	-	(103.2)
Decrease in reinsurance recoverable	-	-	14.4	-	14.4
Decrease (increase) in other assets	(1.4)	1.9	(136.5)	-	(136.0)
Increase (decrease) in other liabilities	0.6	(1.9)	(11.6)	-	(12.9)
Increase (decrease) in payable to affiliates, net	2.6	(0.8)	18.3	-	20.1
Capital contribution from parent (to subsidiary)	(185.4)	185.4	-	-	-
Dividends from subsidiaries(to parent)	137.3	(107.0)	(30.3)	-	-
Other, net	(4.1)	(4.1)	2.4	(0.9)	(6.7)
Net cash provided by (used in) operating activities	(48.1)	62.2	68.8	-	82.9

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	(1,469.1)	17.3	(1,451.8)
Maturities and redemptions of fixed maturity investments	32.2	-	346.1	(55.4)	322.9
Sales of investments and other assets	17.3	-	439.9	(17.3)	439.9
Increase in policy loans	-	-	(2.1)	-	(2.1)
Net cash provided by (used in) investing activities	49.5	-	(685.2)	(55.4)	(691.1)

Cash Flows from Financing Activities:
Annuity receipts	-	-	817.4	-	817.4
Annuity surrenders, benefits and withdrawals	-	-	(691.7)	-	(691.7)
Net transfers from variable annuity assets	-	-	31.9	-	31.9
Additions to long-term debt	-	92.0	-	-	92.0
Reductions of long-term debt	(0.1)	(154.2)	(3.2)	55.4	(102.1)
Issuance of Common Stock	7.2	-	-	-	7.2
Other	(3.1)	-	-	-	(3.1)
Net cash provided by (used in) financing activities	4.0	(62.2)	154.4	55.4	151.6

Net increase (decrease) in cash and cash equivalents	5.4	-	(462.0)	-	(456.6)
Beginning cash and cash equivalents	2.8	-	561.5	-	564.3

Ending cash and cash equivalents	$ 8.2	$ -	$ 99.5	$ -	$ 107.7

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)
FOR THE SIX MONTHS ENDED		AAG	ALL OTHER	CONS
JUNE 30, 2006	GAFRI	HOLDING	SUBS	ENTRIES	CONS

Cash Flows from Operating Activities:
Net income	$62.2	$ 56.1	$ 74.4	($130.5)	$ 62.2
Adjustments:
Equity in net earnings of subsidiaries and affiliates	(57.3)	(73.7)	-	131.0	-
Increase in life, accident and health reserves	-	-	21.0	-	21.0
Benefits to annuity policyholders	-	-	166.8	-	166.8
Amortization of insurance acquisition costs	-	-	50.5	-	50.5
Depreciation and amortization	2.2	0.8	3.2	-	6.2
Realized losses on investments	1.4	-	3.0	0.2	4.6
Gain on sale of discontinued hotel	-	-	(48.7)	-	(48.7)
Realized loss on retirement of debt	2.2	2.1	-	-	4.3
Net trading portfolio activity	-	-	(13.1)	-	(13.1)
Increase in insurance acquisition costs	-	-	(66.9)	-	(66.9)
Increase in reinsurance recoverable	-	-	(4.3)	-	(4.3)
Increase in other assets	(1.1)	(0.6)	(9.8)	-	(11.5)
Increase (decrease) in other liabilities	(0.2)	0.1	(1.0)	-	(1.1)
Increase in payable to affiliates, net	11.9	1.6	12.9	-	26.4
Capital contribution from parent (to subsidiary)	(30.0)	30.0	-	-	-
Dividends from subsidiaries(to parent)	37.5	(12.4)	(25.1)	-	-
Other, net	1.1	(1.8)	0.5	(0.7)	(0.9)
Net cash provided by operating activities	29.9	2.2	163.4	-	195.5

Cash Flows from Investing Activities:
Purchases of investments and other assets	-	-	(1,154.7)	-	(1,154.7)
Proceeds received from sale of Puerto Rican operations, net	37.5	-	(10.3)	-	27.2
Maturities and redemptions of fixed maturity investments	1.2	-	255.3	-	256.5
Cash and short-term investments of businesses acquired, net	-	-	104.8	-	104.8
Sales of investments and other assets	5.9	-	835.9	-	841.8
Increase in policy loans	-	-	(3.9)	-	(3.9)
Net cash provided by investing activities	44.6	-	27.1	-	71.7

Cash Flows from Financing Activities:
Fixed annuity receipts	-	-	515.4	-	515.4
Annuity surrenders, benefits and withdrawals	-	-	(592.0)	-	(592.0)
Net transfers from variable annuity assets	-	-	7.2	-	7.2
Additions to long-term debt	-	15.0	-	-	15.0
Reductions of long-term debt	(65.9)	(16.9)	-	-	(82.8)
Issuance of Common Stock	2.9	-	-	-	2.9
Other	(0.8)	-	-	-	(0.8)
Net cash used in financing activities	(63.8)	(1.9)	(69.4)	-	(135.1)

Net increase in cash and short-term investments	10.7	0.3	121.1	-	132.1
Beginning cash and short-term investments	7.9	0.3	146.1	-	154.3

Ending cash and short-term investments	$18.6	$ 0.6	$ 267.2	$ -	$ 286.4

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

Index to MD&A

Page			Page
Forward-Looking Statements	20	Results of Operations	26
General	20	General	26
Overview	21	Income Items	27
Critical Accounting Policies	21	Expense Items	29
Liquidity and Capital Resources	22
Ratios	22
Sources and Uses of Funds	22
Independent Ratings	23
Investments	24

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The safe harbor does not apply to statements with respect to the pending transaction with AFG. Some of the forward-looking statements can be identified by the use of forward-looking words such as "anticipates", "believes", "expects", "estimates", "intends", "plans", "seeks", "could", "may", "should", "will" or the negative version of those words or other comparable terminology. Such forward-looking statements relate to: expectations concerning market and other conditions and their effect on future premiums, revenues, earning and investment activities; recoverability of asset values; mortality and the adequacy of reserves for environmental pollution.

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

OVERVIEW

Financial Condition

GAFRI has significantly strengthened its capital and liquidity over the last several years. Since December 31, 2002, stockholders' equity (excluding unrealized gains (losses)) has grown approximately $430 million (64%) to $1.1 billion and its debt to capital ratio decreased from more than 36% to 19.1%; in addition, the adjusted capital of GAFRI's largest insurance subsidiary increased nearly $289 million (59%) to $774 million.

Results of Operations

Through the operations of its insurance subsidiaries, GAFRI is engaged in the sale of retirement annuities and various forms of supplemental insurance products.

GAFRI's net income for the second quarter of 2007 was $24.8 million ($0.51 per diluted share) compared to $43.6 million ($0.91 per diluted share) for the same period in 2006. GAFRI's net income for the first six months of 2007 was $44.8 million ($0.92 per diluted share), compared to $62.2 million ($1.30 per diluted share) for the same period in 2006.

GAFRI's net income in the second quarter and first six months of 2006 included an after-tax gain of $31.6 million ($0.66 per diluted share) on the sale of a hotel. (See Note C to the Financial Statements) Excluding the impact of the hotel sale, GAFRI's net income in the second quarter and first six months of 2007 increased significantly over the same periods in 2006, reflecting higher realized investment gains and improvements in GAFRI's supplemental insurance and fixed annuity segments, as well as slightly higher earnings in the Company's variable annuity business. These increases were partially offset by higher mortality in the runoff life operations and a $2 million environmental charge taken in the second quarter of 2007 related to GAFRI's former manufacturing operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios  GAFRI's consolidated debt to capital ratio is shown below (dollars in millions). For purposes of this calculation, capital represents the sum of consolidated debt and stockholders' equity (excluding unrealized gains (losses) on fixed maturity securities).

	June 30,	December 31,
	2007	2006	2005
Consolidated Debt	$ 264	$ 273	$ 342
Stockholders' Equity	1,117	1,064	949
Total Capital	$1,381	$1,337	$1,291

Consolidated Debt to Capital	19.1%	20.4%	26.5%

The National Association of Insurance Commissioners' ("NAIC") risk-based capital ("RBC") formula determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 2007, the capital ratio of GAFRI's principal insurance subsidiary was 6.5 times its authorized control level RBC.

Sources and Uses of Funds

Parent Holding Company Liquidity  To pay interest and principal on borrowings and other holding company costs, GAFRI (parent) and AAG Holding use primarily capital distributions from Great American Life Insurance Company ("GALIC") and Ceres Group, Inc., bank borrowings and cash and investments on hand.  Capital distributions from GAFRI's insurance subsidiaries are subject to regulatory restrictions relating to statutory surplus and earnings. In the first six months of 2007, GALIC paid a $30 million dividend to GAFRI. The maximum amount of dividends payable by GALIC and Ceres' subsidiaries for the remainder of 2007 without prior regulatory approval is $91 million and $19 million, respectively.

In March 2006, the Company replaced its existing bank credit agreement with a $500 million five-year credit facility shared with its parent company American Financial Group, Inc. Under terms of the agreement, GAFRI may borrow up to $175 million with the ability to borrow up to $200 million, conditioned on AFG not borrowing in excess of $300 million. At June 30, 2007, GAFRI had borrowings of $16 million outstanding on the credit agreement, bearing interest at a rate of 6.1%. Under a currently effective shelf registration, GAFRI and AAG Holding can issue up to $250 million in additional equity or debt securities.

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

In March 2007, GAFRI redeemed all of its 8-7/8% trust preferred securities using funds borrowed under the bank credit agreement. See Note H to the Financial Statements - "Long-Term Debt". Also in March 2007, GAFRI repurchased $3.0 million principal amount of its 6-7/8% Senior Notes for $3.1 million. In 2006, GAFRI repurchased $68.5 million principal amount of its 6-7/8% Senior Notes for $70.8 million.

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

In GAFRI's annuity business, where profitability is largely dependent on earning a "spread" between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. With declining rates, GAFRI receives some protection due to the ability to lower crediting rates, subject to guaranteed minimums. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on GAFRI's annuity products. Annuity surrenders (after surrender fees) totaled approximately $264 million and $493 million in the second quarter and first six months of 2007 compared to $211 million and $422 million in the comparable 2006 periods. Management believes the increase in surrenders is due to (i) the higher interest rate environment (compared to when certain policies were initially sold); (ii) recent acquisitions of blocks of annuity business; and (iii) policies coming out of their surrender charge periods.

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

Independent Ratings  The Company's principal insurance subsidiaries ("Insurance Companies") are rated by A.M. Best, Fitch and Standard & Poor's. Management believes that the ratings assigned by independent insurance rating agencies are important because agents, potential policyholders and school districts often use a company's rating as an initial screening device in considering annuity products. Management believes that (i) a rating in the "A" category by A.M. Best is necessary to successfully market tax-deferred annuities to public education employees and other not-for-profit groups; and (ii) a rating in the "A" category by at least one rating agency is necessary to successfully compete in other annuity markets. GAFRI's insurance entities also compete in markets other than the sale of tax-deferred annuities. Management believes that these entities can successfully compete in these markets with their current respective ratings listed below.

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

Following are the Company's insurance ratings as of June 30, 2007:

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

Investments  At June 30, 2007, GAFRI's investment portfolio contained $9.5 billion in "Fixed maturities" classified as available-for-sale, which are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity on an after-tax basis. At June 30, 2007, GAFRI had pre-tax net unrealized losses of $165 million on fixed maturities and net unrealized gains of $27 million on equity securities.

GAFRI invests primarily in fixed income investments that, including loans and short-term investments, comprised 96% of its investment portfolio at June 30, 2007. GAFRI generally invests in securities having intermediate-term maturities with an objective of optimizing interest yields while maintaining an appropriate relationship of maturities between GAFRI's assets and expected liabilities.

The NAIC assigns quality ratings to publicly traded as well as privately placed securities. At June 30, 2007, approximately 94% of GAFRI's Insurance Companies' fixed maturity portfolio was comprised of investment grade bonds (NAIC rating of "1" or "2"). Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

At June 30, 2007, the mortgage-backed securities ("MBSs") portfolio represented approximately 30% of the Insurance Companies' investments. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. The market that these securities trade in is highly liquid. Aside from interest rate risk referred to above, GAFRI does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

Approximately 99% of the Insurance Companies' MBSs are rated "AAA". At June 30, 2007, approximately 2% of GAFRI's fixed maturity portfolio was invested in mortgage-backed securities in which the underlying collateral is sub-prime mortgages. At that date, the net unrealized loss on these securities was approximately $3.0 million. The securities are collateralized by fixed-rate mortgages and have an overall average life of approximately 3 years. None of the securities have been subject to downgrades or "watch listing" by rating agencies. At June 30, 2007, GAFRI had no collateral debt obligations secured by residential mortgages.

Summarized information for the unrealized gains and losses recorded in GAFRI's balance sheet at June 30, 2007, is shown in the following table (dollars in millions). Approximately $118 million of available-for-sale "Fixed Maturities" and $10 million of "Equity Securities" had no unrealized gains or losses at June 30, 2007.

	Securities with Unrealized	Securities with Unrealized
Available-for-sale Fixed Maturities	Gains	Losses
Fair value of securities	$2,201	$7,216
Amortized cost of securities	$2,146	$7,436
Gross unrealized gain (loss)	55	($ 220)
Fair value as % of amortized cost	103%	97%
Number of security positions	708	1,080
Number individually exceeding $2 million gain or loss	-	3
Concentration of gains or (losses) by type or industry
(exceeding 5% of unrealized):
Mortgage-backed securities	$ 10.3	($ 81.9)
Banks, savings and credit institutions	4.7	(46.5)
Gas and electric services	7.6	(14.8)
Insurance companies	4.3	(14.5)
Percentage rated investment grade	87%	97%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

	Securities with Unrealized	Securities with Unrealized
Equity Securities	Gains	Losses
Fair value of securities	$204	$ 92
Cost of securities	$169	$100
Gross unrealized gain (loss)	$ 35	($ 8)
Fair value as % of cost	121%	92%

The table below sets forth the scheduled maturities of GAFRI's available-for-sale fixed maturity securities at June 30, 2007, based on their fair values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized	Securities with Unrealized
Maturity*	Gains*	Losses*
One year or less	7%	1%
After one year through five years	45	7
After five years through ten years	25	48
After ten years	8	8
	85	64
Mortgage-backed securities	15	36
	100%	100%

*Excludes $118 million of fixed maturities with no unrealized gains or losses.

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

The table below (dollars in millions) summarizes the unrealized gains and losses on all securities by dollar amount.
Fixed Maturities at June 30, 2007	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis

Securities with unrealized gains:
Exceeding $500,000 (13 issues)	$ 113	$ 9	108.7%
Less than $500,000 (695 issues)	2,088	46	102.3%
	$2,201	$ 55	102.6%

Securities with unrealized losses:
Exceeding $500,000 (130 issues)	$2,596	($114)	95.8%
Less than $500,000 (950 issues)	4,620	(106)	97.8%
	$7,216	($220)	97.0%

Equity Securities at June 30, 2007

Securities with unrealized gains:
Exceeding $500,000 (19 issues)	$112	$ 29	134.9%
Less than $500,000 (35 issues)	92	6	107.0%
	$204	$ 35	120.7%

Securities with unrealized losses:
Exceeding $500,000 (4 issues)	$ 51	($ 6)	89.5%
Less than $500,000 (22 issues)	41	(2)	95.3%
	$ 92	($ 8)	92.0%

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The following table (dollars in millions) summarizes the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.
Fixed Maturities with Unrealized Losses at June 30, 2007	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis

Investment grade with losses for:
One year or less (482 issues)	$3,481	($ 70)	98.0%
Greater than one year (519 issues)	3,494	(144)	96.0%
	$6,975	($214)	97.0%

Non-investment grade with losses for:
One year or less (51 issues)	$ 134	($ 3)	97.8%
Greater than one year (28 issues)	107	(3)	97.3%
	$ 241	($ 6)	97.6%

Equity Securities with Unrealized
Losses at June 30, 2007

One year or less (23 issues)	$ 88	($ 7)	92.6%
Greater than one year (3 issues)	4	(l)	80.0%
	$ 92	($ 8)	92.0%

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

RESULTS OF OPERATIONS

General  As shown in Note E to the Financial Statements - "Segments of Operations", GAFRI's pre-tax earnings from continuing operations decreased $0.7 million in the second quarter of 2007 compared to the same period in 2006. The decrease reflects a $2 million environmental charge (see discussion below) taken in the second quarter of 2007 and higher mortality in the runoff life operations, partially offset by improvements in the supplemental insurance and annuity operations segments.

Environmental Reserve Charge  GAFRI recently completed the annual review of its environmental exposures relating to its former manufacturing operations. As a result, GAFRI recorded a $2 million charge in the second quarter of 2007 relating to revisions in clean up estimates at an existing site. GAFRI's environmental reserves totaled approximately $15 million at June 30, 2007.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Statutory Annuity Premiums  The following table summarizes GAFRI's statutory annuity sales (in millions):

	Three months ended June 30,		Six months ended June 30,
Annuity Premiums	2007	2006	2007	2006
403(b) Fixed and Indexed Annuities:
First Year	$ 17	$ 14	$ 33	$ 26
Renewal	39	33	74	70
Subtotal	56	47	107	96

Non-403(b) Traditional Fixed Annuities	79	113	150	209
Non-403(b) Indexed Annuities	284	109	518	162
Variable Annuities	20	24	43	48
Total Annuity Premiums	$439	$293	$818	$515

Statutory annuity premiums in the second quarter and first six months of 2007 were 50% and 59% higher, respectively, than the same 2006 periods due primarily to higher fixed indexed-annuity sales, partially offset by lower sales of traditional fixed annuities in GAFRI's non-403(b) line of business.

Life, Accident and Health Premiums and Benefits  The following table summarizes GAFRI's life, accident and health premiums and benefits as shown in the Consolidated Income Statement (in millions):

	Three months ended June 30,		Six months ended June 30,
Premiums	2007	2006	2007	2006
Supplemental insurance operations
First year	$ 16	$ 9	$ 29	$ 19
Renewal	79	58	164	115
Cincinnati life operations (in runoff)	8	9	17	18
	$103	$76	$210	$152

Benefits
Supplemental insurance operations	$ 72	$56	$145	$109
Cincinnati life operations (in runoff)	14	11	26	22
	$ 86	$67	$171	$131

Ratio of Supplemental benefits to Supplemental premiums	76%	84%	75%	81%

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

Net Investment Income  Net investment income increased $8.3 million (6%) and $18.6 million (6%) in the second quarter and first six months of 2007, respectively, compared to the same periods in 2006 due primarily to an increase in average invested assets of approximately $780 million (8%), partially offset by a lower overall yield on the investment portfolio. The increase in assets reflects internal growth as well as acquisitions. See Note D to the Financial Statements - "Acquisitions".

The yield earned on GAFRI's investment portfolio, excluding real estate investments and realized gains, was approximately 5.9% and 6.1% for the first six months of 2007 and 2006, respectively.

Realized Gains (Losses)

Investments

Realized gains (losses) on investments included provisions for other than temporary impairment on securities still held as follows: second quarter of 2007 and 2006 - $1.1 million and $1.6 million; six months of 2007 and 2006 - $7.7 million and $3.0 million, respectively.

Retirement of Debt

Loss on retirement of debt in 2007 reflects the redemption of the Company's 8-7/8% subordinated debentures in March 2007 and the repurchase of $3 million of the Company's 6-7/8% notes.

Loss on retirement of debt in 2006 reflects pre-tax losses on repurchases of $63.6 million principal amount of the Company's 6-7/8% Senior Notes for $65.8 million in cash. In addition, in connection with the repurchase, GAFRI paid $1.9 million to effectively terminate the portion of an interest rate swap that covered the repurchased debt; this amount is included in loss on retirement of debt in the Consolidated Income Statement.

Other Income  Other income increased $10.1 million (47%) and $12.6 million (27%) in the second quarter and first six months of 2007, respectively, compared to the same periods in 2006. The increase reflects higher fee income generated from reinsurance agreements entered into in connection with the Ceres acquisition in August 2006, income earned on company owned life insurance and higher policy fees on annuities. These items were partially offset by a 2006 payment received from Palm Beach County, Florida in exchange for the imposition of certain limitations on future development of a marina owned by the Company.

Real Estate Operations - Continuing  GAFRI is engaged in a variety of real estate operations including hotels and marinas. Revenues and expenses of these operations are included in GAFRI's Consolidated Income Statement as shown below (in millions).

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Other income	$8.5	$ 7.4	$14.3	$17.7(1)
Other expenses:
Operating expenses	6.1	6.0	11.1	9.9
Depreciation	0.9	0.8	1.7	1.6
Other	0.5	0.2	0.8	0.5

(1)  Includes $4.9 million of income resulting from a March 2006 payment received from Palm      Beach County, Florida in exchange for the imposition of certain limitations on future      development of a marina owned by the Company.

Real Estate Operations - Discontinued

On June 2, 2006, GAFRI sold Chatham Bars Inn, a resort hotel located on Cape Cod, Massachusetts, for a price of $166 million. In the second quarter of 2007, GAFRI received an additional escrow payment in connection with the sale. The operating results and gain on sale of Chatham have been included in discontinued operations in the Consolidated Income Statement.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues additional reserves for (i) persistency and premium bonuses and (ii) excess benefits expected to be paid on future deaths and annuitizations. Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect these additional reserves.

Annuity benefits increased $6.4 million (8%) and $12.4 million (7%) in the second quarter and first six months of 2007, respectively, compared to the same periods in 2006. This increase reflects higher annuity reserves due to internal growth resulting from higher sales of fixed indexed annuities, partially offset by a lower average crediting rate.

Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. Management believes that significant changes in projected investment yields could result in charges (or credits) to earnings in the period the projections are modified.

Insurance Acquisition Expenses  Insurance acquisition expenses include amortization of deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Insurance acquisition expenses also include amortization of the present value of future profits ("PVFP") of businesses acquired. The increase in insurance acquisition expenses in 2007 reflects the growth in the Company's business as well as the August 2006 acquisition of Ceres. Amortization of the PVFP related to the Ceres acquisition was higher than anticipated in the first six months of 2007 as a result of higher lapses in the Medicare supplement lines. Management believes that the higher lapses are due primarily to competition from companies participating in the government subsidized Medicare Advantage program.

Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.

Interest and Debt Expenses  The decrease in interest and debt expenses in the second quarter and first six months of 2007 reflects lower average indebtedness in the first half of 2007 compared to the same periods in 2006.

Other Expenses  Other expenses increased $11.7 million (36%) and $14.9 million (22%) in the second quarter and first six months of 2007, respectively, compared to the same periods in 2006. The increase reflects the acquisition of Ceres in August 2006 and higher real estate expenses. In addition, the Company recorded a $2.0 million charge in the second quarter of 2007 relating to its former manufacturing operations. See Management's Discussion and Analysis - "Environmental Reserve Charge".

Income Taxes  GAFRI's effective tax rate in the first six months of 2007 reflects a benefit of $0.6 million related to adjustments of prior year taxes.

Recent Accounting Standard  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to irrevocably elect to report certain financial assets and liabilities (including most insurance contracts) at fair value and recognize the unrealized gains and losses on such items in earnings. SFAS No. 159 is effective January 1, 2008, for calendar year companies. GAFRI is currently evaluating whether it will elect the fair value option for any of its eligible assets or liabilities.

Item 3

Quantitative and Qualitative Disclosure of Market Risk

As of June 30, 2007, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure about Market Risk" in GAFRI's 2006 Form 10-K.

GREAT AMERICAN FINANCIAL RESOURCES, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Item 4

Controls and Procedures

GAFRI's Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated GAFRI's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, GAFRI's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls are effective. During the first six months of 2007, there have been no changes in GAFRI's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, GAFRI's internal controls over financial reporting.

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
GREAT AMERICAN FINANCIAL RESOURCES, INC.

August 8, 2007	BY:/s/Christopher P. Miliano
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 8, 2007	/s/ S. Craig Lindner S. Craig Lindner Chief Executive Officer

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 8, 2007	/s/ Christopher P. Miliano Christopher P. Miliano Chief Financial Officer

E-2

GREAT AMERICAN FINANCIAL RESOURCES, INC.

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

Pursuant to 18 USC Section 1350 as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Great American Financial Resources, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2007 (the "Report"), the undersigned officers of the Company, certify, pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

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

August 8, 2007

A signed original of this written statement will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

E-3